Form 10-Q
period 1996-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 1996-06-20
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-28494

                        MILLENNIUM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



        DELAWARE                                         04-3177038
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                     640 MEMORIAL DRIVE, CAMBRIDGE, MA 02139
          (Address of principal executive offices, including zip code)


                                  617-679-7000
              (Registrant's telephone number, including area code)

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No x
                                      ---   ---

Number of shares of Common Stock outstanding as of June 18, 1996 was 23,812,678.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS
                                -----------------

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION                                              3

ITEM 1.   FINANCIAL STATEMENTS (unaudited)
     Condensed Balance Sheets
        March 31, 1996 and December 31, 1995                                3

     Condensed Statements of Operations
        for the three months ended
        March 31, 1996 and 1995                                             4

     Condensed Statements of Cash Flows
        for the three months ended
        March 31, 1996 and 1995                                             5

     Notes to Condensed Financial Statements                                6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               8

PART II - OTHER INFORMATION                                                11

ITEM 1.   LEGAL PROCEEDINGS                                                11

ITEM 2.   CHANGES IN SECURITIES                                            11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                               11

ITEM 5.   OTHER INFORMATION                                                11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 11


SIGNATURES                                                                 12

EXHIBIT INDEX                                                              13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.


                        MILLENNIUM PHARMACEUTICALS, INC.

                                    CONDENSED BALANCE SHEETS

                                                                     MARCH 31,     DECEMBER 31,
                                                                       1996            1995
                                                                    -----------    ------------
                                                                    (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 8,766,672    $10,586,260
  Short-term investments                                              9,070,644      7,260,284
  Prepaid expenses and other current assets                           1,428,876        694,763
                                                                    -----------    -----------
Total current assets                                                 19,266,192     18,541,307

Property and equipment, net                                           6,212,131      4,905,528

Due from strategic partner                                            1,533,338      1,463,333
Deposits and other assets                                               404,561        194,682
                                                                    -----------    -----------

                                                                    $27,416,222    $25,104,850
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,506,926    $ 1,122,446
  Accrued expenses                                                      781,557        567,611
  Deferred revenue                                                    1,114,184      3,110,000
  Current portion of long-term debt                                   1,600,000      1,600,000
  Current portion of capital lease obligations                        1,813,334      1,643,168
                                                                    -----------    -----------
Total current liabilities                                             6,816,001      8,043,225

Long-term debt, net                                                   1,066,667      1,466,667
Capital lease obligations, net                                        2,408,919      2,499,088

Stockholders' equity:
Series A,B,C and D Convertible Preferred Stock, $0.001 par value:
  14,000,000 shares authorized; 12,172,221 shares in 1996 and
  11,783,333 shares in 1995 issued and outstanding ($25,950,000 aggregate liquidation preference)
                                                                         12,172         11,783
Common Stock, $0.001 par value: 25,000,000 shares authorized;
    6,148,420 shares in 1996 and 4,211,926 shares in 1995 issued
    and outstanding                                                       6,148          4,212
Additional paid-in capital                                           30,040,208     22,722,267
Deferred compensation                                                (3,095,530)             -
Note receivable from officer                                           (320,513)      (266,681)
Accumulated deficit                                                  (9,517,850)    (9,375,711)
                                                                    -----------    -----------
Total stockholders' equity                                           17,124,635     13,095,870
                                                                    -----------    -----------

Total liabilities and stockholders' equity                          $27,416,222    $25,104,850
                                                                    ===========    ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                        Millennium Pharmaceuticals, Inc.

                Condensed Statements of Operations (Unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    1996              1995
                                                -----------       -----------
Revenue under strategic alliances               $ 7,558,316       $ 2,500,000

Costs and expenses:
  Research and development                        6,633,649         3,867,346
  General and administrative                      1,265,396           772,413
                                                -----------       -----------
                                                  7,899,045         4,639,759
                                                -----------       -----------
Loss from operations                               (340,729)       (2,139,759)

Interest income                                     419,919            89,192
Interest expense                                   (221,329)         (249,957)
                                                -----------       -----------

Net loss                                        $  (142,139)      $(2,300,524)
                                                ===========       ===========

Net loss per share                              $     (0.01)      $     (0.12)
                                                ===========       ===========

Shares used in computing net loss
  per share                                      19,167,206        19,150,695
                                                ===========       ===========

See notes to condensed financial statements.

                        Millennium Pharmaceuticals, Inc.

                       Condensed Statements of Cash Flows
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                       1996           1995
                                                   ------------   ------------

CASH USED IN OPERATIONS                            $(1,958,368)   $(4,373,885)

INVESTING ACTIVITIES
Purchase of property and equipment                  (1,330,300)      (658,357)
Sale of short-term investments                       7,711,712              -
Purchase of short-term investments                  (9,522,072)             -
                                                   -----------    -----------
Net cash used in investing activities               (3,140,660)      (658,357)

FINANCING ACTIVITIES
Proceeds from sale of Preferred Stock                3,499,992      2,250,000
Proceeds from sale of Common Stock                     633,820          1,552
Repurchase of Common Stock                                (829)             -
Payments of long-term debt                            (400,000)             -
Payment on capital lease obligations                  (453,543)      (162,966)
                                                   -----------    -----------
Net cash provided by financing activities            3,279,440      2,088,586
                                                   -----------    -----------

Decrease in cash and cash equivalents               (1,819,588)    (2,943,656)
Cash and cash equivalents at beginning of period    10,586,260      6,105,468
                                                   -----------    -----------

Cash and cash equivalents at end of period         $ 8,766,672    $ 3,161,812
                                                   ===========    ===========

NON-CASH ACTIVITIES:
Equipment acquired under capital leases            $   418,137    $   352,245
                                                   ===========    ===========
Deferred compensation                              $ 3,187,283              -
                                                   ===========    ===========

See notes to condensed financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (Unaudited)


         1 - BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three-month period ended March 31, 1996 are not indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form S-1 filed on May 6, 1996.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The adoption of the new standard had no effect on the financial statements.

         Effective January 1, 1996, the Company adopted SFAS No. 123 "Accounting and Disclosure of Stock-Based Compensation." As allowed under the SFAS, the Company has elected to continue to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (AFB 25) in accounting for its employee stock options. The adoption of the standard had no effect on the financial statements.

         2 - NET LOSS PER SHARE

         Net loss per share is computed using the weighted-average number of outstanding shares of Common Stock and Common Stock equivalents, assuming conversion of Series A, B, C and D Convertible Preferred Stock into Common Stock (as of their original date of issuance), which occurred upon the closing of the Company's initial public offering on May 10, 1996 and the exercise of stock options and warrants (using the treasury stock method). Common Stock equivalents are excluded from the computation when their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalent shares relating to stock options and warrants (using the treasury stock method and an initial public offering price of $12.00 per share) and Convertible Preferred Stock issued during the twelve month period prior to the initial public offering are included for both periods presented whether or not anti-dilutive.

         3 - STOCKHOLDERS' EQUITY

         In February 1996, the Company issued 388,888 shares of Series D Convertible Preferred Stock to a private institutional investor at $9.00 per share and received net proceeds of approximately $3,500,000. The rights and privileges of the Series D stock are substantially consistent with previously issued convertible preferred stock series. The Series D stock converted into Common Stock upon the closing of the Company's initial public offering on May 10, 1996.

         4 - SUBSEQUENT EVENT

         In May 1996, the Company completed an initial public offering of 5,175,000 shares of common stock at $12.00 per share (including the sale of 675,000 shares sold to the underwriters pursuant to an over-allotment option granted to the underwriters by the Company). The Company received proceeds, net of underwriting discounts and commissions, of approximately $57,753,000. The proceeds of the offering are being used for research and development, working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
- --------

         The Company was incorporated in January 1993 and has devoted substantially all of its resources to the development and application of genetics, genomics and bioinformatics technology used to identify the genes responsible for major diseases, as well as comprehensive technologies to elucidate the role of these genes in disease initiation and progression. To date, all of the Company's revenue has resulted from payments from strategic partners and the Company has not received any revenue from the sale of products or services.

         The Company has entered into several strategic alliances: in March 1994 with Roche in obesity and type II diabetes; in October 1995 and March 1996 with Lilly in atherosclerosis and select areas of oncology, respectively; and in December 1995 with Astra in inflammatory respiratory diseases. These agreements have provided the Company with various combinations of equity investments, up-front and follow-on fees and research funding and may provide certain additional payments upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. Revenue recognized under these collaborations through March 31, 1996 has aggregated approximately $38,401,000.

         Although the Company intends to enter into additional strategic alliances, it also expects to incur increasing expenses and additional losses for at least the next several years, primarily due to expansion of its research and development programs. Payments under strategic alliance and licensing arrangements will be subject to significant fluctuation in both timing and amounts resulting in periods of profitability and periods of losses; therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations
- ---------------------

         Quarters Ended March 31, 1996 and March 31, 1995
         ------------------------------------------------

         Revenue under strategic alliances increased to $7,558,316 for the three months ended March 31, 1996 (the "1996 Period") from $2,500,000 for the three months ended March 31, 1995 (the "1995 Period"). The increase for the 1996 Period was due to strategic alliance revenue from three partners - Hoffman La-Roche, Inc., Eli Lilly and Company, and Astra AB - compared with revenue in the 1995 Period from only Hoffman La-Roche, Inc. Effective March 1996, Lilly exercised its option to enter into a strategic alliance in select areas of oncology. In connection with the execution of this agreement, the Company recognized $2,750,000 of revenue that had been previously deferred.

         Research and Development expenses increased to $6,633,649 for the three months ended March 31, 1996 from $3,867,346 for the three months ended March 31, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts and increased costs associated with the collection of patient information and DNA samples. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing strategic alliances. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

         General and administrative expenses increased to $1,265,396 for the three months ended March 31, 1996 from $772,413 for the three months ended March 31, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel, and professional fees in connection with the overall scale-up of the Company's operations and business development efforts. It is anticipated that general and administrative expenses will continue to increase as the Company continues to expand its operations.

         The Company had net interest income of $198,590 for the three months ended March 31, 1996 and net interest expense of $160,765 for the three months ended March 31, 1995. The transition to net interest income was due to increased interest income earned on higher balances of cash and investment securities.

         The Company has recorded a non-cash charge of approximately $3,200,000 relating to compensation expense associated with the grant of options between January 1, 1996 and May 2, 1996 to purchase 1,174,447 shares of Common Stock. For the period ended March 31, 1996 the Company recognized approximately $91,000 of such compensation expense. The remaining deferred compensation will be recognized ratably over the vesting period of the options, which is generally four years.

Liquidity and Capital Resources
- -------------------------------

         The Company has financed its operations since inception primarily through strategic alliances, private placement of equity securities, issuance of debt and capital leases. Through March 31, 1996 the Company recognized approximately $38,401,000 of revenue under strategic alliances. The private placement of equity securities has provided the Company with aggregate gross proceeds of approximately $25,950,000 including approximately $3,500,000 in February 1996 from the sale of 388,888 shares of Series D Convertible Preferred Stock. The Company has obtained $4,000,000 in long-term debt and $6,888,000 in capital lease financings. In February 1996 the Company entered into a $1,100,000 loan agreement to finance the build-out of an 8,000 square foot in-house animal facility. In conjunction with the loan agreement, the Company issued a warrant for 44,000 shares of Series C Convertible Preferred Stock at $6.00 per share. In May 1996 the Company drew down approximately $700,000 on this line. In May 1996 the Company completed an initial public offering of common stock resulting in proceeds, net of underwriting discounts, of $57,753,000. As of March 31, 1996, the Company had approximately $17,837,000 in cash, cash equivalents and short-term investments.

         The Company believes that existing cash and investment securities, anticipated cash flow from its current strategic alliances, and net proceeds from the initial public offering in May 1996 will be sufficient to support the Company's operations for at least the next 24 months. The Company's actual future cash requirements, however, will depend on many factors, including progress of its disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to commercialization rights it has retained in its strategic alliance arrangements, competing technological and market developments, the costs associated with the collection of patient information and DNA samples, the costs involved in obtaining and enforcing patent claims and other intellectual property rights, and the costs and timing of regulatory approvals. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings, or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings.
          -----------------

     None

Item 2.   Changes in Securities.
          ---------------------

     None

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

     None

Item 5.   Other Information.
          -----------------

     None

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits

          The exhibits listed in the Exhibit Index are included in this report.

     (b)  Reports on form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MILLENNIUM PHARMACEUTICALS, INC.
                                        (Registrant)





Date: June 20, 1996                     By: /s/ Mark J. Levin
                                            ------------------------------------
                                            Mark J. Levin
                                            Chief Executive Officer (Principal
                                            Executive Officer)





Date: June 20, 1996                     By: /s/ Harry F. Arader, Jr.
                                            ------------------------------------
                                            Harry F. Arader, Jr.
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.                    Description
- -------                  -----------

  4.1               Restated Certificate of
                    Incorporation of the Registrant

  4.2               Restated By-laws of the Registrant

 11.1               Statement Regarding Computation
                    of Per Share Earnings

 27                 Financial Data Schedule