Form 10-Q
period 1996-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 1996-08-14
CIK 1002637

                        SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                         OR

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

Number of shares of Common Stock outstanding as of August 5, 1996 was 23,833,211.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)
     Condensed Balance Sheets
        June 30, 1996 and December 31, 1995                            3

     Condensed Statements of Operations
        for the six months ended
        June 30, 1996 and 1995                                         4

     Condensed Statements of Cash Flows
        for the six months ended
        June 30, 1996 and 1995                                         5

     Notes to Condensed Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                          8

PART II - OTHER INFORMATION                                           12

ITEM 1.   LEGAL PROCEEDINGS                                           12

ITEM 2.   CHANGES IN SECURITIES                                       12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                          12

ITEM 5.   OTHER INFORMATION                                           12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURES                                                            13

EXHIBIT INDEX                                                         14

                        Millennium Pharmaceuticals, Inc.
                            Condensed Balance Sheets

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1996            1995
                                                                    -----------------------------
                                                                     (Unaudited)        (Note)
ASSETS
Current assets:
Cash and cash equivalents                                           $ 14,803,701    $ 10,586,260
Short-term investments                                                53,965,804       7,260,284
Prepaid expenses and other current assets                              2,032,987         694,763
                                                                    -----------------------------
Total current assets                                                  70,802,492      18,541,307

Property and equipment, net                                            9,648,118       4,905,528

Due from strategic partner                                             1,603,337       1,463,333
Deposits and other assets                                                461,998         194,682
                                                                    -----------------------------

                                                                    $ 82,515,945    $ 25,104,850
                                                                    =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $  2,583,021    $  1,122,446
Accrued expenses                                                         711,827         567,611
Deferred revenue                                                       1,708,984       3,110,000
Current portion of long-term debt                                      1,600,000       1,600,000
Current portion of capital lease obligations                           2,002,184       1,643,168
                                                                    -----------------------------
Total current liabilities                                              8,606,016       8,043,225

Long-term debt, net                                                      666,667       1,466,667
Capital lease obligations, net                                         2,749,960       2,499,088

Stockholders' equity:
Series A,B,C and D Convertible Preferred Stock, $0.001 par value:
14,000,000 shares authorized and 11,783,333 shares issued and
outstanding ($22,450,000 in aggregate liquidation preference)               --            11,783

Common Stock, $0.001 par value: 25,000,000 shares authorized;
23,851,320 shares in 1996 and 4,211,926 shares in 1995 issued and
outstanding                                                               23,851           4,212
Additional paid-in capital                                            87,504,175      22,722,267
Deferred compensation                                                 (2,900,241)           --
Notes receivable from officers                                          (320,522)       (266,681)
Unrealized loss on securities                                           (166,597)           --
Accumulated deficit                                                  (13,647,364)     (9,375,711)
                                                                    -----------------------------
Total stockholders' equity                                            70,493,302      13,095,870
                                                                    -----------------------------

Total liabilities and stockholders' equity                          $ 82,515,945    $ 25,104,850
                                                                    =============================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                        Millennium Pharmaceuticals, Inc.
                 Condensed Statements of Operations (Unaudited)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                         1996            1995            1996            1995
                                    ------------------------------------------------------------
Revenue under strategic alliances   $  5,100,533    $  2,500,000    $ 12,658,849    $  5,000,000

Costs and expenses:
   Research and development            8,080,200       4,209,979      14,713,849       8,077,325
   General and administrative          1,785,827         944,182       3,051,223       1,716,595
                                    ------------------------------------------------------------
                                       9,866,027       5,154,161      17,765,072       9,793,920
                                    ------------------------------------------------------------
Loss from operations                  (4,765,494)     (2,654,161)     (5,106,223)     (4,793,920)

Interest income                          829,977          57,947       1,249,896         147,139
Interest expense                        (193,997)       (229,207)       (415,326)       (479,164)
                                    ------------------------------------------------------------

Net loss                            $ (4,129,514)   $ (2,825,421)   $ (4,271,653)   $ (5,125,945)
                                    ============================================================

Net loss per share                  $      (0.19)   $      (0.15)   $      (0.21)   $      (0.27)
                                    ============================================================

Shares used in computing net loss
   per share                          22,268,382      19,150,695      20,717,782      19,150,695

                                    ------------------------------------------------------------


See notes to condensed financial statements.

                        Millennium Pharmaceuticals, Inc.
                 Condensed Statements of Cash Flows (Unaudited)

                                                     SIX MONTHS ENDED JUNE 30,
                                                       1996            1995
                                                   ----------------------------
CASH USED IN OPERATIONS                            $ (4,630,518)   $ (4,771,552)

INVESTING ACTIVITIES
Purchase of property and equipment                   (4,476,350)       (856,715)
Sale of short-term investments                       20,211,766            --
Purchase of short-term investments                  (66,917,286)           --
                                                   ----------------------------
Net cash used in investing activities               (51,181,870)       (856,715)

FINANCING ACTIVITIES
Proceeds from sale of Preferred Stock                 3,499,992       2,250,000
Proceeds from sale of Common Stock                   58,268,318           2,538
Repurchase of Common Stock                                 (829)           --
Payments of long-term debt                             (800,000)       (133,333)
Payments of capital lease obligations                  (937,652)       (820,481)
                                                   ----------------------------
Net cash provided by financing activities            60,029,829       1,298,724
                                                   ----------------------------

Increase (decrease) in cash and cash equivalents      4,217,441      (4,329,543)
Cash and cash equivalents at beginning of year       10,586,260       6,105,468
                                                   ----------------------------

Cash and cash equivalents at end of period         $ 14,803,701    $  1,775,925
                                                   ============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases            $  1,547,540    $    352,245
                                                   ============================
Deferred compensation                              $  3,187,283            --
                                                   ============================

See notes to condensed financial statements.

                        MILLENNIUM PHARMACEUTCALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (unaudited)

1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form S-1 filed on May 6, 1996.

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

2 - NET LOSS PER SHARE

Net loss per share is computed using the weighted-average number of outstanding shares of Common Stock and Common Stock Equivalents, assuming conversion of Series A, B, C and D Convertible Preferred Stock into Common Stock (as of their original date of issuance), which occurred upon completion of the Company's initial public offering on May 7, 1996 and the exercise of stock options and warrants (using the treasury stock method). Common Stock equivalents are excluded from the computation when their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalent shares relating to stock options and warrants (using the treasury stock method and an initial public offering price of $12.00 per share) and Convertible Preferred Stock issued during the twelve month period prior to the initial public offering are included for both periods presented whether or not anti-dilutive.

3 - SHAREHOLDERS' EQUITY

In February, 1996, the Company issued 388,888 shares of Series D Convertible Preferred Stock to a private institutional investor at $9.00 per share and received net proceeds of approximately $3,500,000. The rights and privileges of the Series D stock are substantially consistent with previously issued convertible preferred stock series.

In May 1996, the Company completed an initial public offering of 4,500,000 shares of common stock at $12.00 per share. The underwriters exercised their over allotment option for 675,000 shares. The Company received proceeds, net of underwriting discounts, of approximately $57,753,000. The proceeds of the offering are being used for research and development, working capital and general corporate purposes.

4 - SUBSEQUENT EVENT

In July 1996, the Company entered into a strategic alliance with American Home Products Corporation (AHP) to discover and develop targets and assays to identify and develop small molecule drugs and vaccines for treatment and prevention of disorders of the central nervous system. The alliance becomes effective on August 1, 1996. Payments by AHP to the Company for up-front fees and research funding could total up to approximately $90.0 million if the research program continues for its full seven year period and the Company achieves specified research objectives. In the event that specified research, product development and associated regulatory milestones are achieved, AHP will be obligated to make milestone payments to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report on Form 10-Q may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to enter into and maintain collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and the Company's ability to obtain additional funds.

Overview

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

         The Company has entered into several strategic alliances: in March 1994 with Hoffmann La-Roche, Inc. ("Roche") in obesity and type II diabetes; in October 1995 and March 1996 with Eli Lilly and Company ("Lilly") in atherosclerosis and select areas of oncology, respectively; in December 1995 with Astra AB ("Astra") in inflammatory respiratory diseases; and in July 1996 with American Home Products in certain disorders of the central nervous system. These agreements have provided the Company with various combinations of equity investments, up-front and follow-on fees and research funding and may provide certain additional payments upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. Revenue recognized under these collaborations through June 30, 1996 has aggregated approximately $43,502,000.

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

Results of Operations

         Quarters Ended June 30, 1996 and June 30, 1995

         Revenue under strategic alliances increased to $5,100,533 for the three months ended June 30, 1996 (the "1996 Period") from $2,500,000 for the three months ended June 30, 1995 (the "1995 Period"). The increase for the 1996 Period was due to strategic alliance revenue from three partners - Roche, Lilly, and Astra - compared with revenue in the 1995 Period from only Roche.

         Research and Development expenses increased to $8,080,200 for the three months ended June 30, 1996 from $4,209,979 for the three months ended June 30, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts and increased costs associated with the collection of patient information and DNA samples. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing strategic alliances. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

         General and administrative expenses increased to $1,785,827 for the three months ended June 30, 1996 from $944,182 for the three months ended June 30, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel, and professional fees in connection with the overall scale-up of the Company's operations and business development efforts. It is anticipated that general and administrative expenses will continue to increase as the Company continues to expand its operations.

         The Company had net interest income of $635,980 for the three months ended June 30, 1996 and net interest expense of $171,260 for the three months ended June 30, 1995. The transition to net interest income was due to increased interest income earned on higher balances of cash and investment securities.

         The Company has recorded a non-cash charge of approximately $3,200,000 relating to compensation expense associated with the grant of options between January 1, 1996 and May 2, 1996 to purchase 1,174,447 shares of Common Stock. For the three month period ended June 30, 1996 the Company recognized approximately $195,000 of such compensation expense. The remaining deferred compensation will be recognized ratably over the vesting period of the options, which is generally four years.

         Six Months Ended June 30, 1996 and June 30, 1995

         Revenue under strategic alliances increased to $12,658,849 for the six months ended June 30, 1996 (the "1996 Period") from $5,000,000 for the six months ended June 30, 1995 (the "1995 Period"). The increase for the 1996 Period was due to strategic alliance revenue from three partners - Roche, Lilly and Astra compared with revenue in the 1995 Period from only Roche. Effective March 1996, Lilly exercised its option to enter into a strategic alliance in select areas of oncology. In connection with the execution of this agreement, the Company recognized $2,750,000 of revenue that had been previously deferred.

         Research and Development expenses increased to $14,713,849 for the 1996 Period from $8,077,325 for the 1995 Period. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts and increased costs associated with the collection of patient information and DNA samples. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing strategic alliances. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

         General and administrative expenses increased to $3,051,223 for the 1996 Period from $1,716,595 for the 1995 Period. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel, and professional fees in connection with the overall scale-up of the Company's operations and business development efforts. It is anticipated that general and administrative expenses will continue to increase as the Company continues to expand its operations.

         The Company had net interest income of $834,570 for the 1996 Period and net interest expense of $332,025 for the 1995 Period. The transition to net interest income was due to increased interest income earned on higher balances of cash and investment securities.

         The Company has recorded a non-cash charge of approximately $3,200,000 relating to compensation expense associated with the grant of options between January 1, 1996 and May 2, 1996 to purchase 1,174,447 shares of Common Stock. For the six month period ended June 30, 1996 the Company recognized approximately $286,000 of such compensation expense. The remaining deferred compensation will be recognized ratably over the vesting period of the options, which is generally four years.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through strategic alliances, private placement of equity securities, issuance of debt and capital leases. In May 1996, the Company completed an initial public offering of common stock resulting in proceeds, net of underwriting discounts, of $57,753,000. Through June 30, 1996, the Company recognized approximately $43,502,000 of revenue under strategic alliances. The private placement of equity securities has provided the Company with aggregate gross proceeds of approximately $25,590,000. The Company has obtained $4,000,000 in long-term debt, $6,888,000 in capital lease financings, and $1,100,000 to finance the build-out of an 8,000 square foot in-house animal facility. As of June 30, 1996, the Company had approximately $68,770,000 in cash, cash equivalents and short-term investments.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

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

                                          MILLENNIUM PHARMACEUTICALS, INC.
                                            (Registrant)

Date: August 12, 1996                     By:  /s/ Mark J. Levin
                                               -----------------------------
                                               Mark J. Levin
                                               Chief Executive Officer
                                               (Principal Executive Officer)





Date: August 12, 1996                     By:  /s/ Harry F. Arader, Jr.
                                               -----------------------------
                                               Harry F. Arader, Jr.
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                    EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.                    Description
- -------                  -----------

  10.1+ CNS Research, Collaboration and License Agreement effective as of August 1, 1996 by and between American Home Products Corporation and the Company.

  10.2+ Bioinformatics Access and License Agreement effective as of August 1, 1996 by and between American Home Products Corporation and the Company.

  10.3+ Transcription Profiling Technology Access and License Agreement effective as of August 1, 1996 by and between American Home Products Corporation and the Company.

  11                     Statement regarding Computation of Pro Forma Net Loss
                         Per Common Share.

  27                     Financial Data Schedule.

- --------------------
+ Confidential treatment requested as to certain portions.