Form 10-Q
period 1996-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 1996-11-13
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                   ---    ---

Number of shares of Common Stock outstanding as of October 25, 1996 was 23,857,852.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS
                                -----------------

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

         Condensed Balance Sheets
            September 30, 1996 and December 31, 1995                        4

         Condensed Statements of Operations
            for the nine months ended
            September 30, 1996 and 1995                                     5

         Condensed Statements of Cash Flows
            for the nine months ended
            September 30, 1996 and 1995                                     6

         Notes to Condensed Financial Statements                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9

PART II - OTHER INFORMATION                                                13

ITEM 1.  LEGAL PROCEEDINGS                                                 13

ITEM 2. CHANGES IN SECURITIES                                              13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF                                 13
         SECURITY HOLDERS

ITEM 5. OTHER INFORMATION                                                  13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   13


SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS.

                      Millennium Pharmaceuticals, Inc.

                                      Condensed Balance Sheets
                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     ------------------------------
                                                                      (Unaudited)         (Note)
ASSETS
Current assets:
Cash and cash equivalents                                            $ 16,881,412      $10,586,260
Short-term investments                                                 48,997,120        7,260,284
Prepaid expenses and other current assets                               2,430,026          694,763
                                                                     -----------------------------
Total current assets                                                   68,308,558       18,541,307

Property and equipment, net                                            11,327,779        4,905,528

Due from strategic partner                                              1,673,336        1,463,333
Deposits and other assets                                                 472,660          194,682
                                                                     -----------------------------

                                                                     $ 81,782,333      $25,104,850
                                                                     =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                     $  1,532,392      $ 1,122,446
Accrued expenses                                                        1,091,721          567,611
Deferred revenue                                                        2,849,183        3,110,000
Current portion of long-term debt                                       1,600,000        1,600,000
Current portion of capital lease obligations                            2,028,625        1,643,168
                                                                     -----------------------------
Total current liabilities                                               9,101,921        8,043,225

Long-term debt, net                                                       266,667        1,466,667
Capital lease obligations, net                                          2,590,188        2,499,088

Stockholders' equity:
Series A,B,C and D Convertible Preferred Stock, $0.001 par value:
14,000,000 shares authorized and 11,783,333 shares issued and
outstanding ($22,450,000 in aggregate liquidation preference)                  --           11,783

Common Stock, $0.001 par value: 100,000,000 shares authorized;
23,855,832 shares in 1996 and 4,211,926 shares in 1995 issued and
outstanding                                                                23,856            4,212
Additional paid-in capital                                             87,771,403       22,722,267
Deferred compensation                                                  (2,985,801)              --
Notes receivable from officers                                           (290,285)        (266,681)
Unrealized gain/loss on securities                                       (324,011)              --
Accumulated deficit                                                   (14,371,605)      (9,375,711)
                                                                     -----------------------------
Total stockholders' equity                                             69,823,557       13,095,870
                                                                     -----------------------------

Total liabilities and stockholders' equity                           $ 81,782,333      $25,104,850
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

                        Millennium Pharmaceuticals, Inc.

                            Condensed Statements of Operations (Unaudited)
                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                         1996             1995             1996             1995
                                      --------------------------------------------------------------
Revenue under strategic alliances     $ 9,581,533      $ 3,000,000      $22,240,382      $ 8,000,000

Costs and expenses:
   Research and development             9,258,582        4,525,706       23,972,431       12,603,031
   General and administrative           2,091,737          740,142        5,142,960        2,456,737
                                      --------------------------------------------------------------
                                       11,350,319        5,265,848       29,115,391       15,059,768
                                      --------------------------------------------------------------
Loss from operations                   (1,768,786)      (2,265,848)      (6,875,009)      (7,059,768)

Interest income                         1,253,726           28,788        2,503,622          175,927
Interest expense                         (209,181)        (159,294)        (624,507)        (638,458)
                                      --------------------------------------------------------------

Net loss                              $  (724,241)     $(2,396,354)     $(4,995,894)     $(7,522,299)
                                      ==============================================================

Net loss per share                    $     (0.03)     $     (0.13)     $     (0.23)     $     (0.39)
                                      ==============================================================

Shares used in computing net loss
   per share                           23,837,703       19,150,695       21,749,426       19,150,695
                                      ==============================================================

See notes to condensed financial statements.

                        Millennium Pharmaceuticals, Inc.

                     Condensed Statements of Cash Flows (Unaudited)

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                         1996            1995
                                                   -------------------------------
CASH USED IN OPERATIONS                             $ (4,039,826)    $(3,333,562)

INVESTING ACTIVITIES
Purchase of property and equipment                    (6,783,459)       (699,556)
Sale of short-term investments                        35,313,064              --
Purchase of short-term investments                   (77,049,900)             --
                                                    ----------------------------
Net cash used in investing activities                (48,520,295)       (699,556)

FINANCING ACTIVITIES
Proceeds from sale of Preferred Stock                  3,499,992       2,250,000
Proceeds from sale of Common Stock                    58,031,662          15,659
Repurchase of Common Stock                                (1,858)             --
Payments of long-term debt                            (1,200,000)       (298,599)
Payments of capital lease obligations                 (1,474,523)     (1,144,955)
                                                    ----------------------------
Net cash provided by financing activities             58,855,273         822,105
                                                    ----------------------------

Increase (decrease) in cash and cash equivalents       6,295,152      (3,211,013)
Cash and cash equivalents at beginning of period      10,586,260       6,105,468
                                                    ----------------------------

Cash and cash equivalents at end of period          $ 16,881,412     $ 2,894,455
                                                    ============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases             $  1,951,080     $ 1,452,944
                                                    ============================
Deferred compensation                               $  3,487,283              --
                                                    ============================


See notes to condensed financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


     1 - BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the nine-month period ended September 30, 1996 are not indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form S-1 filed on May 6, 1996.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The adoption of the new standard had no effect on the financial statements.

     Effective January 1, 1996, the Company adopted SFAS No. 123 "Accounting and Disclosure of Stock-Based Compensation." As allowed under the SFAS, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (AFB 25) in accounting for its employee stock options. The adoption of the standard had no effect on the financial statements.

     2 - NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of outstanding shares of Common Stock and Common Stock equivalents, reflecting the conversion of Series A, B, C and D Convertible Preferred Stock into Common Stock (as of their original date of issuance), which occurred upon the closing of the Company's initial public offering on May 7, 1996 and the exercise of stock options and warrants (using the treasury stock method). Common Stock equivalents are excluded from the computation when their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, Common Stock equivalent shares relating to stock options and warrants (using the treasury stock method and an initial public offering price of $12.00 per share) and Convertible Preferred Stock issued during the twelve month period prior to the initial public offering are included for all periods prior to and including the date of the initial public offering whether or not anti-dilutive.

     3 - LEASES

     In September 1996, the Company executed a $7,000,000 equipment lease line. The lease has a 60-month term. At the end of such term the Company has the right to purchase the equipment at fair market value; PROVIDED, HOWEVER, that in no event shall the purchase price be less than 10% of the original cost. The lease will be accounted for as a capital lease. In October 1996, the Company drew down approximately $5,000,000 on this line.

     4 - STOCKHOLDERS' EQUITY

     In February 1996, the Company issued 388,888 shares of Series D Convertible Preferred Stock to a private institutional investor at $9.00 per share and received net proceeds of approximately $3,500,000. The rights and privileges of the Series D stock are substantially consistent with previously issued convertible preferred stock series.

     In May 1996, the Company completed an initial public offering of 4,500,000 shares of common stock at $12.00 per share. The underwriters exercised their over-allotment option for 675,000 shares. The Company received proceeds, net of underwriting discounts and commissions, of approximately $57,753,000. The proceeds of the offering are being used for research and development, working capital and general corporate purposes.

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

Overview
--------

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

     The Company has entered into several strategic alliances: in March 1994 with Hoffmann La-Roche, Inc. ("Roche") in obesity and type II diabetes; in October 1995 and March 1996 with Eli Lilly and Company ("Lilly") in atherosclerosis and select areas of oncology, respectively; in December 1995 with Astra AB ("Astra") in inflammatory respiratory diseases; and in July 1996 with American Home Products ("AHP") in certain disorders of the central nervous system. These agreements have provided the Company with various combinations of equity investments, up-front and follow-on fees and research funding and may provide certain additional payments upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. Revenue recognized under these collaborations through September 30, 1996 has aggregated approximately $53,084,000.

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

Results of Operations
---------------------

     Quarters Ended September 30, 1996 and September 30, 1995
     --------------------------------------------------------

     Revenue under strategic alliances increased to $9,581,533 for the three months ended September 30, 1996 (the "1996 Period") from $3,000,000 for the three months ended September 30, 1995 (the "1995 Period"). The increase for the 1996 Period was due to strategic alliance revenue from four partners -- Roche, Lilly, Astra, and AHP -compared with revenue in the 1995 Period from only Roche. The 1996 Period included an up-front license fee from AHP and a research milestone payment from Roche.

     Research and Development expenses increased to $9,258,582 for the three months ended September 30, 1996 from $4,525,706 for the three months ended September 30, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts and increased costs associated with the collection of patient information and DNA samples. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing strategic alliances. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

     General and administrative expenses increased to $2,091,737 for the three months ended September 30, 1996 from $740,142 for the three months ended September 30, 1995. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel, and professional fees in connection with the overall scale-up of the Company's operations and business development efforts. It is anticipated that general and administrative expenses will continue to increase as the Company continues to expand its operations.

     The Company had net interest income of $1,044,545 for the three months ended September 30, 1996 and net interest expenses of $130,506 for the three months ended September 30, 1995. The transition to net interest income was due to increased interest income earned on higher balances of cash and investment securities.

     The Company has recorded non-cash deferred compensation aggregating approximately $3,200,000 relating to compensation expense associated with the grant of options between January 1, 1996 and May 2, 1996 to purchase 1,174,447 shares of Common Stock. For the three month period ended September 30, 1996 the Company recognized approximately $198,000 of such compensation expense. The remaining deferred compensation will be recognized ratably over the vesting period of the options, which is generally four years.

     Nine Months Ended September 30, 1996 and September 30, 1995
     -----------------------------------------------------------

     Revenue under strategic alliances increased to $22,240,382 for the nine months ended September 30, 1996 (the "1996 Period") from $8,000,000 for the nine months ended September 30, 1995 (the "1995 Period"). The increase for the 1996 Period was due to strategic alliance revenue from four partners -- Roche, Lilly, Astra, and AHP--compared with revenue in the 1995 Period from only Roche. The 1996 Period also included an up-front license fee from AHP and a research milestone payment from Roche. Effective March 1996, Lilly exercised its option to enter into a strategic alliance in select areas of oncology. In connection with the execution of this agreement, the Company recognized $2,750,000 of revenue that had been previously deferred.

     Research and Development expenses increased to $23,972,431 for the 1996 Period from $12,603,031 for the 1995 Period. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts and increased costs associated with the collection of patient information and DNA samples. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing strategic alliances. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

     General and administrative expenses increased to $5,142,960 for the 1996 Period from $2,456,737 for the 1995 Period. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel, and professional fees in connection with the overall scale-up of the Company's operations and business development efforts. It is anticipated that general and administrative expenses will continue to increase as the Company continues to expand its operations.

     The Company had net interest income of $1,879,115 for the 1996 Period and net interest expense of $462,531 for the 1995 Period. The transition to net interest income was due to increased interest income earned on higher balances of cash and investment securities.

     The Company has recorded non-cash deferred compensation aggregating approximately $3,200,000 relating to compensation expense associated with the grant of options between January 1, 1996 and May 2, 1996 to purchase 1,174,447 shares of Common Stock. For the nine-month period ended September 30, 1996 the Company recognized approximately $484,000 of such compensation expense. The remaining deferred compensation will be recognized ratably over the vesting period of the options, which is generally four years.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its operations since inception primarily through strategic alliances, private placement of equity securities, issuance of debt and capital leases. In May 1996, the Company completed an initial public offering of common stock resulting in proceeds, net of underwriting discounts, of $57,753,000. Through September 30, 1996, the Company recognized approximately $53,084,000 of revenue under strategic alliances. The private placement of equity securities has provided the Company with aggregate gross proceeds of approximately $25,590,000. The Company has obtained $4,000,000 in long-term debt, $7,000,000 in capital lease financings, and $1,100,000 to finance the build-out of an 8,000 square foot in-house animal facility. As of September 30, 1996, the Company had approximately $65,879,000 in cash, cash equivalents and short-term investments.

     The Company believes that existing cash and investment securities, anticipated cash flow from its current strategic alliances, and net proceeds from the initial public offering in May 1996 will be sufficient to support the Company's operations for at least the next 24 months. The Company's actual future cash requirements, however, will depend on many factors, including progress of its disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to commercialization rights it has retained in its strategic alliance arrangement, competing technological and market developments, the costs associated with the collection of patient information and DNA samples, the costs involved in obtaining and enforcing patent claims and other intellectual property rights, and the costs and timing of regulatory approvals. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings, or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.
         ------------------

     None

Item 2.  Changes in Securities.
         ----------------------

     None

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None

Item 5.  Other Information.
         ------------------

      None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits

         The exhibits listed in the Exhibit Index are included in this report.

     (b) Reports on form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MILLENNIUM PHARMACEUTICALS, INC.
                                  (Registrant)





Date: November 8, 1996                   By: /s/ Mark J. Levin
               --                        --------------------------
                                         Mark J. Levin
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 8, 1996                   By: /s/ Harry F. Arader, Jr.
               --                        --------------------------
                                         Harry F. Arader, Jr.
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

 Exhibit
   No.                                Description
 -------                              -----------

  10.1 Lease Agreement dated October 26, 1996 by and between the Company and Fort Washington Limited Partnership.

  10.2 Form of Master Equipment Lease Financing Agreement, as amended, dated September 19, 1996 by and between the Company and GE Capital Corporation.

    11              Statement regarding Computation of Pro Forma Net Loss Per
                    Common Share.

    27              Financial Data Schedule.