Form 10-K405
period 1996-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 1997-03-31
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended:  December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________

                          Commission File No. 0-28494
                          ---------------------------

                        Millennium Pharmaceuticals, Inc.
                        --------------------------------
             (Exact Name of registrant as Specified in its Charter)

              Delaware                                   04-3177038
              -----------------------------------------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

               640 Memorial Drive, Cambridge, Massachusetts 02139
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

       Registrant's telephone number, including area code: (617) 679-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                         Common Stock, $.001 par value

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $398,133,938, based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on March 25, 1997.

   Number of shares outstanding of the registrant's class of Common Stock as of March 25, 1997: 28,745,520.

Documents incorporated by reference:
1996 Annual Report to Stockholders - Part II
Proxy Statement for the 1997 Annual Meeting of Stockholders - Part III

                                     PART I

Item 1. BUSINESS

General

   Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company") is engaged in the commercial application of genetics, genomics and bioinformatics to discover and develop a broad range of novel therapeutic and diagnostic products. Independently and in strategic alliances with leading pharmaceutical companies, the Company has focused its research efforts on identifying and elucidating the function of genes responsible for diseases (disease genes) that affect millions of individuals and that are underserved by current therapeutic alternatives. These diseases include obesity, type II diabetes, atherosclerosis, asthma, cancer and diseases of the central nervous system. The Company's principal objective is to use its technology platform to enable and accelerate the discovery and development of new, proprietary therapeutic and diagnostic products capable of addressing these diseases at their root causes, rather than simply identifying and treating their symptoms.

   The Company is distinctive in the genomics industry in employing a comprehensive technology platform that couples multiple synergistic approaches for identifying disease genes with a broad set of bench and computational biology technologies for elucidating the function of these genes and their role in disease initiation and progression. This highly automated, computer-enhanced technology platform is designed to enable the Company and its strategic partners to rapidly convert the Company's gene discoveries into useful targets for drug discovery and pharmaceutical intervention. The Company believes that its discoveries will be valuable for the development of therapeutic products (including orally available small molecule drugs, therapeutic proteins, gene therapy and antisense drugs), diagnostic products and services and disease management programs for a wide range of diseases.

   The Company has secured strategic partners for its most advanced disease research programs: Hoffmann-La Roche Inc. ("Roche") in obesity and type II diabetes; Eli Lilly and Company ("Lilly") in cardiovascular disease and select areas within oncology; Astra AB ("Astra") in inflammatory respiratory diseases; and American Home Products ("AHP") in certain disorders of the central nervous system. The Company intends to pursue further strategic alliances as appropriate. The Company has retained substantial rights to develop and market certain diagnostic and therapeutic applications of the discoveries it makes in its funded strategic alliance research programs.

   In February 1997, the Company acquired ChemGenics Pharmaceuticals Inc., an antifungal and antibacterial drug discovery company, for approximately 4,800,000 shares of Millennium's Common Stock. In addition, a principal shareholder of

ChemGenics received $4.0 million in settlement of a promissory note and repurchase of warrants previously issued by ChemGenics.

Background

  The Drug Discovery and Development Process

   Historically, pharmaceutical products have been developed primarily through the synthesis and screening of large collections of chemical compounds and natural products. Compounds are identified as pharmaceutical candidates based on their activity in simple in vitro and in vivo assays believed to mimic aspects of human physiology or biochemistry. Where significant activity is found in an assay, the compound is then tested in animal models believed to simulate human disease conditions. The principal limitation with this approach has been that these assays and animal models have not always proven to be predictive of the candidate drug's safety and efficacy in humans with the disease. In addition, the mechanism of action of these compounds and the underlying causes of the disease generally have remained unknown. Consequently, the resulting candidate drugs are often either ineffective or only ameliorate symptoms without addressing the root cause of the disease.

   Recent advances in genetics have the potential to significantly improve drug discovery and development by enabling the identification of the root causes of diseases at the molecular level. In contrast to traditional drug discovery and development, a genetics approach commences by identifying those genes that, when defective, are responsible for the initiation or progression of disease. The next step in this approach is to characterize the specific role of these genes in the disease process. To identify an appropriate molecular target for therapeutic intervention, it may also be necessary to characterize fully the biochemical pathway in which the disease gene functions. Millennium believes that this type of comprehensive commitment to understanding the disease process is essential to realizing the full value of a genetics approach to drug discovery and development.

   A genetics approach to drug development also may guide more efficient selection of the most appropriate therapeutic modalities by providing significant information about the structure and function of the molecular target for pharmaceutical intervention. These modalities include orally available small molecule drugs, protein therapeutics, antibody therapeutics, gene therapy and antisense drugs. As a result, it is expected that a genetics approach to drug development will be important to both the pharmaceutical and biotechnology industries. Genetics is already affecting the diagnostics industry, providing tests used to identify an individual's predisposition to disease, to guide therapy and to enhance disease management.

  Genetics, Genomics and Bioinformatics

   All genetic information in an organism is maintained in chromosomes, which contain deoxyribonucleic acid (DNA). DNA comprises a linear string of four "bases" (known as adenine (A), guanine (G), cytosine (C) and thymine (T)), and genetic information is encoded by the specific order (sequence) of the bases within units called genes. An organism's complete set of chromosomes, embodying its entire complement of genes, constitutes the organism's genome. The human genome is estimated to comprise approximately three billion bases and 100,000 genes.

   The information stored in the DNA of a gene is a set of instructions to living cells of the organism. These instructions direct the cells to synthesize specific proteins such as hormones or enzymes that perform basic biochemical and physiological functions of the cells. Disease may occur when a defect (mutation) in a gene or genes, resulting in incorrect instructions to the cells, disrupts the normal balance or function of these essential proteins. The ability to detect such a mutation and to understand how the disruption of normal protein function contributes to the initiation and progression of the resultant disease are potentially valuable aids to pharmaceutical discovery and development.

   Many complex physiological processes rely on the interaction of sets of different proteins to perform individual steps of such processes. An error or breakdown in any one of the steps can affect the outcome of the process resulting in a disease condition. Disease occurs when one or more steps in a normal physiological process is upset or blocked. This can occur because of an intrinsic defect, a harmful external stimulus (the environment) or the combination of both. Intrinsic defects arise from mutations in particular genes, affecting the proteins they encode. The study of the inheritance patterns of genes, including disease genes, is the science of genetics.

   A number of relatively rare diseases, such as cystic fibrosis and sickle cell anemia, have a genetic basis resulting from a mutation in a single gene (monogenic diseases). The genes responsible for many of these monogenic diseases have been identified over the last decade. In contrast, the genes underlying the major common diseases, including obesity, diabetes, heart disease, asthma, cancer and diseases of the central nervous system, have remained more elusive. These diseases tend to be complex conditions which involve multiple responsible genes (polygenic diseases) and often the interaction of genetic and environmental factors (multifactorial diseases). Understanding the genetic bases of these diseases requires processing, analyzing and interpreting vast amounts of data. Until recently, there have been technological limitations in the requisite information systems, process technologies and laboratory reagents.

   However, these technological limitations are being addressed by significant advances in information technologies, automated robotics and high-throughput screening methods, particularly as part of the Human Genome Project (a worldwide research effort to sequence the entire human genome). Genomics commonly refers to genetic analysis, and even more broadly molecular biology, conducted in a high-throughput, automated environment with high-level computer-supported data analysis and integration. The use of computer-based information systems to assist in the identification, analysis and elucidation of the biological function of genes is referred to as bioinformatics.

   Many observers of the genomics industry have found it useful to classify genomics companies as either gene mappers or gene sequencers. Gene mappers characteristically use human genetic approaches to isolate single genes that, when defective, cause or predispose individuals to particular diseases. This focused approach identifies specific molecular changes of undisputed importance in disease origins. In contrast, gene sequencers use high-throughput, non-genetic DNA sequencing methodologies to identify large numbers of genes on an essentially random basis. Attempts to associate these genes with specific disease mechanisms occur only subsequently. Both gene mapping and gene sequencing are already making significant contributions to therapeutic and diagnostic discovery and product development in the pharmaceutical and biotechnology industries.

The Millennium Strategy

   The Company's objective is to discover and develop novel, proprietary therapeutic and diagnostic products that address diseases at their root causes. Key elements of Millennium's strategy include:

  Technology Strategy

   o Focus on major common diseases that affect millions of individuals and that are underserved by current therapeutic alternatives.

   o Employ multiple synergistic gene identification approaches -- including gene mapping, gene sequencing and additional approaches -- to optimize the number and relevance of the Company's gene discoveries.

   o Employ a comprehensive set of bench and computational biology technologies to elucidate the function of the genes discovered by the Company and convert them into useful targets for drug discovery and diagnostic development.

   Business Strategy

   o Establish strategic alliances with leading pharmaceutical companies to accelerate product development, regulatory approvals and commercialization and to leverage the Company's technological resources.

   o Diversify business risk by securing multiple strategic alliance partners, thereby minimizing the Company's reliance on any single partner or disease research program while creating several potential royalty and profit-sharing revenue streams.

   o Minimize operating losses and equity requirements by obtaining from strategic partners substantial payments that are not contingent on the achievement of research and product development milestones.

   o Create additional business opportunities by retaining significant rights to develop and market certain therapeutic and diagnostic applications of the discoveries the Company makes in its funded strategic alliance research programs.

Millennium's Technology Platform

   Millennium employs a comprehensive genomics approach to disease research with the following three key elements:

   o Gene Identification -- the use of multiple synergistic techniques, including genetic approaches (human and mouse) and non-genetic approaches to identify disease genes.

   o Target Validation -- the integrated use of advanced bench and computational biology techniques to elucidate mechanisms of disease initiation and progression, to identify and validate molecular targets for therapeutic intervention and diagnostics, and to develop bioassays and animal models of disease to accelerate product development efforts.

   o Drug Lead Generation -- the use of high throughput screening and proprietary chemical sources to identify potential drug candidates for optimization and subsequent pre-clinical and clinical development.

Millennium conducts its research using high-throughput, automated robotic systems and advanced bioinformatics for data capture, analysis, integration and interpretation.

Gene Identification Strategies

   The Company employs multiple synergistic genetic and non-genetic approaches to disease gene identification. This strategy combines the disease focus of gene mapping with the breadth and rapidity of non-genetic approaches such as gene sequencing.

  Genetic Approaches

   The Company's genetic approaches to gene identification use a comparative, statistical methodology that correlates disease susceptibility with the inheritance of specific genes. The genomes of individuals with the disease are physically compared with those of unaffected, normal individuals. Given a sufficient number of appropriately selected individuals, a chromosomal region in which a disease gene must reside can be identified. The disease gene of interest is then identified based on this knowledge of its position in the genome, a technique commonly referred to as positional cloning. Millennium uses both human genetics and mouse genetics in its research programs.

   Human Genetics. The Company bases its human genetics programs on the identification of populations that contain families in which the disease of interest appears to be inherited. For any given disease, the Company assembles multiple family collections from different population structures and genetic backgrounds. To gain access to appropriate populations and to obtain extensive and accurate clinical data, the Company has established collaborations with internationally recognized academic medical centers and leading clinical experts. The Company believes that this "diversified portfolio" approach to human genetics increases the likelihood of rapidly identifying prevalent disease genes and provides a means of independently confirming results found in any single population. For example, in Millennium's type II diabetes program, the Company uses select family collections from homogeneous populations in Scandinavia and Israel and from heterogeneous populations in the United States.

   Millennium analyzes DNA taken from its sample populations to find linkages, that is, small chromosomal regions with variations shared by those who have the disease and lacking in those who do not. This process, referred to as genotyping, involves the use of genetic markers that serve to identify these variations and define or map the chromosomal position of genes. Millennium has established a set of genetic markers that has been optimized for use in the Company's high-throughput automated genotyping process. Compilation and analysis of the resulting genotypic and clinical data are performed using proprietary and public databases and bioinformatics systems. Millennium has utilized this approach to identify small chromosomal regions inherited by certain individuals with type II diabetes.

   Once genetic linkage analysis is completed, Millennium employs additional positional cloning techniques to identify the complete DNA sequence of a disease gene. These techniques use the Company's proprietary automated DNA sequencing technology and bioinformatics tools to analyze the linkage regions, identify and analyze all of the genes in the region and compare the DNA sequences of these genes taken from different individuals. The disease gene will show a consistent difference between diseased and healthy individuals.

   Mouse Genetics. Millennium complements its human genetics programs with mouse genetics where appropriate. Many mouse models exist in which genetic defects give rise to conditions comparable or identical to human diseases. Mouse genetics studies offer several significant advantages over human genetics studies, including extensive genetic information relating to the animals; availability of large, multigenerational pedigrees; much shorter generation cycles; and the ability to control both genetic and environmental factors. These advantages provide a more efficient process for positionally cloning disease genes. In addition, many of the steps involved in cloning mouse genes are identical to those pursued in the positional cloning of human disease genes, allowing Millennium to utilize common technology platforms and resources.

   Millennium's substantial capabilities in mouse genetics enable the Company to identify multiple disease genes simultaneously in several of its disease programs. Millennium has successfully employed its capabilities in mouse genetics to clone the tub gene from an important mouse model of human obesity. See "-- Millennium's Disease Research Programs -- Obesity".

  Non-Genetic Approaches

   In addition to its genetic approaches to disease gene identification, the Company employs a variety of non-genetic approaches, including its proprietary rapid analysis of differential gene expression (RADE) technology, additional technologies for monitoring differences in gene expression, large-scale DNA sequencing, and high-throughput expression cloning. These technologies take advantage of the fact that, while all cells of an individual's body contain an identical set of genes, not all of those genes are operative in all cells at all times. When a gene is operative, it produces a protein and is said to be expressed. In order to produce the protein it encodes, the gene is first transcribed into an intermediary molecule called messenger RNA (mRNA). Using various molecular biological techniques, researchers are able to reverse transcribe these mRNAs back into complementary DNA (cDNA). A collection of cDNA molecules corresponding to all of the mRNAs expressed in a particular cell type is referred to as a cDNA library. The Company has developed a bank of cDNA libraries and high-throughput methodologies for the isolation of full-length genes from these libraries, which have increased the efficiency of the Company's non-genetic approaches to disease gene identification.

   Millennium's RADE technology allows the Company to compare patterns of gene expression in cDNA libraries prepared from different tissue samples. For example, a gene that is expressed in the fat cells of an obese mouse but not a thin mouse, or a gene that is expressed at lower levels in cancerous human colon cells than in normal colon cells, is potentially of interest as a disease gene. Similarly, genes that are regulated by specific physiological stimuli, such as increases in serum cholesterol, may be implicated in the initiation or progression of a disease, such as atherosclerosis. Therefore, Millennium has used RADE extensively in many of its disease research programs. More recently, the Company has devoted considerable effort to the development of additional technologies for monitoring differences in gene transcription or expression profiles.

   In addition to RADE and other forms of transcriptional profiling, Millennium employs high-throughput automated cDNA sequencing in a non-random, disease-focused and tissue-selective manner. For example, in the context of its type II diabetes research program, the Company has employed cDNA sequencing extensively to identify candidate disease genes. The Company also uses its sequencing technology in a focused manner to identify genes encoding specific classes of molecules which may serve as suitable candidates for pharmaceutical product development. These include genes encoding secreted hormones and growth factors that represent potential protein therapeutics and genes encoding enzymes and receptors from classes that are known to be good sites of action for orally available small molecule drugs.

   Millennium also uses techniques, such as expression cloning, to identify unknown genes through detailed knowledge of the proteins they encode. Employing expression cloning, Millennium identified ob-r, the leptin receptor which plays a central role in modulating appetite and body weight. This receptor and other proteins with which it interacts are currently being studied at Millennium and Roche as potential targets for small molecule drug screens. Millennium is currently using expression cloning techniques to identify additional novel drug development targets of functionally proven relevance in its obesity and asthma research programs.

Target Validation

   Once a disease gene has been identified, the Company undertakes further cellular and molecular biology studies to evaluate the gene's specific function in the disease process (target validation). Where the target validation process indicates that the disease gene (or the protein it encodes) may not be practically useful or the most appropriate molecular target for therapeutic intervention or product development, cellular and molecular biology studies may also identify other molecules located in the same biochemical pathway(s) as the disease gene. These other molecules may serve as better molecular targets for drug discovery and therapeutic intervention. In addition, these studies assist in the development of biological materials, reagents, cellular assays and animal models, which are critical to the product development efforts of the Company and its strategic partners.

   The Company has dedicated a substantial portion of its research and development activities to molecular target validation. The Company has significant cellular and molecular biology capabilities, including (i) bench biology, which involves a wide range of experimental laboratory techniques, and
(ii) computational biology, which uses computers to model the structure and predict the function of genes and proteins.

  Bench Biology

   Millennium's bench biology approaches take advantage of the Company's capabilities in automation and bioinformatics, enabling a high-throughput, comprehensive approach to molecular target validation. These efforts include:
(i) comparative profiling of the pattern of disease gene expression in diseased and normal tissues, (ii) identification and elucidation of additional molecules that participate in the same biochemical pathway(s) as the disease genes, (iii) development of cellular and/or animal models of disease, and (iv) development of cellular and/or biochemical assays for screening drug candidates.

   Tissue Profiling. Millennium has access to well-characterized tissue banks containing normal and diseased tissues for comparative profiling of a disease gene's expression pattern. Such information is of value because selective expression of the disease gene in only the diseased tissue suggests that a therapeutic product that targets the gene is less likely to be active in normal tissue and therefore less likely to have deleterious side effects. The Company has used tissue profiling to characterize disease genes identified in its obesity, atherosclerosis, asthma and oncology research programs.

   Biochemical Pathways. The experience of the pharmaceutical industry indicates that some classes of molecular targets are more likely than others to yield commercializable therapeutic products. Capitalizing on this experience, Millennium employs a variety of automated approaches to search the biochemical pathways of the disease genes it discovers in order to find the most useful molecular targets. In its obesity research program, the Company is currently evaluating molecular targets found through its analysis of the biochemical pathway in which the tub gene functions.

   Cellular and Animal Models. Millennium elucidates the physiological function of the disease genes it discovers by manipulating their normal expression levels in cells and animals. This information can be critical to assessing the desirability of a gene as a site for pharmaceutical intervention. The Company has developed various viral-based systems to deliver genes to cells and tissues and also creates animal models with new genes (transgenic mice) or with altered genes (knock-out mice). Millennium is currently using these technologies to confirm the function of disease genes in its obesity, atherosclerosis, asthma and oncology research programs.

   Bioassays. Millennium's bioassay group synthesizes the results of the foregoing bench biology efforts to create bioassays that can be employed in high-throughput drug screening, whether by the Company or its strategic partners. This represents the culmination of Millennium's distinctive commitment to rapidly convert the Company's gene discoveries into useful targets for drug discovery and pharmaceutical intervention.

Computational Biology

   Computational biology comprises a set of sophisticated computer-assisted techniques and algorithms for inferring information about the functional, biological role of a protein directly from the DNA sequence of the gene that encodes it. This ability to bypass and/or direct many of the more time-consuming and arduous steps involved in bench biology can facilitate target validation, thereby accelerating drug development. For example, when Millennium identified the ob-r gene, computational biology techniques rapidly predicted from the gene's DNA sequence that the leptin receptor encoded by the ob-r gene most likely fell within a well-known class of cytokine receptors. This knowledge immediately directed the Company's bench biology group to commence investigations of specific classes of interacting molecules as potential targets for drug screening and to utilize, from among the Company's large panel of biochemical assays, test systems specifically appropriate for cytokine receptors. See "-- Millennium's Disease Research Programs --Obesity".

   Millennium believes that its computational biology capabilities will be enhanced by the significant growth in publicly accessible DNA sequence databases resulting from governmental, philanthropic and privately funded efforts worldwide, such as the Human Genome Project. Millennium has developed proprietary software to enable its computational biology research group to access and rapidly synthesize information from these public databases.

Drug Lead Generation

   Through its acquisition of ChemGenics Pharmaceuticals Inc. ("ChemGenics") on February 10, 1997, the Company acquired significant additional capabilities to move beyond the identification of targets to the screening, identification and qualification of small molecule drug leads. See "-- ChemGenics Pharmaceuticals Inc."

Bioinformatics and Automation

   The Company's genomics approach to molecular genetics requires a broad commitment to developing and implementing advanced bioinformatics and high-throughput automated robotic systems. Millennium's proprietary bioinformatics systems, including software, such as Sequence Explorer, and relational databases, are used to store and analyze the large quantities of information generated in the Company's gene identification and target validation programs. In addition, the Company has developed software to enable efficient access to public biomedical databases and to integrate information contained in these databases with information in Millennium's proprietary databases. Millennium has developed proprietary automated platforms to support its gene identification and target validation technologies. The generation of raw data from genotyping, DNA sequencing, RADE, expression cloning and other gene identification technologies is achieved on fully- or semi-automated robotic platforms. Automated methodologies are further applied to bench biology techniques essential to target validation.

   In addition, Millennium has developed software that manages sample transfer between research project teams and the Company's automated DNA sequencing platform. This software integrates information with the samples and provides instructions to both humans and robots. All DNA sequencing information is transferred to a relational database that organizes the samples and the results of DNA sequencing. Additional software uses feature-recognition analysis to integrate public sequence and biomedical databases with the Company's results and analyses. Millennium's automation and bioinformatics capabilities played a key role in its discovery of the tub gene, identification of the ob-r gene, and other targets which the Company has delivered to its pharmaceutical partners.

Millennium's Disease Research Programs

  Overview

   The Company's technology platform is broadly applicable to a wide range of diseases. The Company has chosen to focus initially on large medical markets underserved by current therapeutic products. In order to enhance its pharmaceutical product commercialization efforts, the Company has entered into strategic alliances with multinational pharmaceutical partners that have substantial research and development resources, and clinical, regulatory and marketing expertise. The Company's current major research programs include the following disease areas: obesity, type II diabetes, atherosclerosis, inflammatory respiratory diseases, oncology and diseases of the central nervous system.

   Millennium sponsors a number of research collaborations with leading academic and medical institutions relating to specific disease areas in order to augment the Company's internal research capabilities. Generally, in each collaboration Millennium obtains an option to negotiate an exclusive, worldwide license to the collaborator's rights in any invention resulting from the collaborative research program. Inventions made solely by Millennium scientists in these collaborations are owned exclusively by Millennium.

  Obesity

   In the field of obesity, the Company is conducting gene identification and target validation activities and has entered into a strategic alliance with Roche. See "-- Strategic Alliances -- Hoffman-La Roche Inc."

   Approximately 34 million individuals in the United States may be classified as obese (greater than 20% above ideal body weight). This serious medical condition has limited therapeutic alternatives and can increase the risk of additional serious medical conditions such as coronary heart disease, certain cancers and type II diabetes. Although obesity is a multifactorial disease, studies of identical twins suggest that genetic factors are a principal cause of the disease.

   The Company is currently undertaking several projects in the field of obesity. Millennium has identified three disease genes that have been shown to cause obesity in animal models. Millennium and Roche are currently conducting target identification, validation and development programs with respect to these and other genes. The Company has also identified the gene encoding ob-r, the receptor for the hormone leptin, which is a fundamental regulator of weight and appetite. The Company has cloned another obesity gene, UCPH, that regulates metabolism and energy expenditure. In addition, Millennium has shown that MC4, a G-protein coupled receptor, is an important regulator of body weight. Biological information about the site of action of these key obesity genes in human tissues has been generated by Roche and Millennium. In addition, Millennium is developing novel cellular bioassays for further analysis of the biochemical mechanisms of action of these genes.

   Millennium is conducting human genetics studies to map and identify genes that underlie susceptibility to obesity. The Company entered into a collaboration with the Medical College of Wisconsin Research Foundation ("MCW") in 1994 and has access through MCW to a database with records covering over 65,000 overweight women. Millennium and MCW jointly are collecting DNA samples and clinical information from over 400 families with a high incidence of obesity identified through the use of this database. Millennium entered into a collaboration with the Harvard School of Public Health in 1996 to obtain access to DNA samples from a study of thousands of obese individuals in the rural Anhui province of China. This collaboration is directed at identifying obese families in this large, homogeneous population. Extreme obesity in China is rare and the Company believes that its access to these samples will facilitate the identification of the genetic components underlying obesity.

   In July 1996, the Company and Roche announced the acceptance into Roche's small molecule screening program of a target identified by Millennium, an achievement for which Millennium received a milestone fee pursuant to its strategic alliance agreement with Roche.

  Type II Diabetes

   In its type II diabetes research program, the Company is principally employing a gene identification strategy based on human genetics and has entered into a strategic alliance with Roche. See "-- Strategic Alliances --Hoffmann-La Roche Inc".

   Approximately 17 million persons in the United States are affected by type II diabetes, also known as adult-onset or non-insulin dependent diabetes mellitus (NIDDM). This condition is a complex disorder involving a combination of factors, including the inability of certain tissues to respond to insulin and an inability of the pancreas to produce appropriate levels of insulin. Millennium's human genetics studies in type II diabetes are designed to identify disease genes involved in both of these disease processes. Studies of identical twins indicate type II diabetes is primarily due to genetic factors.

   In September 1996, an international consortium of scientists including scientists from the Company published results from the Company's type II diabetes program in the journal Nature Genetics. This paper announced the mapping of a gene, NIDDM2, which may be associated with the development of a form of adult onset diabetes linked to low insulin secretion.

   In November 1996, the Company and Roche announced the achievement of a research milestone associated with the identification of a gene implicated in the development of type II diabetes. The Company used various family collections from diverse population sources to generate samples for this program. The Company then used positional cloning techniques to detect the presence of a mutation of the gene leading to an association of this gene with the development of type II diabetes.

  Cardiovascular Disease

   The Company's research program in cardiovascular disease is part of a strategic alliance with Eli Lilly that includes projects aimed at gene discovery both in atherosclerosis as well as in congestive heart failure. See "--Strategic Alliances -- Eli Lilly and Company."

   Heart disease has a prevalence in the United States of approximately 18 million individuals and its major cause is atherosclerosis. The risk factors for atherosclerosis include gender, elevated cholesterol levels, smoking, high blood pressure, diabetes mellitus, and severe obesity. Studies indicate that a person's genetic make-up, as indicated by a family history of heart disease, is the single most significant risk factor for early onset of the disease. However, the genetic basis of atherosclerosis remains largely unclear.

   The Company's program in atherosclerosis utilizes three different approaches to novel gene discovery in atherosclerotic vascular disease: human genetics, mouse genetics and cDNA technologies to identify genes whose patterns of expression correlate with disease processes. Congestive heart failure, an important consequence of atherosclerotic cardiovascular disease, is a challenging area for gene discovery. The Company's program in congestive heart failure will be initiated in the first half of 1997 and will utilize proprietary cDNA technologies at the Company to identify novel genes in critical pathways involved in the transition from healthy to failing myocardium.

   The human genetics program in atherosclerosis is composed of two projects:
GeneQuest, a collaboration with the Cleveland Clinic to identify genes involved in early onset vascular disease through analysis of DNA samples from individuals below age 45 who have established atherosclerosis. Five additional research centers across the U.S. are now part of the collaboration. The Pediatric Lipid Study, a collaboration with investigators at Children's Hospital Medical Center in Boston, was initiated to identify single genes responsible for inherited lipid defects in children that promote atherosclerosis in adulthood.

   The mouse genetics approach focuses on the apolipoprotein E knockout mouse model of atherosclerosis which develops lesions of atherosclerosis which are similar to human lesions. The goal of this project is to identify genes that modify or protect against developing atherosclerosis.

   In the cDNA discovery area, the Company has used transcriptional profiling approaches to identify novel targets whose expression correlates with processes involved in disease pathology. One approach, in collaboration with investigators at Brigham and Women's Hospital in Boston, has identified a number of novel genes induced in human endothelial cells treated with biomechanical forces that are thought to be atheroprotective. Novel animal models using these genes have been developed to examine their role in the initiation and progression of atherosclerosis.

   In September 1996, the Company announced the publication in The Proceedings of the National Academy of Sciences of a paper describing the discovery of genes that appear to regulate mechanisms that protect blood vessels from the formation of atherosclerotic lesions.

   As part of the gene discovery program in atherosclerosis, the Company isolated a novel receptor involved in lipid metabolism. In December 1996, the Company announced that this target was ready to move into high throughput screening for drug candidates at Lilly. This marked the achievement of a milestone in the Company's disease program with Lilly pursuant to the strategic alliance agreement with Lilly.

   At least 5 million Americans suffer from heart failure and an additional 500,000 cases are diagnosed annually. The mortality rate from heart disease is extremely high with few effective therapies available. In the first half of 1997, the Company intends to launch a comprehensive gene discovery effort in congestive heart failure employing multiple cDNA technologies and a variety of cell based and animal models. The goal of the program will be to identify novel genes, whose patterns of expression change dramatically between healthy and diseased conditions in cellular models and animal models of heart muscle cell failure, which may represent potential drug targets.

  Inflammatory Respiratory Diseases

   In the field of inflammatory respiratory diseases, the Company is conducting gene identification and target validation activities and has entered into a strategic alliance with Astra. See "-- Strategic Alliances -- Astra AB".

   Asthma affects approximately 12 million individuals in the United States. Current treatments for moderate to severe asthma, while effective in managing symptoms of the disease, are known to have significant side effects over the long term. Although asthma has both genetic and environmental factors, a number of studies have indicated that asthma is substantially attributable to a genetic component.

   The Company currently is undertaking several projects in the field of inflammatory respiratory diseases, through human and mouse genetics and through cDNA approaches. Millennium's cDNA disease gene identification program extensively employs RADE and expression cloning to identify critical regulatory genes that control harmful immune responses characteristic of inflammatory respiratory diseases, including asthma.

   Millennium is conducting two human genetics studies to map and identify human genes that underlie susceptibility to asthma. In the first, a collaboration with the Channing Laboratory (a joint laboratory of Harvard Medical School and the Brigham and Women's Hospital), several thousand DNA samples from asthmatic Chinese families have been collected through Channing's relationship with Anhui Medical University, China. These DNA samples are being genotyped. The second study is being conducted in collaboration with the Massachusetts General Hospital. In this study, DNA samples and clinical information are being collected from families with severe pediatric asthma in Northern New England. Millennium is using mouse genetics to identify key genes that control immunological conditions important in inflammatory respiratory diseases, including asthma. Millennium has entered into a Cooperative Research and Development Agreement with the National Institute of Allergy and Infectious Diseases of the National Institutes of Health to analyze the genetics of a strain of mice that exhibits a defect in the pathway that generates normal, mature T-cells, an important component of the body's immune system. Genomic linkage regions have been identified and are being isolated. Several animal disease models expressing physiologic and inflammatory disease markers have been established for use in both gene discovery and gene validation.

  Oncology

   In the field of oncology, the Company is conducting gene identification activities related to a variety of cancers, including prostate, breast and colorectal cancer, and for melanoma, and has entered into a strategic alliance with Lilly with respect to select areas within oncology. See "-- Strategic Alliances -- Eli Lilly and Company".

   Approximately one million new cancer cases are reported in the United States annually. Cancers of all types result in approximately 500,000 deaths in the United States each year, making cancer the second leading cause of death in the United States. In addition to surgery and radiotherapy, there are nearly 50 FDA-approved drug therapies for the treatment of a variety of cancers, although many of these therapies have severe adverse side effects.

   The Company is currently undertaking several projects focusing on the areas of hormone refractory prostate cancer, multi-drug resistant tumors, melanomas and breast cancer using both human genetics and cDNA approaches. Millennium is searching for genetic changes that underlie the progression of human prostate cancer through the use of positional cloning techniques. Further, Millennium is employing its RADE technology and other transcriptional profiling technologies to identify genes that function in the progression of a variety of different types of cancer. Millennium has entered into a collaboration with the University of Michigan to gain access to tumor samples. The Company has identified target candidates in multi-drug resistant tumors. Millennium has also identified genes implicated in the initiation and progression of melanomas. The Company has commenced target validation studies on these genes, including gene transfer into animal models of cancer progression.

  Diseases of the Central Nervous System

   In the field of diseases of the central nervous system, Millennium is principally employing human genetics to identify the genes responsible for affective disorders and schizophrenia and has entered into a strategic alliance with AHP. In addition, the Company is using cDNA approaches to identify genes potentially implicated in the initiation and/or progression of generalized depression, epilepsy and neurodegeneration. See "--Strategic Alliances--AHP".

   Bipolar affective disorder, also known as manic depression, affects approximately 4 million people in the United States, while the related disorder, common depression, may affect up to 13 million persons. Genetic studies suggest that the relative risk to siblings of individuals affected with bipolar affective disorder is increased up to tenfold over siblings in the general population. Schizophrenia is a debilitating disease of the central nervous system, characterized by severe cognitive impairment, which affects approximately 2.5 million persons in the United States.

   In the area of bipolar affective disorder, Millennium has entered into a collaboration with investigators from the University of California, San Francisco, who have access to clinical samples from an isolated homogeneous population of substantial utility for genetic analysis. Genetic linkages have already been identified using DNA samples from this population. Millennium and its collaborators have initiated positional cloning efforts to identify these disease genes. Collection of DNA samples from affected individuals representing diverse ethnic backgrounds is also underway in the wider United States population. Upon identification of disease-causing genes in the isolated population, this broader, more diverse collection will allow quantification of the contribution of particular genes to the global diseased population.

   In the area of schizophrenia and schizoaffective disorders, Millennium has entered into a collaboration with a consortium of academic clinicians based at Harvard Medical School and Washington University. These institutions have access to populations of schizophrenia families who have undergone extensive clinical characterization. Significant numbers of DNA samples and clinical information have already been collected. Millennium has initiated genotyping and, simultaneously, the family collection is being expanded by the academic centers.

  Other Programs

   In addition to the foregoing disease research programs, Millennium has recently commenced additional research efforts in the fields of osteoporosis and autoimmune diseases.

Strategic Alliances

   In order to accelerate its product development efforts, Millennium has established strategic alliances with Roche in obesity and type II diabetes; Lilly in cardiovascular disease and select areas within oncology; Astra in inflammatory respiratory diseases and AHP in certain disorders of the central nervous system. These alliances are designed to provide the Company with the requisite capital and development and marketing capabilities to commercialize the results of its discovery programs. Each provides significant up-front payments, follow-on fees and research funding which will reduce the Company's overall operating losses and need for additional equity capital. In each of its strategic alliances, Millennium has agreed not to conduct certain research, independently or with any commercial third party, that is in the same field as that covered by the alliance agreement. The Company has retained commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from these funded research programs. See "-- Retained Commercialization Rights". The Company intends to pursue further strategic alliances as appropriate.

   Each of the agreements governing Millennium's strategic alliances is subject to certain contingencies including, in certain instances, early termination rights. Assuming each alliance research program continues for its full five-year term and the Company achieves certain research objectives, the Company expects to receive a total of approximately $260.0 million in up-front and follow-on payments, equity contributions and research funding. Through December 31, 1996, the Company had recognized $62.6 million under these alliances. In the event that specified research, product development and associated regulatory milestones are achieved, the Company's strategic partners will be obligated to make additional milestone payments to the Company. Generally, each of these agreements also entitles the Company to royalties and/or a share of the profits on product sales, which are payable for the longer of the life of the applicable patent or a period of time specified in each agreement.

  Hoffmann-La Roche Inc.

   In March 1994, the Company and Hoffmann-La Roche Inc. (Nutley, New Jersey) entered into a strategic alliance in the fields of obesity and type II diabetes. Under the terms of a related stock purchase agreement, F. Hoffmann-La Roche Ltd. (Basel, Switzerland), an affiliate of Roche, made a $6.0 million equity investment in the Company. Roche has agreed to fund a five-year program of obesity and type II diabetes research by the Company. Payments by Roche to the Company in the form of up-front fees and research funding could total up to $44.5 million if the research program continues for its full five-year term. In the event that specified research, product development and associated regulatory milestones are achieved, Roche will be obligated to make additional milestone payments to the Company. In July 1995 and in January 1996, Roche made research milestone payments to the Company in connection with the discovery of two novel genes associated with obesity. Roche also will be obligated to pay to the Company royalties and/or share profits on the sale of certain therapeutic and/or diagnostic products that may result from the alliance.

   The agreement provides Roche with exclusive worldwide royalty-bearing rights to develop and commercialize small molecule therapeutics for obesity and type II diabetes based on the Company's gene discoveries. Roche has an exclusive royalty-bearing right to develop and commercialize therapeutic proteins, antisense drugs and gene therapy for obesity and type II diabetes outside of North America. Within North America, Millennium has retained the right to develop and commercialize therapeutic proteins, antisense drugs and gene therapy for obesity and type II diabetes, subject to Roche's right to co-promote such products. In addition, the agreement provides Roche with a worldwide option to develop and commercialize diagnostic products for obesity and/or type II diabetes based on the Company's gene discoveries. Subject to the foregoing rights, the agreement provides that each party will retain ownership of all inventions (and any related patents) made solely by its employees during the course of the arrangement.

   The agreement with Roche is subject to termination by Roche at any time after the completion of the five-year research program in March 1999 on six months' notice, as well as upon three months' notice upon a sale of majority control of the Company or the sale of all or substantially all of Millennium's assets.

  Eli Lilly and Company

   In October 1995, the Company and Eli Lilly and Company entered into a strategic alliance in the field of atherosclerosis (the "Atherosclerosis Agreement") and in March 1996 Millennium and Lilly entered into a strategic alliance in select areas within oncology (the "Oncology Agreement"). Under the terms of the Atherosclerosis Agreement, Lilly made an $8.0 million equity investment in the Company. Lilly also agreed to fund five-year programs of atherosclerosis and cancer research by the Company. Payments by Lilly to the Company in the form of up-front fees and research funding could total up to $61.0 million if both of the research programs continue for their full five-year terms. Lilly also may elect to extend the funding of the Company's research in either or both of these fields to up to eight years. In the event that specified research, product development and associated regulatory milestones are achieved, Lilly will be obligated to make additional milestone payments to the Company. Lilly also will be obligated to pay royalties to the Company on the sale of certain therapeutic products that may result from the alliance.

   Each of the agreements provides Lilly with exclusive worldwide royalty-bearing rights to develop and commercialize small molecule drugs and therapeutic proteins and co-exclusive rights to develop and commercialize gene therapy products for atherosclerosis or cancer based on the Company's gene discoveries. Millennium has retained exclusive rights to all antisense drug applications arising from the strategic alliance research programs. Lilly has granted the Company non-exclusive rights to use select combinatorial chemistry libraries and high-throughput screening technologies controlled by Lilly to conduct a limited number of screens with the Company's targets to identify product candidates for medical indications other than specific medical indications designated by Lilly as being of strategic importance. The Company has exclusive worldwide rights to develop and commercialize such product candidates. The Company will be obligated to pay Lilly royalties on the sale of products identified by the Company using Lilly's combinatorial chemistry libraries. The Company also has granted Lilly a non-exclusive right to use certain genomics technologies. Subject to the foregoing rights, the agreements provide that each party will retain ownership of all inventions (and any related patents) made solely by its employees during the course of the arrangement.

   Lilly has the right at any time after October 1998 to terminate the Atherosclerosis Agreement and at any time after April 1999 to terminate the Oncology Agreement, in each case on 90 days' notice and with continuation of research funding for one year provided that Millennium has met specified performance criteria. Lilly has the right to terminate its research funding obligations under each agreement under various circumstances, including the failure by Millennium to achieve specified research objectives, the termination of the employment of two or more specified employees of the Company without replacement reasonably acceptable to Lilly and the acquisition of majority control of the Company by a competitor of Lilly.

  Astra AB

   In December 1995, the Company and Astra AB entered into a strategic alliance in the field of inflammatory respiratory diseases. Astra has agreed to fund a five-year program of inflammatory respiratory diseases research by the Company. Payments by Astra to the Company for up-front, follow-on fees and research funding could total up to approximately $53.3 million if the research program continues for its full five-year term and the Company achieves specified research objectives. Astra has the right to terminate the funded research program in early 1999 in the event that Millennium fails to achieve these objectives. Astra may elect to extend its funding of the Company's research in this field to seven years. In the event that additional specified research, product development and regulatory milestones are achieved, Astra is obligated to make additional milestone payments to the Company. Astra also will be obligated to pay to the Company royalties based on the sale of certain therapeutic products that may result from the alliance.

   The agreement provides Astra with exclusive worldwide royalty-bearing rights to develop and commercialize small molecule drugs in the inflammatory respiratory diseases field based on the Company's gene discoveries. Millennium and Astra have agreed to explore opportunities to jointly develop and commercialize therapeutic proteins in the field of inflammatory respiratory diseases. In the absence of an agreement on joint development, Astra has exclusive worldwide rights for therapeutic proteins in the field of inflammatory respiratory diseases delivered by oral inhalation or nasal administration. Millennium and Astra also have agreed to explore opportunities to jointly develop and commercialize antisense drugs. In the absence of an agreement on joint development, Astra has exclusive worldwide rights in the field of inflammatory respiratory diseases for antisense drugs delivered by oral inhalation or nasal administration, as well as co-exclusive worldwide rights in such field for antisense drugs not delivered by oral inhalation or nasal administration. The Company also has granted Astra a non-exclusive right to use certain genomics technologies. Millennium has retained exclusive rights to all gene therapy applications arising from the strategic alliance research program. Subject to the foregoing rights, the agreement provides that each party will retain ownership of all inventions (and any related patents) made solely by its employees during the course of the arrangement.

American Home Products

   In July 1996, the Company entered into a strategic alliance with American Home Products Corporation to discover and develop targets and assays to identify small molecule drugs and vaccines for treatment and prevention of disorders of the central nervous system. Payments by AHP to the Company for up-front fees and research funding could total up to approximately $90.0 million if the research program continues for its full seven year period and the Company achieves specified research objectives. In the event that specified research, product development and associated regulatory milestones are achieved, AHP will be obligated to make milestone payments.

   The strategic alliance with AHP consists of three major components, central nervous system ("CNS") disease drug discovery research, bioinformatics technology and support, and technology exchange.

   The Company will initially focus the CNS drug discovery research program on psychiatric disorders including anxiety, depression and schizophrenia with future programs envisioned in additional CNS disorders of high unmet medical need, such as Alzheimer's disease, stroke, substance abuse and epilepsy. The Wyeth-Ayerst division of AHP will be responsible for the worldwide development and marketing of small molecule drugs and vaccines arising from the collaboration for the prevention and treatment of CNS diseases and disorders. The Company will retain primary responsibilities for the worldwide development and marketing of antisense drugs and prognostic and diagnostic products and services arising from the collaboration. The companies will explore further opportunities for the joint development of non-vaccine therapeutic proteins and gene therapy products identified in the research program.

   Through the bioinformatics technology and support program, the Company will transfer certain proprietary data processing and analysis tools to AHP. These tools, once installed and accepted by AHP, will be supported on an ongoing basis by the Company. Additional enhancements to the software platforms will be made by the Company as appropriate.

   Through the technology exchange program, the Company will provide its proprietary RADE technology and additional transcriptional profiling technologies to AHP in exchange for access to small molecule compound libraries owned by AHP.

Retained Commercialization Rights

   The Company has retained a broad range of rights to commercialize certain therapeutic and diagnostic applications of the discoveries resulting from the research programs funded by its strategic partners.

   The Company's retained commercialization rights fall broadly into three categories -- diagnostics, small molecule drugs and biologics (therapeutic proteins, antibody therapeutics, gene therapy and antisense drugs). The Company currently is at an early stage of formulating strategies and assembling the resources and capabilities necessary to commercialize these rights, and is assessing its alternatives including, among others, joint ventures, acquisitions and strategic collaborations. The Company intends to seek to retain similar rights in any future strategic alliances.

  Diagnostics

   Generally, diagnostic products and services have shorter product development and regulatory approval time than therapeutic products. Therefore, Millennium believes that the first commercial opportunity to arise from its disease research programs is likely to be realized in the area of diagnostics. The current major uses of genetic diagnostics are for carrier testing (in prospective parents) and prenatal screening (for severe genetic defects in fetuses). The Company believes that three additional diagnostic applications, predispositional testing, differential diagnosis and pharmacogenetics, may represent significant commercial opportunities.

   Predispositional testing is expected to detect genetic mutations that predispose an individual to disease. In conjunction with preventive medicines, early intervention therapeutics and lifestyle modifications, predispositional testing may significantly decrease disease occurrence, disease severity and the cost of disease treatment and management. Differential diagnosis will enable differentiation among diseases which share clinical characteristics but differ at the level of underlying biological mechanism. Successful implementation of differential diagnostic testing will guide the prescription of medicines appropriate to the underlying cause of clinically indistinguishable conditions. The Company believes that differential diagnosis also may be used for patient selection in connection with clinical trials of new candidate therapeutic agents. Pharmacogenetics assays will be used to identify the genetic basis of an individual's response to specific drugs. The Company believes that pharmacogenetic testing may prove especially valuable in connection with the registration, administration and modification of therapies of known efficacy which have toxic side effects in a small group of patients.

   Millennium has retained the right to develop and market all diagnostic products and services resulting from the research programs conducted under the Lilly, Astra and AHP strategic alliances.

   In connection with its genomics research efforts, the Company has assembled significant resources and expertise in several technological areas relevant to diagnostic medicine, such as RADE, transcriptional profiling, gene mutation detection and analysis, tissue profiling, automation and bioinformatics. The Company is exploring the potential for strategic collaborations with a range of industry participants, including diagnostic companies, clinical and reference laboratories, clinical research organizations, technology developers, health management organizations and pharmacy benefit managers.

  Small Molecule Drugs

   Small molecule drugs are the mainstay of the traditional pharmaceutical industry. Characteristically amenable to formulation for oral administration, they are particularly appropriate for the treatment of chronic diseases that often require the daily administration of medications over many years. Millennium believes that small molecule drugs will continue to be an important therapeutic modality and business opportunity.

   In each of its strategic alliances, Millennium has retained the co-exclusive right to use the molecular targets that result from the funded research programs to identify and develop small molecule drugs to treat medical indications that fall outside of the field(s) covered by the alliance from which the target originated.

   The Company has obtained certain rights to use high-throughput drug screening and combinational chemistry library technologies from Lilly. See "-- Strategic Alliances -- Eli Lilly and Company".

   The Company has retained certain rights to screen against small molecule compound libraries owned by AHP as part of its technology exchange program with AHP. See " -- Strategic Alliances-American Home Products."

   In part to capitalize on its retained rights in the area of small molecule drugs, in early 1997 the Company acquired ChemGenics Pharmaceuticals Inc. See "-- ChemGenics Pharmaceuticals Inc."

   Biologics (Therapeutic Proteins, Therapeutic Antibodies, Gene Therapy and Antisense Drugs)

   The biotechnology industry has been built largely on the successful development and commercialization of therapeutic proteins and therapeutic antibodies. More recently, the industry has focused resources on the development of gene therapy (the direct delivery of genes rather than the proteins they encode) and antisense drugs (nucleic acid-based drugs that interfere with the ability of genes to function properly). These biologics may offer significant commercial opportunities particularly in "niche" medical indications.

   In its strategic alliances, the Company has retained specific exclusive and co-exclusive rights to develop and market therapeutic proteins and antibodies, gene therapy and antisense drugs. See "-- Strategic Alliances". The Company also has an internal program to identify genes encoding potential therapeutic proteins.

ChemGenics Pharmaceuticals Inc.

   On February 10, 1997, Millennium acquired ChemGenics Pharmaceuticals Inc. ("ChemGenics"), for approximately 4,800,000 shares of Millennium's Common Stock. In addition, a principal shareholder of ChemGenics received $4.0 million in settlement of a promissory note and the repurchase of warrants previously issued by ChemGenics. ChemGenics, incorporated in 1992 and located in Cambridge, Massachusetts, is a development stage company engaged in antifungal and antibacterial drug discovery.

Reasons for Acquisition.

   The Company acquired ChemGenics in order to obtain capabilities that are complementary or synergistic to those already existing at the Company and to broaden the commercial and scientific scope of the Company. Key factors in the Company's decision to acquire ChemGenics included the following:

   Drug Lead Discovery. ChemGenics brings to the Company small molecule drug candidate screening capabilities that the Company expects will enable it to forward integrate into the development of small molecule drug leads in all of the areas where the Company has retained rights.

   Proprietary Drug Source. ChemGenics has a proprietary natural products drug source as well as access to compound libraries through its corporate alliances. These resources complement the combinatorial and pharmaceutical compound libraries the Company has accessed through its collaborations with Lilly and AHP.

   Broadened Scope of Research Programs. The acquisition of ChemGenics broadens the scope of the Company's therapeutic research to include anti-infectives, including antibacterial and antifungal discovery programs.

   Gene and Drug Target Discovery. ChemGenics' microbial genetics technologies have applications in gene and target discovery across all disease states. These applications complement the Company's expertise in human and mouse genetics and the Company expects that these applications will enhance the Company's ability to identify genes, elucidate valuable drug targets and configure drug screening assays.

   Drug Discovery Technology Relationships. In 1996, ChemGenics entered into agreements with PerSeptive Biosystems, Inc. ("PerSeptive") through which it acquired assets and a royalty-free, worldwide licenses to present and future technology of PerSeptive for application in drug discovery. The Company plans to utilize and further develop the technologies obtained through the agreement with PerSeptive both separately and in conjunction with complementary technologies obtained by the Company in strategic alliances through relationships with other companies.

   Expanded Strategic Collaborations. In January 1995, ChemGenics entered into a strategic collaboration with Pfizer Inc. ("Pfizer") for the discovery of novel drug leads for treating human fungal infections, which could provide over $50 million in equity, research funding and development milestone payments, plus potential royalties. In December 1996, ChemGenics entered into a strategic collaboration with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("Wyeth-Ayerst") for the discovery of novel drug leads for treating human bacterial infections, which could provide up to $70 million in equity, research funding and development milestone payments, plus potential royalties.

   Retained Commercial Rights and Other Research Programs. In it agreements with its various corporate partners, ChemGenics has retained some specific product development and commercialization rights. Within the anti-microbial agreement with AHP, ChemGenics has retained rights to develop and commercialize products for the prevention and treatment of infection by the organism Helicobacter pylori. In addition, in both the Pfizer and Wyeth agreements ChemGenics has retained significant rights to develop plant agriculture products, diagnostic and prognostic products and to develop and commercialize further applications of all its proprietary technologies.

Overview of ChemGenics

   ChemGenics is a drug discovery company that applies its two complementary technology platforms, Drug Discovery Genomics and Advanced Drug Selection

Technologies, to key rate limiting steps in identifying new drugs. These rate limiting steps are the translation of genomic information into novel drug targets and the selection and identification from sources of chemical diversity of drug leads that interact with drug targets. ChemGenics' Drug Discovery Genomics platform includes proprietary gene technologies and expertise in microbial model systems used to determine the function of genes and to prioritize drug targets. ChemGenics' Advanced Drug Selection Technologies combine the steps of drug screening, chemical selection and structural analysis into an integrated process designed to identify drug leads faster than conventional methods. These technology platforms are used with ChemGenics' growing drug source of 50,000 chemical-producing fungi collected worldwide.

   Current rate limiting steps in drug discovery provide opportunities for innovative technologies that can increase the speed, efficiency and productivity of this process. A significant rate limiting step is the translation of genomic information into novel drug targets. A second significant rate limiting step is separation and identification of drug leads from large sources of chemical diversity. Advances in combinatorial chemistry and other drug sourcing technologies have expanded the size and diversity of chemical libraries, but separation and identification of individual drug leads remain time consuming and expensive. ChemGenics has designed its Drug Discovery Genomics and Advanced Drug Selection Technologies to integrate the process of drug target and drug lead discovery to enhance speed, efficiency and productivity.

   ChemGenics' Drug Discovery Genomics platform encompasses proprietary gene technologies and expertise in microbial model systems and is applied to gene discovery, determination of gene function, selection of drug targets, configuration of drug screens and genetic manipulation of fungi to produce its novel drug source. ChemGenics believes that model organisms, such as its microbial systems, offer solutions to translate efficiently genes and genomic information into novel drug targets. ChemGenics seeks to translate genomic information into useful drug targets by identifying essential genes for cell function, using fungal homologs of human disease genes and measuring expression levels of genes in model organisms to determine the function of unknown microbial and human genes. ChemGenics is applying its Drug Discovery Genomics platform to the discovery of both anti-infective drugs and drugs targeting other human diseases.

   ChemGenics' Advanced Drug Selection Technologies are designed to select drug leads rapidly and cost effectively from large, complex chemical mixtures by combining drug screening and chemical and structural analysis into a single flow-through process. These technologies are supported and enhanced by miniaturization, high throughput screening, automation and informatics. ChemGenics has demonstrated that its Advanced Drug Selection Technologies are highly sensitive and capable of identifying drug leads that cannot readily be found using conventional methods and permit the direct quantification and prioritization of drug leads. ChemGenics believes that the technology it acquired form PerSeptive has enhanced its Advanced Drug Selection Technologies platform.

   ChemGenics has assembled a large, diverse and productive collection of over 50,000 fungi as a drug source. ChemGenics has developed proprietary BioCombinatorial methods of genetically manipulating these fungi to enhance their chemical diversity. ChemGenics has also developed a proprietary, informatics-based index to its fungal chemical source, referred to as QuickScan, that has been used to increase the speed of identifying natural product drug leads by five- to ten-fold compared to previous methods used by ChemGenics.

Research and Development

   The Company's total research and development expenses were $10,990,000, $17,838,000 and $34,803,000 for 1994, 1995 and 1996, respectively. Collaborative research and development revenues totalled $7,963,000, $22,880,000, $31,764,000 in 1994, 1995 and 1996, respectively.

Patents and Proprietary Rights

   As of March 1, 1997, Millennium and ChemGenics had more than 100 pending U.S. and international patent applications and two issued U.S. patents. The Company seeks United States and international patent protection for the drug leads and genes it discovers, as well as therapeutic and diagnostic products and processes, drug screening methodologies, transgenic animals and other inventions based on such drug leads or genes. The Company's commercial success will depend in part on obtaining such patent protection. The Company also intends to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used to discover and characterize drug leads, genes and proteins and which may be used to develop novel therapeutic and diagnostic products processes.

   The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Millennium, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

   The Company has applied for patent protection for novel genes, partial gene sequences ("ESTs") of novel genes and novel uses for known genes identified through its research programs. There is substantial uncertainty regarding the patentability of ESTs or full-length genes absent data demonstrating functional relevance. Based on recent technological advances in gene sequencing technology, a number of groups other than the Company are attempting to rapidly identify ESTs and full-length genes, whose functions have not been characterized. Washington University, for example, is currently identifying ESTs through partial sequencing pursuant to funding provided by Merck & Co., Inc., and depositing the ESTs identified in a public database. The public availability of EST information prior to the time the Company applies for patent protection on a corresponding full-length gene could adversely affect the Company's ability to obtain patent protection with respect to such gene. The Company routinely conducts searches of publicly available databases to determine whether other parties have previously cloned ESTs corresponding to the various ESTs and full-length genes discovered by the Company. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the potential products and processes of the Company or its strategic partners may give rise to claims of patent infringement.

   Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to those of the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company. Any legal action against the Company or its strategic partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its strategic partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its strategic partners would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources.

   There is substantial uncertainty concerning whether human clinical data will be required for issuance of patents for human therapeutics. If such data is required, the Company's ability to obtain patent protection could be delayed or otherwise adversely affected. Although the United States Patent and Trademark Office ("USPTO") issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, there can be no assurance that USPTO examiners will follow such guidelines or that the USPTO's position will not change with respect to what is required to establish utility for gene sequences and products and methods based on such sequences.

   Prior to the time that the Company filed its patent application covering ob-r, a third party, Progenitor Inc. ("Progenitor"), filed a patent application disclosing DNA sequences that encode shorter forms of leptin receptors and describing a potential role for such receptors in cell proliferative disorders such as cancers and leukemias. Although the Company believes that the patent application filed by Progenitor does not describe the Company's ob-r, or the role of any receptor in body weight regulation or obesity control, there can be no assurance that such patent application, or additional patent applications if filed by others, will not result in issued patents covering ob-r or specific fragments of the ob-r gene.

   The Company relies upon trade secret protection for its confidential and proprietary information. The Company believes that it has developed proprietary technology for use in gene discovery, including proprietary genetic marker sets, proprietary software (including proprietary software for DNA sequence analysis and laboratory automation) and an integrated bioinformatics system. The Company has not sought patent protection for these technologies. In addition, the Company has developed a database of proprietary gene sequences which it updates on an ongoing basis. The Company has taken security measures to protect its data and continues to explore ways to further enhance the security for its data. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. While the Company requires employees, academic collaborators and consultants to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

   The Company's academic collaborators have certain rights to publish data and information in which the Company has rights. While the Company believes that the limitations on publication of data developed by its collaborators pursuant to its collaboration agreements will be sufficient to permit the Company to apply for patent protection on genes in which it is interested in pursuing further research, there is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. There can be no assurance that such publication would not affect the Company's ability to obtain patent protection for some genes in which it may have an interest.

   The Company is a party to various license agreements which give it rights to use certain technologies in its research and development processes. There can be no assurance that the Company will be able to continue to license such technology on commercially reasonable terms, if at all. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

   Prior to marketing, any new drug developed by the Company and its strategic partners must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance, of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The rate of completion of clinical trials is dependent upon, among other factors, the enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. Delays or rejections may also be encountered based upon changes in United States Food and Drug Administration ("FDA") policies for drug approval during the period of product development and FDA regulatory review of each submitted new drug application ("NDA") in the case of new pharmaceutical agents, or product license application ("PLA") in the case of biologics. Similar delays also may be encountered in the regulatory approval of any diagnostic product and in obtaining regulatory approval in foreign countries. Under current guidelines, proposals to conduct clinical research involving gene therapy at institutions supported by the National Institutes of Health ("NIH") must be approved by the Recombinant DNA Advisory Committee ("RAC") and the NIH. There can be no assurance that regulatory approval will be obtained for any drugs or diagnostic products developed by the Company or its strategic partners. Furthermore, regulatory approval may entail limitations on the indicated use of a drug. Because certain of the products likely to result from the Company's disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities and, as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies.

   Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may have adverse effects on the Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including preclinical studies and clinical trials, the approval process or post-approval, may result in various adverse consequences to the Company, including the FDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA or PLA holder. The Company has not submitted an investigational new drug application ("IND") for any product candidate, and no product candidate has been approved for commercialization in the United, States or elsewhere. The Company intends to rely on its strategic partners to file INDs and generally direct the regulatory approval process. No assurance can be given that the Company or any of its strategic partners will be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's strategic partners from marketing drugs or diagnostic products developed by the Company or limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company.

Competition

   Millennium faces, and will continue to face, intense competition from organizations such as large pharmaceutical, biotechnology, and diagnostic companies, as well as academic and research institutions and government agencies. The Company is subject to significant competition from organizations that are pursuing the same or similar technologies as those which constitute the Company's technology platform and from organizations that are pursuing pharmaceutical or diagnostic products that are competitive with the Company's potential products. Most of the organizations competing with the Company have greater capital resources, research and development staffs and facilities, and greater experience in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing capabilities than the Company.

   In addition, research in the field of genomics is highly competitive. Competitors of the Company in the genomics area include, among others, public companies such as Genome Therapeutics Corporation, Genset, Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Myriad Genetics, Inc. and Sequana Therapeutics, Inc., as well as private companies and major pharmaceutical companies. Universities and other research institutions, including those receiving funding from the federally funded Human Genome Project, also compete with Millennium. A number of entities are attempting to rapidly identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function of such genes or gene fragments. In addition, certain other entities are pursuing a gene identification, characterization and product development strategy based on positional cloning. The Company's competitors may discover, characterize or develop important genes in advance of Millennium, which could have a material adverse effect on any related Millennium disease research program. The Company also faces competition from these and other entities in gaining access to DNA samples used in its research and development projects. The Company expects competition to intensify in genomics research as technical advances in the field are made and become more widely known.

   The Company relies on its strategic partners for support in its disease research programs and intends to rely on its strategic partners for preclinical evaluation and clinical development of its potential products and manufacturing and marketing of any products. Each of the Company's strategic partners is conducting multiple product development efforts within each disease area that is the subject of its strategic alliance with the Company. For example, Roche, with whom the Company is collaborating in the field of obesity, currently has a product for the treatment of obesity in late stage clinical trials. Generally, the Company's strategic alliance agreements do not restrict the strategic partner from pursuing competing development efforts. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by a strategic partner.

Employees

   As of March 1, 1997, the Company had 359 full-time employees, of whom 116 hold Ph.D. or M.D. degrees and 88 hold other advanced degrees. Of the Company's total workforce, 305 are engaged in research and development activities and 54 are engaged in business development, finance and administration. The Company currently plans to hire approximately 140 additional employees by the end of 1997.

Factors that May Effect Results

   This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Those factors include, without limitation, those set forth below and elsewhere in this Annual Report on Form 10-K.

   Uncertainties Relating to Technological Approaches of the Company. To date, the Company has not developed or commercialized any products based on its technological approaches. There can be no assurance that these approaches will enable the Company to successfully identify and characterize genes that predispose individuals to the diseases that are the principal focus of its disease research programs or to use any resulting information to develop molecular targets of utility for pharmaceutical product development. The Company's lead programs and development focus are primarily directed to complex polygenic and multifactorial diseases. There is limited scientific understanding generally relating to the role of genes in these diseases and relatively few products based on gene discoveries have been developed and commercialized. Accordingly, even if the Company is successful in identifying genes associated with specific diseases, there can be no assurance that its gene discoveries will lead to the development of therapeutic and diagnostic products.

   History of Operating Losses; Anticipation of Future Losses. As of December 31, 1996, the Company had an accumulated deficit of approximately $18,144,000. Even if the Company succeeds in developing a commercial product, the Company expects to incur losses for at least the next several years and that such losses will increase as the Company expands its research and development activities. To achieve profitability, the Company, alone or with others, must successfully discover genes associated with particular diseases and, thereafter, utilize such discoveries to develop products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such products. The time required to reach commercial revenue and profitability is highly uncertain and there can be no assurance that the Company will be able to achieve any such revenue and profitability on a sustained basis, if at all.

   Future Capital Requirements; Uncertainty of Additional Funding. The Company's comprehensive technological approach to developing products through the application of genomics has required that Millennium establish a substantial scientific infrastructure. The Company has consumed substantial amounts of cash to date and expects capital and operating expenditures to increase over the next several years as it expands its infrastructure and its research and development activities. In the event that adequate funds are not available, the Company's business would be adversely affected.

   Reliance on Strategic Partners. The Company's strategy for development and commercialization of diagnostic and therapeutic products based upon its gene discoveries depends upon the formation of various strategic alliances and licensing arrangements. The Company has entered into strategic alliances with Astra, Eli Lilly, Roche and Wyeth-Ayerst. There can be no assurance that the Company will be able to establish additional strategic alliance or licensing arrangements, that any such arrangements or licenses will be on terms favorable to the Company, or that the current or any future strategic alliances or licensing arrangements ultimately will be successful. All of the Company's strategic alliance agreements are subject to termination under various circumstances. If any of the Company's strategic partners were to breach or terminate its agreement with the Company or otherwise fail to conduct its collaborative activities successfully in a timely manner, such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations.

   Intense Competition. Millennium faces, and will continue to face, intense competition from organizations such as large pharmaceutical, biotechnology and diagnostic companies, as well as academic and research institutions and government agencies. The Company is subject to significant competition from organizations that are pursuing the same or similar technologies as those which constitute the Company's technology platform and from organizations that are pursuing pharmaceutical or diagnostic products that are competitive with the Company's potential products. Most of the organizations competing with the Company have greater capital resources, research and development staffs and facilities, and greater experience in drug discovery and development, obtaining regulatory approvals and pharmaceutical product manufacturing and greater marketing capabilities than the Company. Each of the Company's strategic partners is conducting multiple product development efforts within each disease area that is the subject of its strategic alliance with the Company. Generally, the Company's strategic alliance agreements do not restrict the strategic partner from pursuing competing development efforts. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by a strategic partner.

   Patents and Proprietary Rights; Third Party Rights. The Company's commercial success will depend in part on obtaining patent protection on gene discoveries and on products, methods and services based on such discoveries. The Company has more than 100 pending U.S. and international patent applications and has two issued U.S. patents. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

   Prior to the time that the Company filed its patent application covering ob-r, Progenitor filed a patent application disclosing DNA sequences that encode shorter forms of leptin receptors and describing a potential role for such receptors in cell proliferative disorders such as cancers and leukemias. Although the Company believes that the patent application filed by Progenitor does not describe the

Company's ob-r, or the role of any receptor in body weight regulation or obesity control, there can be no assurance that such patent application, or additional patent applications if filed by others, will not result in issued patents covering ob-r or specific fragments of the ob-r gene.

   Government Regulation; No Assurance of Regulatory Approval. Prior to marketing, any new drug developed by the Company and its strategic partners must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process can take many years and require the expenditure of substantial resources. There can be no assurance that regulatory approval will be obtained for any drugs or diagnostic products developed by the Company or its strategic partners. Failure to obtain required governmental approvals will delay or preclude the Company's strategic partners from marketing drugs or diagnostic products developed by the Company or limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

   Attraction and Retention of Key Employees. The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede significantly the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There is intense competition among pharmaceutical and health care companies, universities and nonprofit research institutions for experienced scientists, and there can be no assurance that the Company will be able to attract and retain personnel on acceptable terms. Pursuant to the Lilly strategic alliance agreements in the atherosclerosis and oncology fields, Lilly has the right to suspend funded research programs under these agreements upon the termination of the employment of two or more specified employees of the Company without replacement reasonably acceptable to Lilly.

   Expansion of Operations; Management of Growth. The Company recently has significantly increased the scale of its operations to support the expansion of its disease research programs and its strategic alliances including the acquisition, in February 1997, of ChemGenics. See "-- ChemGenics Pharmaceuticals, Inc." The increase has included the hiring of a significant number of additional personnel. The Company currently employs approximately 359 persons and plans to hire approximately 140 additional employees in 1997. The resulting growth in personnel and facilities could place significant strains on the Company's management, operations and systems.

   Dependence on Research Collaborators and Scientific Advisors. The Company has relationships with collaborators at academic and other institutions who conduct research at the Company's request, particularly with respect to the Company's human genetics programs. All of Millennium's consultants are employed by employers other than the Company and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. As a result, the Company has limited control over their activities and, except as otherwise required by its collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to the Company's activities. The Company's ability to discover genes involved in human disease and commercialize products based on those discoveries may depend in part on continued collaborations with researchers at academic and other institutions. There can be no assurance that the Company will be able to negotiate additional acceptable collaborations with collaborators as academic and other institutions or that its existing collaborations will be successful.

   Product Liability Exposure. Clinical trials, manufacturing, marketing and sale of any of the Company's or its strategic partners' potential pharmaceutical products may expose the Company to liability claims from the use of such pharmaceutical products. The Company currently does not carry product liability insurance. There can be no assurance that the Company or its strategic partners will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company or its strategic partners. A product liability claim or recall could have a material adverse effect on the business or financial condition of the Company. While under certain circumstances the Company is entitled to be indemnified against losses by its strategic partners, there can be no assurance that this indemnification would be available or adequate should any such claim arise.

Item 2. PROPERTIES

   The Company's facilities currently consist of approximately 70,000 square feet of office and research space and a 9,000 square foot animal facility located at 640 Memorial Drive, Cambridge, Massachusetts pursuant to a lease which expires in 2003, approximately 40,000 square feet of office and research space located at Fort Washington Park, Cambridge, Massachusetts pursuant to a lease which expire in 1999, and approximately 11,500 square feet of office and research space at One Kendall Square, Cambridge, Massachusetts pursuant to a lease which expires in 2003.

Item 3. LEGAL PROCEEDINGS

   The Company is not a party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

 EXECUTIVE OFFICERS OF THE COMPANY

   The following table sets forth the names, ages and positions of the executive officers of the Company.

           Name                 Age             Position
           ----                 ---             --------
        Mark J. Levin           46      Chairman of the Board, Chief Executive
                                        Officer and Director

        Steven H. Holtzman      43      Chief Business Officer

        Frank D. Lee, Ph.D.     45      Chief Scientific Officer

--------------------

   Mark J. Levin has served as Chairman of the Board of Directors since March 1996, Chief Executive Officer of the Company since November 1994, and as a director of the Company since inception. From 1987 to 1994, Mr. Levin was a partner at Mayfield Fund ("Mayfield") a venture capital firm, and co-director of its Life Science Group. While employed with Mayfield, Mr. Levin was the founding Chief Executive Officer of several biotechnology and biomedical companies, including Cell Genesys Inc., CytoTherapeutics Inc., Tularik Inc. and Focal, Inc. Mr. Levin holds an M.S. in Chemical and Biomedical Engineering from Washington University. Mr. Levin also serves on the Board of Directors of CytoTherapeutics Inc.

   Steven H. Holtzman has served as Chief Business Officer of the Company since May 1994. From 1986 to 1993, Mr. Holtzman was with DNX Corporation ("DNX"), a biomedical company, and its subsidiaries. He was a founder and the first employee of DNX, served as a member of the Board of Directors, and held several senior management positions including, from 1992 to 1993, President of DNX Biotherapeutics Inc., a subsidiary of DNX, and from 1990 to 1993, Executive Vice President of DNX. Mr. Holtzman received his graduate B.Phil. degree in Philosophy from Oxford University, which he attended as a Rhodes Scholar. Mr. Holtzman currently serves as co-chairperson of the Biotechnology Industry Organization's Bioethics Committee and is a member of the National Bioethics Advisory Commission.

   Frank D. Lee, Ph.D. joined the Company in July 1994 as Vice President, Research and became Chief Scientific Officer in January 1996. From 1989 to 1994, Dr. Lee served as Director of Molecular Biology at DNAX Research Institute of Molecular and Cellular Biology, Inc., a subsidiary of Schering-Plough Corporation, a pharmaceutical company ("DNAX"), and from 1981 to 1989 he served as a Senior Staff Scientist at DNAX. Dr. Lee received his Ph.D. from Stanford University and did his postdoctoral research at Stanford University School of Medicine in the Department of Pharmacology and was a Senior Fellow of the American Cancer

Society. Dr. Lee also did postdoctoral research at the Massachusetts Institute of Technology's Center for Cancer Research as a fellow of the Helen Hay Whitney Foundation.

                                    PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock of Millennium Pharmaceuticals, Inc. has been traded on the Nasdaq National Market under the symbol MLNM since May 6, 1996. Prior to May 6, 1996, the Company's Common Stock was not publicly traded. On March 25, 1997, the closing price for the sale of a share of the Company's Common Stock on the Nasdaq Stock Market was $17.75. The following table sets forth for the periods indicated the high and low closing prices per share of the Common Stock as reported by the Nasdaq National Market.

                                                 1996
                                                 ----
                                         High            Low
                                         ----            ---
Second Quarter .......................  $24.00          $15.50
  (May 6 through June 30, 1996)

Third Quarter ........................  $19.12          $11.50
  (ended September 30, 1996)

Fourth Quarter .......................  $21.75          $16.12
  (ended December 31, 1996)

   On March 14, 1997, the Company had approximately 352 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to reinvest earnings, if any, to support the development of its business and does not expect to pay cash dividends for the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

   Incorporated by reference from the Company's 1996 Annual Report to Shareholders under the heading "Selected Financial Data."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Incorporated by reference from the Company's 1996 Annual Report to Stockholders under the heading "Management's Discussions and Analysis of Financial Condition and Results of Operations."

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below and are incorporated by reference from the Company's 1996 Annual Report to Stockholders under the heading "Financial Statements and Notes Thereto."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements with the Company's independent accountants on accounting and financial disclosure matters.

                                    PART III

Items 10-13.

   The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management", "Election of Directors", "Board and Committee Meetings", "Compensation for Directors", "Compensation of Executive Officers", and "Certain Relationships and Related Transactions". Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are included as part of this Annual Report on Form 10-K or are incorporated by reference from the Company's 1996 Annual Report to Stockholders.
                                                                       Page
                                                                       ----

   1. The following financial statements (and related notes) of the Company are incorporated by reference from the Company's 1996 Annual Report to
      Stockholders.

      Report of Independent Auditors on Financial
      Statements                                                    30*

      Balance Sheets at December 31, 1996 and 1995                  31*

      Statements of Operations for the years ended
      December 31, 1996, 1995, and 1994                             32*

      Statements of Cash Flows for the years ended
      December 31, 1996, 1995, and 1994                             33*

      Statements of Stockholders' Equity for the years
      ended December 31, 1996, 1995 and 1994                        34*

      Notes to Financial Statements                                 36*

      *Refers to page number of 1996 Annual Report

   2. All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

   3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

          (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

   The following trademarks of the Company are mentioned in this Annual Report on Form 10-K:

Millennium
Millennium Pharmaceuticals
RADE
Sequence Explorer

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENNIUM PHARMACEUTICALS, INC.


                                        By: /s/ Mark J. Levin
                                            --------------------------
                                            Mark J. Levin
                                            Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Title                          Date
---------                          -----                          ----

/s/ Mark J. Levin
---------------------------
Mark J. Levin                 Chief Executive Officer         March 28, 1997
                              and Director
                              (Principal Executive Officer)

/s/ Steven H. Holtzman
----------------------------
Steven H. Holtzman            Chief Business Officer          March 28, 1997
                              (Principal Financial Officer)

/s/ Peter J. Courossi
----------------------------
Peter J. Courossi             Director of Finance             March 28, 1997
                              (Principal Accounting
                              Officer)

/s/ Joshua Boger, Ph.D.
----------------------------
Joshua Boger, Ph.D.           Director                        March 28, 1997


/s/ Eugene Cordes, Ph.D.
----------------------------
Eugene Cordes, Ph.D.          Director                        March 28, 1997


/s/ A. Grant Heidrich, III
----------------------------
A. Grant Heidrich, III        Director                       March 28, 1997

/s/ William W. Helman
----------------------------
William W. Helman             Director                       March 28, 1997


/s/ Raju Kucherlapati
----------------------------
Raju Kucherlapati             Director                       March 28, 1997


----------------------------
Eric S. Lander, Ph.D.         Director                       March __, 1997

/s/ Michael Steinmetz, Ph.D.
----------------------------
Michael Steinmetz, Ph.D.      Director                       March 28, 1997

                                 Exhibit Index

   The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.                     Description
-----------                     -----------

   ** 3.1       Amended and Restated Certificate of
                Incorporation of the Company

   ** 3.2       Amended and Restated Bylaws of the Company

    * 4.1       Specimen Certificate for shares of Common
                Stock, $.001 par value, of the Company

(1)* 10.1       1996 Director Option Plan

*    10.2       Series A Preferred Stock Purchase  Agreement dated
                April 27, 1993 by and among the Company and the persons named on the signature pages thereto

*    10.3       Series B Preferred Stock Stock Purchase Agreement
                dated March 25, 1994 by and between the
                Company and F. Hoffmann-La Roche, Ltd.

*    10.4       Series C Preferred Stock Stock Purchase  Agreement
                dated October 3, 1995 by and between the Company and Eli Lilly and Company

*    10.5       Series D Preferred Stock Stock Purchase Agreement dated February
                1, 1996 by and between the Company and Lombard Odier Inc.

*    10.6       Third Amended and Restated Investors' Rights Agreement, as
                amended, dated February 1, 1996 by and among the Company and the persons named on the signature pages thereto.

*    10.7       Voting Agreement dated March 25, 1994 by and among the Company, the persons listed on Schedule I thereto and F. Hoffmann-La
                Roche, Ltd.

*    10.8       Stock Purchase Agreement dated April 21, 1993 by and between the
                Company and Raju Kucherlapati.

*    10.9       Stock Purchase Agreement dated November 15, 1993, as amended, by and between the Company and Jeffrey Friedman.

*    10.10      Stock Purchase Agreement dated March 31, 1993, as amended, by and between the Company and Daniel Cohen.

*    10.11      Stock Purchase Agreement dated March 31, 1993, as amended, by and between the Company and Eric Lander.

*    10.12      Agreement dated as of August 10, 1995 by and between the Company and Joshua Boger.

*    10.13      Agreement dated as of August 10, 1995 by and between the Company and Eugene Cordes.

*    10.14      Agreement dated as of April 21, 1993, by and between the Company and Raju Kucherlapati.

*    10.15      Agreement for Consulting Services dated as of January 1, 1993 by and between the Company and Eric Lander.

*    10.16      Letter Agreement dated November 30, 1994 by and between the
                Company and Mark J. Levin.

*    10.17      Letter Agreement dated April 14, 1994 by and between the Company and Steven H. Holtzman.

*    10.18      Promissory Note dated March 15, 1996 made in favor of the
                Company by Steven H. Holtzman.

*    10.19      Letter Agreement dated June 6, 1994 by and between the Company and Frank Lee.

*    10.20      Master Lease Agreement dated March 22, 1993 by and between the
                Company and Comdisco, Inc.

*    10.21      Loan and Security Agreement dated October 28, 1994 by and
                between the Company and MMC/GATX Partnership No. 1.

*    10.22      Master Equipment Lease Agreement dated July 14, 1995 by and between the Company and Lighthouse Capital Partners, L.P.,

*    10.23      Warrant Agreement to Purchase Shares of Series A Preferred Stock
                dated March 22, 1993 issued by the Company to Comdisco, Inc.

*    10.24      Warrant Agreement to purchase shares of Series B Preferred Stock dated February 22, 1994 issued by the Company to Comdisco, Inc.

*    10.25      Warrant to purchase shares of Series B Preferred Stock dated
                October 28, 1994 issued by the Company to MMC/GATX Partnership
                No. 1.

*    10.26      Preferred Stock Purchase Warrant dated August 25, 1995 issued by the Company to Lighthouse Capital Partners, L.P.

*    10.27      Form of Preferred Stock Purchase Warrant dated February 15, 1996 issued by the Company to Lighthouse Capital Partners, L.P.

*+   10.28      Sponsored Research Agreement dated March 25, 1994 by and between the Company and F. Hoffmann-La Roche Ltd.

*+   10.29      Research and License Agreement dated October 3, 1995 by and between the Company and Eli Lilly and Company.

*+   10.30      Research and License Agreement dated December 9, 1995 by and between the Company and Astra AB.

*    10.31      Lease Agreement dated August 25, 1993, as amended, by and
                between the Company and the Massachusetts Institute of Technology.

*+   10.32      Research and License Agreement dated April 8, 1996 by and
                between the Company and Eli Lilly and Company.

*    10.33      Loan Agreement dated February 15, 1996 by and between the
                Company and Lighthouse Capital Partners, L.P.

***+ 10.34      CNS Research, Collaboration and License Agreement effective as of August 1, 1996 by and between American Home Products
                Corporation and the Company.

***+ 10.35      Bioinformatics Access and License Agreement effective as of
                August 1, 1996 by and between American Home Products Corporation and the Company.

***+ 10.36      Transcription Profiling Technology Access and License Agreement
                effective as of August 1, 1996 by and between American Home
                Products Corporation and the Company.

**** 10.37      Lease Agreement dated October 26, 1996 by and between the
                Company and Fort Washington Limited Partnership.

**** 10.38      Form of Master Equipment Lease Financing Agreement, as amended, dated September 19, 1996 by and between the Company and GE
                Capital Corporation.

     10.39      Intentionally left blank.

    +10.40 Collaborative Research Agreement, dated as of January 1, 1995, by and between ChemGenics and Pfizer, Inc.

    +10.41 License Option, License and Royalty Agreement, dated as of January 1, 1995, by and between ChemGenics and Pfizer, Inc.

    +10.42 Collaborative Research and License Agreement, dated as of November 1, 1996, by and between ChemGenics and American Home Products Corporation, represented by its Wyeth-Ayerst Laboratories Division.

    +10.43 License Agreement, dated as of June 28, 1996, by and between ChemGenics and PerSeptive Biosystems, Inc.

     10.44 Master Agreement, dated as of May 7, 1996, by and between ChemGenics and PerSeptive Biosystems, Inc.

     10.45 Amendment, dated November 22, 1996, to the Master Agreement dated May 7, 1996 between ChemGenics and PerSeptive Biosystems, Inc.

     10.46 Omnibus Amendment Agreement dated December 18, 1996 between ChemGenics and PerSeptive Biosystems, Inc.

     10.47 Consulting and Interim Services Agreement dated as of June 28, 1996 by and between ChemGenics and PerSeptive Biosystems, Inc.

     10.48 Confidentiality and Non-Competition Agreement dated as of June 28, 1996, by and between ChemGenics and Biosystems, Inc.

     10.49      Lease Agreement between ChemGenics and Old Cambridge Realty
                Trust, Inc.

     10.50 Form of Sub-Lease Agreement, dated June 28, 1996, by and between ChemGenics and PerSeptive Biosystems, Inc.

     10.51 Amendment, Consent and Waiver dated January 18, 1997 by and among Millennium, ChemGenics and American Home Products Corporation acting through its Wyeth-Ayerst Division ("Wyeth-Ayerst").

     10.52 Letter Agreement dated January 18, 1997 by and among Millennium, ChemGenics and Pfizer, Inc.

     10.53 Letter Agreement dated January 18, 1997 by and among Millennium, ChemGenics and PerSeptive Biosystems, Inc.

     10.54 Amendment to Collaborative Research and License Agreement dated March 20, 1997 by and among Millennium, ChemGenics and Wyeth-Ayerst.

     11.1       Statement regarding computation of per share earnings.

     13 1996 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).

     21         Subsidiaries of the Company.

     23         Consent of Ernst & Young, LLP, Independent Auditors.

     27         Financial Data Schedule.
----------------
(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-2490).

** Incorporated herein by reference to the Company's 10-Q for the quarter ending March 31, 1996.

*** Incorporated herein by reference to the Company's 10-Q for the quarter ending June 30, 1996.

**** Incorporated herein by reference to the Company's 10-Q for the quarter ending September 30, 1996.

+       Confidential treatment requested as to certain portions.