Form 10-Q
period 1997-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 1997-05-15
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

               OR

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

Number of shares of Common Stock outstanding as of May 13, 1997 was 28,739,691.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)
      Consolidated Condensed Balance Sheets
         March 31, 1997 and December 31, 1996                              4

      Consolidated Condensed Statements of Operations
         for the three months ended
         March 31, 1997 and 1996                                           5

      Consolidated Condensed Statements of Cash Flows
         for the three months ended
         March 31, 1997 and 1996                                           6

      Notes to Consolidated Condensed Financial Statements                 7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            10

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES                                          14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURES                                                                16

EXHIBIT INDEX                                                             17

                                    Millennium Pharmaceuticals, Inc.
                                 Consolidated Condensed Balance Sheets

                                                                             MARCH 31,           DECEMBER 31,
                                                                                1997                 1996
                                                                           ----------------------------------
                                                                            (Unaudited)             (Note)
ASSETS
Current assets:
Cash and cash equivalents                                                  $  13,059,446         $ 10,088,302
Marketable securities                                                         55,320,279           53,759,671
Due from strategic partners                                                    2,187,944            5,709,870
Prepaid expenses and other current assets                                      2,679,787            2,512,670
                                                                           ----------------------------------
Total current assets                                                          73,247,456           72,070,513

Property and equipment, net                                                   20,500,401           15,191,277
Deposits and other assets                                                        793,085              482,660
Intangible assets, net                                                        10,440,015                    -
                                                                           ----------------------------------

                                                                           $ 104,980,957         $ 87,744,450
                                                                           ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $   2,534,422         $  2,262,458
Accrued expenses                                                               2,234,165            1,283,782
Deferred revenue                                                               3,680,396            3,543,002
Current portion of long-term debt                                              1,066,667            1,466,667
Current portion of capital lease obligations                                   4,330,595            3,241,507
                                                                           ----------------------------------
Total current liabilities                                                     13,846,245           11,797,416

Capital lease obligations, net                                                 9,114,113            9,308,272

Stockholders' equity:
Common Stock, $0.001 par value: 100,000,000 shares authorized;
28,742,662 shares in 1997 and 23,914,151 shares in 1996 issued and
outstanding                                                                       28,743               23,914
Additional paid-in capital                                                   190,684,824           87,789,956
Deferred compensation                                                         (2,797,224)          (2,767,846)
Notes receivable from officers                                                  (226,899)            (245,242)
Unrealized gain/loss on securities                                              (106,280)             (18,318)
Accumulated deficit                                                         (105,562,565)         (18,143,702)
                                                                           ----------------------------------
Total stockholders' equity                                                    82,020,599           66,638,762
                                                                           ----------------------------------

Total liabilities and stockholders' equity                                 $ 104,980,957         $ 87,744,450
                                                                           ==================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated condensed financial statements.


                        Millennium Pharmaceuticals, Inc.
         Consolidated Condensed Statements of Operations (Unaudited)



                                           THREE MONTHS ENDED
                                               MARCH 31,
                                         1997             1996
                                       -----------------------------
Revenue under strategic
alliances                              $ 10,956,183      $ 7,558,316

Costs and expenses:
   Research and development              11,599,558        6,633,649
   General and administrative             3,349,542        1,265,396
   Acquired in-process research
   and development                       83,800,000                -
   Amortization of intangible assets        369,985                -
                                       -----------------------------
                                         99,119,085        7,899,045
                                       -----------------------------
Loss from operations                    (88,162,902)        (340,729)

Interest income                           1,077,253          419,919
Interest expense                           (333,214)        (221,329)
                                       -----------------------------

Net loss                               $(87,418,863)     $  (142,139)
                                       =============================

Net loss per share                     $      (3.29)     $     (0.01)
                                       =============================

Shares used in computing net
   loss per share                        26,605,287       19,167,206
                                       =============================


See notes to consolidated condensed financial statements.


                        Millennium Pharmaceuticals, Inc.
         Consolidated Condensed Statements of Cash Flows (Unaudited)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       1997                      1996
                                                                 ---------------------------------------

CASH PROVIDED BY (USED IN) OPERATIONS                            $  1,616,127                $(1,958,368)

INVESTING ACTIVITIES
Purchase of property and equipment                                 (4,535,522)                (1,330,300)
Sale of marketable securities                                      19,366,621                  7,711,712
Purchase of marketable securities                                 (19,517,646)                (9,522,072)
                                                                 ---------------------------------------
Net cash used in investing activities                              (4,686,547)                (3,140,660)

FINANCING ACTIVITIES
Acquisition of ChemGenics, net of cash acquired                     7,086,785                          -
Proceeds from sale of Preferred Stock                                       -                  3,499,992
Proceeds from sale of Common Stock                                     51,499                    633,820
Repurchase of Common Stock                                             (1,094)                      (829)
Payments of long-term debt                                           (400,000)                  (400,000)
Payments of capital lease obligations                                (695,626)                  (453,543)
                                                                 ---------------------------------------
Net cash provided by financing activities                           6,041,564                  3,279,440
                                                                 ---------------------------------------

Increase (decrease) in cash and cash equivalents                    2,971,144                 (1,819,588)
Cash and cash equivalents at beginning of year                     10,088,302                 10,586,260
                                                                 ---------------------------------------

Cash and cash equivalents at end of period                       $ 13,059,446                $ 8,766,672
                                                                 =======================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                          $          0                $   418,137
                                                                 =======================================
Deferred compensation                                            $          0                $ 3,187,283
                                                                 =======================================
Issuance of common stock for acquisition of ChemGenics           $102,849,292                          -
                                                                 =======================================


See notes to consolidated condensed financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


         1 - BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three-month period ended March 31, 1997 are not indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on 10-K for the fiscal year ended December 31, 1996 which was filed with the Securities Exchange Commission on March 31, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128) which simplifies the calculation of earnings per share (EPS) and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The pro forma earnings per share calculations required under FAS 128 are not materially different from the net loss per share calculations presented herein.

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

         3 - MERGER

         On February 10, 1997, the Company acquired ChemGenics Pharmaceuticals Inc. ("ChemGenics") for 4,783,688 shares of Common Stock at $21.50 per share for an aggregate of approximately $103,000,000 in exchange for all outstanding shares of common stock of ChemGenics. In addition, a principal shareholder of ChemGenics received approximately $4,000,000 in settlement of a promissory note and repurchase of warrants previously issued by ChemGenics, and outstanding warrants were purchased from another shareholder of ChemGenics for approximately $500,000. The operating results of ChemGenics have been included in the Company's financial statements from the date of acquisition. The transaction has been recorded as a purchase for accounting purposes. The fair value of the issued shares has been allocated to the assets purchased and liabilities assumed based upon their respective fair values. In connection with the acquisition, the Company incurred a non-recurring charge of $83,800,000 for acquired in-process research and development which was charged to operations because in management's opinion technological feasibility for the acquired research and development had not been established.

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of ChemGenics had occurred at the beginning of 1997 and 1996:


                                                 Three months ended
                                         March 31, 1997      March 31, 1996
Pro Forma:
Revenues under strategic
alliances                                 $ 11,449,000        $  8,314,000
Net loss                                  $(88,583,000)       $(85,394,000)
Net loss per share                        $      (3.08)       $      (3.57)
Shares used in calculating net
loss per share                              28,731,000          23,951,000


The pro forma net loss and net loss per share amounts for each period above include the acquired in-process research and development charge. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

         4 - SUBSEQUENT EVENT

         In April 1997 the Company joined a corporate consortium to fund a five-year research program in functional genomics at the Whitehead Institute/MIT Center for Genome Research. The new program will advance the development of gene-based technologies for research and healthcare.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, including qualified management and scientific staff, the Company's ability to enter into and maintain collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish, development and commercialization capacities or relationships, the costs of manufacturing and the Company's ability to obtain additional funds. For a more detailed discussion of these factors, see Item 7 - "Business -- Factors Which May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is expressly incorporated by reference herein.

Overview
--------

         The Company was incorporated in January 1993 and has devoted substantially all of its resources to the development and application of genetics, genomics and bioinformatics technology used to identify the genes responsible for major diseases, as well as comprehensive technologies to elucidate the role of these genes in disease initiation and progression. In February 1997, the Company acquired ChemGenics Pharmaceuticals Inc. ("ChemGenics") for approximately 4,800,000 shares of Common Stock in exchange for all outstanding shares of common stock of ChemGenics. ChemGenics, a drug discovery company, applies two complementary technology platforms, Drug Discovery Genomics and Advanced Drug Selection Technologies to key rate limiting steps in identifying new drugs. At the time of the merger, ChemGenics had approximately 70 employees and approximately 11,500 square feet of laboratory and office space in Cambridge, Massachusetts. To date, all of the Company's revenue, including revenue from ChemGenics, has resulted from payments from strategic partners and United States government research grants. The Company has not received any revenue from the sale of products or services.

         The Company has entered into several strategic alliances: in March 1994 with Hoffmann La-Roche, Inc. ("Roche") in obesity and type II diabetes; in October 1995 and March 1996 with Eli Lilly and Company ("Lilly") in atherosclerosis and select areas of oncology, respectively; in December 1995 with Astra AB ("Astra") in inflammatory respiratory diseases; and in July 1996 with American Home Products ("AHP") in certain disorders of the central nervous system. In addition, ChemGenics has entered into several strategic alliances: in January 1995 with Pfizer Inc. ("Pfizer") in human fungal infections; in December 1996 with AHP in human bacterial infections; and in May, November and December 1996 with PerSeptive Biosystems, Inc. ("PerSeptive") where a substantial equity interest in ChemGenics was exchanged for certain present and future rights to patents, technology and prototype equipment. These agreements have provided the combined Company with various combinations of equity investments, up-front and follow-on fees and research funding and may provide certain additional payments upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. Revenue recognized under these collaborations through March 31, 1997 has aggregated approximately $73,563,000.

         Although the Company intends to enter into additional strategic alliances, it also expects to incur increasing expenses and additional losses for at least the next several years, primarily due to expansion of its research and development programs. Payments under strategic alliance and licensing arrangements will be subject to significant fluctuation in both timing and amounts and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations
---------------------

         Quarters Ended March 31, 1997 and March 31, 1996
         ------------------------------------------------

         Revenue under strategic alliances increased to $10,956,000 for the three months ended March 31, 1997 (the "1997 Period") from $7,558,000 for the three months ended March 31, 1996 (the "1996 Period"). The 1996 Period includes $2,750,000 of previously deferred revenue recognized as a result of Lilly's decision to exercise its option to enter into a strategic alliance in select areas of oncology. Excluding this revenue, the Company had an increase of $6,148,000 from the 1996 Period to the 1997 Period. The increase for the 1997 Period was due to several factors. The 1997 Period includes strategic alliance revenue from AHP (central nervous systems alliance signed in July 1996) and from Lilly (oncology alliance effective March 1996) while the 1996 Period does not. The 1997 Period also includes strategic alliance revenue from February 10, 1997, the effective date of the merger with ChemGenics (the "Effective Date") through March 31, 1997, from both the Pfizer (human fungal infections) and AHP (human bacterial infections) strategic alliances.

         Research and development expenses increased to $11,599,000 for the three months ended March 31, 1997 from $6,633,000 for the three months ended March 31, 1996. The increase was attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts and increased costs associated with the collection of patient information and DNA samples. In addition, the 1997 Period includes research and development expenses from ChemGenics from the Effective Date through March 31, 1997. With the exception of costs associated with the collection of patient information and DNA samples, the ChemGenics costs are similar to other costs already incurred by the Company including, but not limited to, payroll and personnel expenses, laboratory supplies, equipment depreciation and facilities expenses. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing strategic alliances. Such expenses will also increase to the extent that the Company enters into additional strategic alliances with third parties.

         General and administrative expenses increased to $3,349,000 for the three months ended March 31, 1997 from $1,265,000 for the three months ended March 31, 1996. The increase was attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel, and to professional fees in connection with the overall scale-up of the Company's operations and business development efforts. The 1997 Period also includes general and administrative expenses from ChemGenics from the Effective Date through the end of the period. These expenses are similar in nature to those already being incurred by the Company for general and administrative matters. It is anticipated that general and administrative expenses will continue to increase as the Company continues to expand its operations.

         The Company's total operating expenses increased to $99,119,000 for the three months ended March 31, 1997 from $7,899,000 for the three months ended March 31, 1996. In addition to the research and development and general and administrative expenses discussed above, the 1997 Period includes a $83,800,000 one-time charge for acquired in-process research and development associated with the merger with ChemGenics as well as a $369,000 charge for amortization of the intangible assets created by the merger.

         Interest income increased to $1,077,000 for the three months ended March 31, 1997 from $419,000 for the three months ended March 31, 1996 due to increased income earned on higher balances of cash, cash equivalents and marketable securities. Interest expense increased to $333,000 for the 1997 Period from $221,000 for the three months ended March 31, 1996 due to increased capital lease obligations.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations since inception primarily through strategic alliances, private placement of equity securities, issuance of debt, and capital leases. In May 1996, the Company completed an initial public offering of common stock resulting in proceeds, net of underwriting discounts and offering costs, of $57,103,000. Through March 31, 1997, the Company recognized approximately $73,563,000 of revenue under strategic alliances. The private placement of equity securities has provided the Company with aggregate gross proceeds of approximately $25,950,000. The Company has obtained $4,000,000 in long-term debt, $16,400,000 in capital lease financings, and $1,100,000 to finance the build-out of an 9,000 square foot in-house animal facility. As of March 31, 1997, the Company had approximately $68,379,000 in cash, cash equivalents and marketable securities.

         The Company believes that existing cash and investment securities, and anticipated cash flow from its current strategic alliances, will be sufficient to support the Company's operations for at least the next 24 months. The Company's actual future cash requirements, however, will depend on many factors, including progress of its disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to commercialization rights it has retained in its strategic alliance arrangement, competing technological and market developments, the costs associated with the collection of patient information and DNA samples, the costs involved in obtaining and enforcing patent claims and other intellectual property rights, and the costs and timing of regulatory approvals. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings, or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 2.        Changes in Securities.
               ----------------------

               On February 10, 1997, the Company acquired (the "Acquisition") all of the issued capital stock of ChemGenics, by means of a merger of CPI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Transitory Subsidiary"), with and into ChemGenics. The Acquisition took place pursuant to the terms of an Agreement and Plan of Merger, dated as of January 20, 1997 (the "Merger Agreement"), among the Company, the Transitory Subsidiary and ChemGenics. Under the terms of the Merger Agreement, the stockholders of ChemGenics received an aggregate of 4,783,688 shares of the Company's Common Stock, $.001 par value ("Millennium Common Stock") in exchange for their capital stock. In addition, each outstanding option to purchase a share of Common Stock, $.001 par value of ChemGenics ("ChemGenics Common Stock") was exchanged for an option to purchase 0.2374 shares of Millennium Common Stock at an exercise price equal to the exercise price prior to the Acquisition divided by 0.2374. The shares of Millennium Common Stock were issued in reliance on the private offering exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") set forth in Section 4(2) of the Securities Act and Regulation D promulated thereunder. In relying on this exemption, the Company ascertained, among other things, that the shares of Millennium Common Stock were issued to less than 35 "accredited investors" (as such term is defined in Regulation D) and that unaccredited investors availed themselves of a "purchaser representative" (as such term is defined in Regulation D).

Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

      (a)      Exhibits

               The exhibits listed in the Exhibit Index are included in this report.

      (b)      Reports on Form 8-K

               (i) On February 20, 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the acquisition of assets under Item 2 thereof.

               (ii) On April 18, 1997, the Company filed with the Securities and Exchange Commission an Amendment No. 1 to Current Report on Form 8-K reporting the acquisition of assets under Item 2 thereof. The following financial statements were filed as exhibits to such report:

                       1.       Financial Statements of Business Acquired:

                                Report of Independent Public Accountants
                                Balance Sheets as of December 31, 1995 and 1996 Statements of Operations for the Years Ended
                                  December 31, 1994, 1995 and 1996
                                Statements of Stockholders' Equity (Deficit) for
                                  the Years Ended December 31, 1994, 1995 and
                                  1996
                                Statements of Cash Flows for the Years Ended
                                  December 31, 1994, 1995 and 1996
                                Notes to Financial Statements

                       2.       Pro Forma Financial Information:

                                Unaudited Pro Forma Combined Condensed Balance
                                  Sheet at December 31, 1996
                                Notes to Unaudited Pro Forma Combined Condensed
                                  Balance Sheet as of December 31, 1996
                                Unaudited Pro Forma Combined Condensed
                                  Statement of Operations for the year ended
                                  December 31, 1996
                                Notes to Unaudited Pro Forma Combined Condensed
                                  Statement of Operations for the year ended
                                  December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MILLENNIUM PHARMACEUTICALS, INC.
                                               (Registrant)



Date: May 14, 1997                    By:___________________________________
                                              Steven H. Holtzman
                                              Chief Business Officer
                                              (Principal Financial Officer)



                                      By:___________________________________
                                              Peter J. Courossi
                                              Director of Finance
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.                               Description
-------                             -----------

  10.1 Lease dated March 28, 1997 by and between the Company and Old Cambridge Property LLC.

  10.2                              Subordination Non-Disturbance and
                                    Attornment Agreement dated March 28, 1997 by and among La Salle National Bank, as Trustee for Asset Securitization Corporation Commercial Mortgage Pass-Through
                                    Certificates, Series D4, Old Cambridge
                                    Property LLC and the Company.

  11.1                              Statement regarding Computation of Per
                                    Share Earnings.

  27.1                              Financial Data Schedule.

  99.1 Pages 31 through 35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).