Form 10-Q
period 1997-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 1997-08-14
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

Number of shares of Common Stock, $.001 par value per share, outstanding as of August 6, 1997 was 28,884,309.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS (unaudited)

     Condensed Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996                                  3


     Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 1997 and 1996            4


     Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 1997 and 1996                      5


     Notes to Condensed Consolidated Financial Statements                     6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   9


PART II - OTHER INFORMATION                                                  15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     15


SIGNATURES                                                                   17

EXHIBIT INDEX                                                                18

                        Millennium Pharmaceuticals, Inc.

                                       Condensed Consolidated Balance Sheets

                                                                              JUNE 30,           DECEMBER 31,
                                                                                1997                 1996
                                                                           ----------------------------------
                                                                            (Unaudited)             (Note)
ASSETS
Current assets:
Cash and cash equivalents                                                  $  18,591,000         $ 10,088,000
Marketable securities                                                         40,935,000           53,760,000
Due from strategic partners                                                   22,294,000            5,710,000
Prepaid expenses and other current assets                                      3,769,000            2,512,000
                                                                           ----------------------------------
Total current assets                                                          85,589,000           72,071,000

Property and equipment, net                                                   24,731,000           15,191,000
Deposits and other assets                                                        897,000              483,000
Intangible assets, net                                                         9,764,000                    -
                                                                           ----------------------------------

                                                                           $ 120,981,000         $ 87,744,000
                                                                           ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $   2,475,000         $  2,262,000
Accrued expenses                                                               2,670,000            1,284,000
Deferred revenue                                                               3,396,000            3,543,000
Current portion of long-term debt                                                667,000            1,467,000
Current portion of capital lease obligations                                   4,948,000            3,241,000
                                                                           ----------------------------------
Total current liabilities                                                     14,156,000           11,797,000

Capital lease obligations, net                                                13,185,000            9,308,000

Minority Interest                                                             20,000,000                    -

Stockholders' equity:
Common Stock, $0.001 par value: 100,000,000 shares authorized;
28,853,519 shares in 1997 and 23,914,151 shares in 1996 issued and
outstanding                                                                       29,000               24,000
Additional paid-in capital                                                   191,459,000           87,790,000
Deferred compensation                                                         (2,580,000)          (2,768,000)
Notes receivable from officers                                                  (206,000)            (245,000)
Unrealized loss on securities                                                    (22,000)             (18,000)
Accumulated deficit                                                         (115,040,000)         (18,144,000)
                                                                           ----------------------------------
Total stockholders' equity                                                    73,640,000           66,639,000
                                                                           ----------------------------------

Total liabilities and stockholders' equity                                 $ 120,981,000         $ 87,744,000
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

                        Millennium Pharmaceuticals, Inc.

                            Condensed Consolidated Statements of Operations (Unaudited)



                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                            1997             1996              1997            1996
                                       ----------------------------------------------------------------

Revenue under strategic
   alliances                           $ 13,372,000      $ 5,101,000      $ 24,328,000      $12,659,000

Costs and expenses:
   Research and development              18,333,000        8,080,000        29,932,000       14,714,000
   General and administrative             4,514,000        1,786,000         7,863,000        3,051,000
   Acquired in-process research
     and development                              -                -        83,800,000                -
   Amortization of intangible
     assets                                 675,000                -         1,046,000                -
                                       ----------------------------------------------------------------
                                         23,522,000        9,866,000       122,641,000       17,765,000
                                       ----------------------------------------------------------------
Loss from operations                    (10,150,000)      (4,765,000)      (98,313,000)      (5,106,000)

Interest income                             976,000          830,000         2,053,000        1,250,000
Interest expense                           (303,000)        (194,000)         (636,000)        (415,000)
                                       ----------------------------------------------------------------

Net loss                               $ (9,477,000)     $(4,129,000)     $(96,896,000)     $(4,271,000)
                                       ================================================================

Net loss per share                     $      (0.33)     $     (0.19)     $      (3.50)     $     (0.21)
                                       ================================================================

Shares used in computing net loss
   per share                             28,764,467       22,268,382        27,663,696       20,717,782
                                       ================================================================


See notes to consolidated condensed financial statements.

                        Millennium Pharmaceuticals, Inc.

                            Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                       1997                     1996
                                                                  --------------------------------------

CASH USED IN OPERATIONS                                           $ (5,874,000)             $ (4,631,000)

INVESTING ACTIVITIES
Purchase of property and equipment                                  (4,842,000)               (4,476,000)
Sale of marketable securities                                       37,805,000                20,212,000
Purchase of marketable securities                                  (23,487,000)              (66,917,000)
                                                                  --------------------------------------
Net cash provided by (used in) investing activities                  9,476,000               (51,181,000)

FINANCING ACTIVITIES
Acquisition of ChemGenics, net of cash acquired                      7,087,000                         -
Proceeds from sale of Preferred Stock                                        -                 3,500,000
Proceeds from sale of Common Stock                                     910,000                58,268,000
Repurchase of Common Stock                                             (86,000)                   (1,000)
Payments of long-term debt                                            (800,000)                 (800,000)
Payments of capital lease obligations                               (2,210,000)                 (938,000)
                                                                  --------------------------------------
Net cash provided by financing activities                            4,901,000                60,029,000
                                                                  --------------------------------------

Increase in cash and cash equivalents                                8,503,000                 4,217,000
Cash and cash equivalents at beginning of year                      10,088,000                10,586,000
                                                                  --------------------------------------

Cash and cash equivalents at end of period                          18,591,000                14,803,000
                                                                  ======================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                           $  6,202,000              $  1,548,000
                                                                  ======================================
Deferred compensation                                             $          -              $  3,187,000
                                                                  ======================================




See notes to consolidated condensed financial statements.

                        MILLENNIUM PHARMACEUITCALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (unaudited)

         1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the six-month period ended June 30, 1997 are not indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on 10-K for the fiscal year ended December 31, 1996 which was filed with the Securities Exchange Commission on March 31, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128) which simplifies the calculation of earnings per share (EPS) and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The pro form earnings per share calculations required under FAS 128 are not materially different from the net loss per share calculations presented herein.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.


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


         3 - SUBSIDIARY

         In May 1997, the Company established Millennium BioTherapeutics, Inc. ("MBIO") as a subsidiary, and, pursuant to a Technology Transfer and License Agreement, has transferred and/or licensed certain technology to MBIO in exchange for 9,000,000 shares of Series A Convertible Preferred Stock of MBIO. At that time, MBIO entered into a strategic alliance with Eli Lilly and Company ("Lilly") for the discovery and development of novel therapeutic proteins. The agreement covers a three year program with Lilly providing $8 to $10 million in research funding per year with a provision to extend up to an additional two years at the same level of funding. Additional licensing fees, clinical development milestones and royalties will be payable by Lilly in connection with specific therapeutic protein product candidates identified in the collaboration and licensed by Lilly. Under the terms of the agreement, MBIO and Lilly will equally fund the collaborative program and each company will share the rights to use discoveries made in the collaboration, as described in the agreement.

         Under the terms of a related stock purchase agreement, Lilly agreed to purchase $20 million of Series B Convertible Preferred Stock of MBIO. The accompanying condensed consolidated financial statements include the accounts of MBIO since inception. The minority interest reflects the approximate 18 percent equity interest of Lilly in MBIO as of the balance sheet date.

         The Company is not required to provide any funds for the operations of MBIO, but has entered into certain agreements with MBIO to provide specific services and facilities at negotiated fees. All such intercompany transactions have been eliminated in consolidation.


         4 - MERGER

         On February 10, 1997, the Company acquired ChemGenics Pharmaceuticals, Inc. ("ChemGenics") for 4,783,688 shares of Common Stock at $21.50 per share for an aggregate of approximately $103,000,000 in exchange for all outstanding shares of common stock of ChemGenics. In addition, a principal shareholder of ChemGenics received approximately $4,000,000 in settlement of a promissory note and repurchase of warrants previously issued by ChemGenics, and outstanding warrants were purchased from another shareholder of ChemGenics for approximately $500,000. The operating results of ChemGenics have been included in the Company's financial statements from the date of acquisition. The transaction has been recorded as a purchase for accounting purposes. The fair value of the issued shares has been allocated to the assets purchased and liabilities assumed based upon their respective fair values. In connection with the acquisition, the Company incurred a non-recurring charge of $83,800,000 for acquired in-process research and development which was charged to operations because in management's opinion technological feasibility for the acquired research and development had not been established.

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of ChemGenics had occurred at the beginning of 1997 and 1996:

                                                    Six months ended
                                            June 30, 1997       June 30, 1996

Pro Forma:
Revenues under strategic
alliances                                   $ 24,821,000        $ 14,137,000
Net loss                                    $(98,060,000)       $(98,135,000)
Net loss per share                          $      (3.41)       $      (3.85)
Shares used in calculating net
loss per share                                28,747,000          25,501,000

The pro forma net loss and net loss per share amounts for each period above include the acquired in-process research and development charge. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


5.       CONSORTIUM AGREEMENT

         In April 1997 the Company joined a corporate consortium to fund a five-year research program in functional genomics at the Whitehead Institute/MIT Center for Genome Research. The new program will advance the development of gene-based technologies for research and health care.

s


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors are set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (333-28239), which "Risk Factor" discussion is expressly incorporated by reference herein.

Overview
--------

         The Company was incorporated in January 1993 and has devoted substantially all of its resources to the development and application of genetics, genomics and bioinformatics technology used to identify the genes responsible for major diseases, as well as comprehensive technologies to elucidate the role of these genes in disease initiation and progression.

          On February 10, 1997 (the "ChemGenics Acquisition Date"), the Company acquired ChemGenics Pharmaceuticals Inc. ("ChemGenics") for approximately 4,800,000 shares of Common Stock. In connection with this acquisition, a principal stockholder of ChemGenics received $4.0 million in settlement of a promissory note and as the repurchase price of warrants previously issued by ChemGenics and outstanding warrants were purchased from another stockholder of ChemGenics for $500,000. Upon such acquisition, ChemGenics became a wholly-owned subsidiary of the Company. In May 1997, ChemGenics was merged into Millennium and ceased to be a separate company. At the time of the acquisition, ChemGenics had approximately 70 employees and approximately 11,500 square feet of laboratory and office space in Cambridge, Massachusetts.

         In May 1997, the Company established Millennium BioTherapeutics, Inc. ("MBIO") as a subsidiary, and, pursuant to a Technology Transfer and License Agreement, transferred and/or licensed certain technology to MBIO in exchange for 9,000,000 shares of Series A Convertible Preferred Stock of MBIO. At that time, MBIO entered into a strategic alliance with Eli Lilly and Company ("Lilly") for the discovery and development of novel therapeutic proteins. Under the terms of a related stock purchase agreement, Lilly made an equity investment of $20,000,000 in MBIO pursuant to which Lilly owns approximately 18% of the outstanding capital stock of MBIO.

         To date, all of the Company's revenue, including revenue of ChemGenics from the ChemGenics Acquisition Date, has resulted from payments from strategic partners and United States government research grants. The Company has not received any revenue from the sale of products.

         The Company has entered into several strategic alliances: in March 1994 with Hoffmann La-Roche, Inc. ("Roche") with respect to obesity and type II diabetes; in October 1995 and March 1996 with Lilly with respect to atherosclerosis and select areas of oncology, respectively; in December 1995 with Astra AB ("Astra") with respect to inflammatory respiratory diseases; and in July 1996 with American Home Products ("AHP") with respect to certain disorders of the central nervous system. In addition, ChemGenics had entered into several strategic alliances; in January 1995 with Pfizer Inc. ("Pfizer") with respect to human fungal infections; in December 1996 with AHP with respect to human bacterial infections; and in May, November and December 1996 with PerSeptive Biosystems, Inc. ("PerSeptive") where a substantial equity interest in ChemGenics was exchanged for certain present and future rights to patents, technology and prototype equipment. Millennium has succeeded to ChemGenics in connection with ChemGenics' strategic alliances with Pfizer, AHP and PerSeptive as a result of Millennium's acquisition of ChemGenics.

         These strategic alliance agreements have provided the combined Company with various combinations of equity investments, up-front and follow-on fees and research funding and may provide certain additional payments upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. Revenue recognized under these collaborations through June 30, 1997 aggregated approximately $86,935,000.

         Although the Company intends to enter into additional strategic alliances, it also expects to incur increasing expenses and additional losses for at least the next several years, as it continues to build the infrastructure to support its operations. Payments under strategic alliance and licensing arrangements will be subject to significant fluctuation in both timing and amounts and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations
---------------------

         Quarters Ended June 30, 1997 and June 30, 1996
         ----------------------------------------------

         Revenue under strategic alliances increased to $13,372,000 for the three months ended June 30, 1997 (the "1997 Quarterly Period") from $5,101,000 for the three months ended June 30, 1996 (the "1996 Quarterly Period"). The increase for the 1997 Quarterly Period was primarily due to strategic alliance revenue from AHP in connection with the central nervous systems alliance signed in July 1996, strategic alliance revenue from both the ChemGenics/Pfizer (human fungal infections) and

ChemGenics/AHP (human bacterial infections) strategic alliances and revenue from Lilly related to the collaboration between Lilly and MBIO.

         Research and development expenses increased to $18,333,000 for the three months ended June 30, 1997 from $8,080,000 for the three months ended June 30, 1996. The increase was attributable primarily to increased payroll and personnel expenses as the Company hired additional research and development personnel; increased purchase of laboratory supplies and increased equipment depreciation and facilities efforts. In addition, the 1997 Quarterly Period included research and development expenses related to the former ChemGenics operations and MBIO. The Company's research and development expenses may continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing and any future strategic alliances.

         General and administrative expenses increased to $4,514,000 for the three months ended June 30, 1997 from $1,786,000 for the three months ended June 30, 1996. The increase was attributable primarily to increased payroll and personnel expenses as the Company hired additional management, business development and administrative personnel, and to professional fees in connection with the further expansion of the Company's operations, the acquisition of ChemGenics and formation of MBIO. The 1997 Period also includes general and administrative expenses related to the former ChemGenics operations. It is anticipated that general and administrative expenses will continue to increase as the Company continues to build the infrastructure to support its operations.

         The Company's total operating expenses increased to $23,522,000 for the three months ended June 30, 1997 from $9,866,000 for the three months ended June 30, 1996. In addition to the research and development and general and administrative expenses discussed above, the 1997 Quarterly Period includes a $675,000 charge for amortization of the intangible assets created by the ChemGenics acquisition.

         Interest income increased to $976,000 for the three months ended June 30, 1997 from $830,000 for the three months ended June 30, 1996. Although the balance of cash, cash equivalents and marketable securities is lower at June 30, 1997 than at June 30, 1996, the average balance was lower during the 1996 Quarterly Period because the Company's inrest expense increased to $303,000 for the 1997 Quarterly Period from $194,000 for the 1996 Quarterly Period due to increased capital lease obligations.

Six Months Ended June 30, 1997 and June 30, 1996
------------------------------------------------

         Revenue under strategic alliances increased to $24,328,000 for the six months ended June 30, 1997 (the "1997 Six Month Period") from $12,659,000 for the six months ended June 30, 1996 (the "1996 Six Month Period"). The increase for the 1997 Six Month Period was primarily due to strategic alliance revenue from AHP in connection with the central nervous systems alliance signed in July 1996, from Lilly in connection with the oncology alliance effective March 1996, strategic alliance revenue from the ChemGenics Acquisition Date through June 30, 1997, from both the ChemGenics/Pfizer (human fungal infections) and ChemGenics/AHP (human bacterial infections) strategic alliances and revenue from Lilly pursuant to the collaboration between Lilly and MBIO.

         Research and development expenses increased to $29,932,000 for the six months ended June 30, 1997 from $14,714,000 for the six months ended June 30, 1996. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts. In addition, the 1997 Six Month Period includes research and development expenses related to the former ChemGenics operations as of the ChemGenics Acquisition Date and to MBIO. The Company's research and development expenses may continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing and any future strategic alliances.

         General and administrative expenses increased to $7,863,000 for the six months ended June 30, 1997 from $3,051,000 for the six months ended June 30, 1996. The increase was prim as the Company hired additional management, business development and administrative personnel, and to professional fees in connection with the further expansion of the Company's operations, the acquisition of ChemGenics and formation of MBIO. The 1997 Six Month Period also includes general and administrative expenses related to the former ChemGenics from the ChemGenics Acquisition Date through the end of the period. It is anticipated that general and administrative expenses will continue to increase as the Company continues to build the infrastructure to support its operations.

         The Company's total operating expenses increased to $122,641,000 for the six months ended June 30, 1997 from $17,765,000 for the six months ended June 30, 1996. In addition to the research and development and general and administrative expenses discussed above, the 1997 Six Month Period includes a $83,800,000 one-time charge for acquired in-process research and development associated with the acquisition of

ChemGenics as well as a $1,046,000 charge for amortization of the intangible assets created by the acquisition.

         Interest income increased to $2,053,000 for the six months ended June 30, 1997 from $1,250,000 for the six months ended June 30, 1996. Although the balance of cash, cash equivalents and marketable securities is lower at June 30, 1997 than at June 30, 1996, the average balance was lower during the 1996 Six Month Period because the Company's initial public offering occurred in May 1996. Interest expense increased to $636,000 for the 1997 Six Month Period from $415,000 for the 1996 Six Month Period due to increased capital lease obligations.

Liquidity and Capital Resources
-------------------------------

         The Company has financed its operations since inception primarily through strategic alliances, private placement of equity securities, issuance of debt, and capital leases. In May 1996, the Company completed an initial public offering of common stock resulting in proceeds, net of underwriting discounts, of $57,753,000. Through June 30, 1997, the Company recognized approximately $86,935,000 of revenue under strategic alliances. The private placement of equity securities has provided the Company with aggregate gross proceeds of approximately $25,590,000. The Company has obtained $4,000,000 in long-term debt, approximately $22,000,000 in capital lease financings, and $1,100,000 to finance the build-out of an 9,000 square foot in-house animal facility. As of June 30, 1997, the Company had approximately $59,526,000 in cash, cash equivalents and marketable securities. In July 1997, the Company received proceeds of $20,000,000 from Lilly in connection with Lilly's equity investment in MBIO.

         During the first six months of 1997, the Company used $5,874,000 of cash in its operations, purchased $4,842,000 of property and equipment, obtained net cash of $7,087,000 in connection with the acquisition of ChemGenics and used cash of $800,000 to pay long term debt and $2,210,000 to pay capital lease obligations. In addition, during the first six months of 1997, the Company acquired equipment under capital leases of $6,202,000.

         The Company believes that existing cash and investment securities, and anticipated cash flow from its current strategic alliances, will be sufficient to support the Company's operations for at least the next 24 months. The Company's actual future cash requirements, however, will depend on many factors, including progress of its disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to commercialization rights it has retained in its strategic alliance arrangement, competing technological and market developments, the costs associated with the collection of patient information and DNA samples, the costs involved in obtaining and enforcing patent claims and other intellectual property rights, and the costs and timing of regulatory approvals. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings, or additional strategic alliance and lance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 1997 Annual Meeting of Stockholders was held on May 21, 1997 (the "Annual Meeting"). At the Annual Meeting, William W. Helman was elected as a Class I Director for a term of three years. The other directors whose terms of office as a director continue after the meeting are as follows:
Eugene Cordes, Ph.D., Raju Kucherlapati, Ph.D., Eric S. Lander, Ph.D., Mark J. Levin, Joshua Boger, Ph.D. and A. Grant Heidrich III.

     The following is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, and broker non-votes and abstentions, as to each such matter:

1.   To elect William W. Helman as a Class I Director.

     For: 18,240,872  Withheld:   28,898

2. To approve (i) an amendment to the Company's 1996 Equity Incentive Plan increasing from 2,100,000 to 4,100,000 the number of shares of Common Stock reserved for issuance under the Plan, and (ii) the continuance of the 1996 Equity Incentive Plan.

     For: 13,657,159   Against: 2,264,144  Abstain: 17,577  Non-Votes: 2,330,890

3.   To approve the Company's 1997 Equity Incentive Plan.

     For: 13,465,964   Against: 2,342,020  Abstain: 47,102  Non-Votes: 2,414,684

4. To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for 1997.

     For: 18,249,002  Against:     13,331  Abstain:  7,437  Non-Votes:         0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         The exhibits listed in the Exhibit Index are included in this report.

     (b) Reports on Form 8-K

               (i) On June 5, 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the issuance of a press release on May 29, 1997 under Item 5 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MILLENNIUM PHARMACEUTICALS, INC.
                                             (Registrant)



Date: August 11, 1997               By: /s/ Steven H. Holtzman
                                        ----------------------------------------
                                        Steven H. Holtzman
                                        Chief Business Officer
                                        (Principal Financial Officer)



Date: August 11, 1997               By: /s/ Peter J. Courossi
                                        ----------------------------------------
                                        Peter J. Courossi
                                        Director of Finance
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.                      Description
-------                    -----------

  10.1 Lease dated May 15, 1997 by and between the Company and Massachusetts Institute of Technology.

  10.2                     1997 Equity Incentive Plan.

  10.3                     1996 Equity Incentive Plan, as amended.

  10.4+ Sponsored Research Agreement by and among Whitehead Institute for Biomedical Research, Affymetrix, Inc., Bristol-Myers Squibb Company and the Company dated April 28, 1997.

  10.5+ Consortium Member Agreement by and among Affymetrix, Inc., Bristol-Myers Squibb Company and the Company dated April 28, 1997.

  10.6+ Collaboration Agreement by and among the Company, Millennium BioTherapeutics, Inc. ("MBIO") and Eli Lilly and Company dated as of May 28, 1997.

  10.7+ Technology Transfer and License Agreement by and between the Company and MBIO dated as of May 28, 1997.

  10.8+ Rights Exchange Agreement by and between the Company and MBIO dated as of May 28, 1997.

  10.9 Amendment to Master Equipment Lease Agreement dated June 16, 1997 by and between the Company and GE Capital Corporation.

  11                       Statement regarding Computation of Per Share
                           Earnings.

  27.1                     Financial Data Schedule.


                                      -18

  99.1 Pages 5 through 15 of the Company's Registration Statement on Form S-3 (333-28239), as filed with the Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).

---------------


+ Confidential treatment requested as to certain portions.