Form 10-Q
period 1997-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 1997-11-13
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

           OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -------------

                         COMMISSION FILE NUMBER 0-28494

                        MILLENNIUM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      04-3177038
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      238 MAIN STREET, CAMBRIDGE, MA 02142
          (Address of principal executive offices, including zip code)

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

Number of shares of Common Stock, $.001 par value per share, outstanding as of November 10, 1997 was 29,007,266.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)
        Condensed Consolidated Balance Sheets                             3
          September 30, 1997 and December 31, 1996

        Condensed Consolidated Statements of Operations
          for the three and nine months ended
          September 30, 1997 and 1996                                     4

        Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1997 and 1996           5

        Notes to Condensed Consolidated Financial Statements              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                               9

PART II - OTHER INFORMATION                                               15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  15

SIGNATURES                                                                16

EXHIBIT INDEX                                                             17

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        Millennium Pharmaceuticals, Inc.
                      Condensed Consolidated Balance Sheets


                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1997              1996
                                                          -------------------------------
                                                            (Unaudited)        (Note)

ASSETS
Current assets:
Cash and cash equivalents                                 $  35,303,000     $  10,088,000
Marketable securities                                        37,370,000        53,760,000
Due from strategic partners                                   2,577,000         5,710,000
Prepaid expenses and other current assets                     4,167,000         2,512,000
                                                          -------------------------------
Total current assets                                         79,417,000        72,071,000

Property and equipment, net                                  27,228,000        15,191,000
Deposits and other assets                                       799,000           483,000
Intangible assets, net                                        9,089,000                --
                                                          -------------------------------

                                                          $ 116,533,000     $  87,744,000
                                                          ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                          $   2,986,000     $   2,262,000
Accrued expenses                                              3,742,000         1,284,000
Deferred revenue                                              4,878,000         3,543,000
Current portion of long-term debt                               267,000         1,467,000
Current portion of capital lease obligations                  5,236,000         3,241,000
                                                          -------------------------------
Total current liabilities                                    17,109,000        11,797,000

Capital lease obligations, net                               15,521,000         9,308,000

Minority Interest                                            19,054,000                --

Stockholders' equity:
Common Stock, $0.001 par value: 100,000,000 shares
authorized; 28,972,266 shares in 1997 and 23,914,151
shares in 1996 issued and outstanding                            29,000            24,000
Additional paid-in capital                                  192,274,000        87,790,000
Deferred compensation                                        (2,333,000)       (2,768,000)
Notes receivable from officers                                 (187,000)         (245,000)

Unrealized gain (loss) on securities                              8,000           (18,000)
Accumulated deficit                                        (124,942,000)      (18,144,000)
                                                          -------------------------------
Total stockholders' equity                                   64,849,000        66,639,000
                                                          -------------------------------

Total liabilities and stockholders' equity                $ 116,533,000     $  87,744,000
                                                          ===============================



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                               1997            1996              1997          1996
                                          ---------------------------------------------------------------

Revenue under strategic alliances         $ 13,650,000      $ 9,582,000     $  37,978,000     $22,240,000

Costs and expenses:
   Research and development                 20,442,000        9,259,000        50,374,000      23,972,000
   General and administrative                4,146,000        2,092,000        12,009,000       5,143,000
   Acquired in-process research
     and development                                --               --        83,800,000              --
   Amortization of intangible assets          675,000               --         1,721,000              --
                                          ---------------------------------------------------------------
                                            25,263,000       11,351,000       147,904,000      29,115,000
                                          ---------------------------------------------------------------
Loss from operations                       (11,613,000)      (1,769,000)     (109,926,000)     (6,875,000)

Interest income                              1,174,000        1,254,000         3,227,000       2,504,000
Interest expense                              (410,000)        (209,000)       (1,046,000)       (625,000)
                                          ---------------------------------------------------------------
Loss before minority interest             $ 10,849,000      $   724,000     $ 107,745,000     $ 4,996,000
Minority Interest                              947,000               --           947,000              --
                                          ---------------------------------------------------------------

Net loss                                  $  9,902,000      $   724,000     $ 106,798,000     $ 4,996,000
                                          ===============================================================

Net loss per share                        $      (0.34)     $     (0.03)    $       (3.80)    $     (0.23)
                                          ===============================================================

Shares used in computing net loss
   per share                                28,889,249       23,837,703        28,092,337      21,749,426
                                          ===============================================================



See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                     1997              1996


CASH USED IN OPERATIONS                                         $(10,964,000)      $ (4,040,000)
                                                                -------------------------------
INVESTING ACTIVITIES
Purchase of property and equipment                                (5,626,000)        (6,783,000)
Sale of marketable securities                                     41,400,000         35,313,000
Purchase of marketable securities                                (23,487,000)       (77,050,000)
                                                                -------------------------------
Net cash provided by (used in) investing activities               12,287,000        (77,050,000)

FINANCING ACTIVITIES
Acquisition of ChemGenics, net of cash acquired                    7,087,000                 --
Sale of subsidiary stock                                          20,000,000                 --
Proceeds from sale of Preferred Stock                                     --          3,500,000
Proceeds from sale of Common Stock                                 1,663,000         58,031,000
Repurchase of Common Stock                                           (23,000)            (2,000)
Payments of long-term debt                                        (1,200,000)        (1,200,000)
Payments of capital lease obligations                             (3,635,000)        (1,474,000)
                                                                -------------------------------
Net cash provided by financing activities                         23,892,000         58,855,000


Increase in cash and cash equivalents                             25,215,000          6,295,000
Cash and cash equivalents at beginning of period                  10,088,000         10,586,000
                                                                -------------------------------

Cash and cash equivalents at end of period                      $ 35,303,000       $ 16,881,000
                                                                ===============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                         $ 10,252,000       $  1,951,000
                                                                ===============================

Deferred compensation                                           $         --       $  3,487,000
                                                                ===============================


See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

         1 - BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on 10-K for the fiscal year ended December 31, 1996 which was filed with the Securities Exchange Commission on March 31, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128) which simplifies the calculation of earnings per share (EPS) and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. The earnings per share calculations required under FAS 128 are not expected to be materially different from the net loss per share calculations presented herein.

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

         Under the terms of a related stock purchase agreement, Lilly agreed to purchase $20 million of Series B Convertible Preferred Stock of MBIO. The accompanying condensed consolidated financial statements include the accounts of MBIO since inception. The minority interest reflects the approximate 18% equity interest of Lilly in MBIO as of the balance sheet date, and the minority stockholder's interest in the net loss of MBIO for the statement of operations period.

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

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of ChemGenics had occurred at the beginning of 1997 and 1996:

                                                            Nine months ended
                                               September 30, 1997        September 30, 1996

Pro Forma:
Revenues under strategic alliances                $  38,471,000              $ 24,411,000
Net loss                                          $(107,963,000)             $(99,409,000)
Net loss per share                                $       (3.75)             $      (3.75)
Shares used in calculating net loss per share        28,795,821                26,533,114


The pro forma net loss and net loss per share amounts for each period above include the acquired in-process research and development charge. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

5.  CONSORTIUM AGREEMENT

         In April 1997, the Company joined a corporate consortium to fund a five-year research program in functional genomics at the Whitehead Institute/MIT Center for Genome Research. The new program will advance the development of gene-based technologies for research and health care.


6.  SUBSEQUENT EVENT

         In October 1997, the Company entered into a broad five-year collaboration agreement in genomics research in the agricultural field with Monsanto. As part of the agreement, Monsanto will form a wholly-owned subsidiary and pay Millenium, over the agreement term, $118,000,000 in up front, licensing and technology transfer fees and up to $100,000,000 contingent upon achieving mutually agreed upon research objectives. Monsanto will also fund research activities of its new subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors are set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (333-28239), which "Risk Factors" discussion is expressly incorporated by reference herein.

OVERVIEW

     Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company"), was incorporated in January 1993 and has devoted substantially all of its resources to the development and application of genetics, genomics and bioinformatics technology used to identify the genes responsible for major diseases, as well as comprehensive technologies to elucidate the role of these genes in disease initiation and progression. As used herein, the terms "the Company" and "Millennium" include the Company's subsidiaries where appropriate in the context.

     On February 10, 1997 (the "ChemGenics Acquisition Date"), the Company acquired ChemGenics Pharmaceuticals Inc. ("ChemGenics") for approximately 4,800,000 shares of Company Common Stock. In connection with this acquisition, a principal stockholder of ChemGenics received $4.0 million in settlement of a promissory note and as the repurchase price of warrants previously issued by ChemGenics. Upon such acquisition, ChemGenics became a wholly-owned subsidiary of the Company. In May 1997, ChemGenics was merged into Millennium and ceased to be a separate company. At the time of the acquisition, ChemGenics had approximately 70 employees and approximately 11,500 square feet of laboratory and office space in Cambridge, Massachusetts. Millennium accounted for this acquisition as a purchase.

     In May 1997, the Company established Millennium BioTherapeutics, Inc. ("MBIO") as a subsidiary, and, pursuant to a Technology Transfer and License Agreement, transferred and/or licensed certain technology to MBIO in exchange for 9,000,000 shares of Series A Convertible Preferred Stock of MBIO. At that time, MBIO entered into a strategic alliance with Eli Lilly and Company ("Lilly") for the discovery and development of novel therapeutic proteins. Under the terms of a related stock purchase agreement, Lilly made an equity investment of $20,000,000 in MBIO pursuant to which Lilly owns approximately 18% of the outstanding capital stock of MBIO. The accompanying consolidated financial statements include the financial position and results of operations of MBIO since May 1997.

     To date, all of the Company's revenue has resulted from payments from strategic partners and United States government research grants. The Company has not received any revenue from the sale of products.

     The Company has entered into several strategic alliances: in March 1994 with Hoffmann La-Roche, Inc. ("Roche"), with respect to obesity and type II diabetes; in October 1995 and March 1996 with Lilly with respect to atherosclerosis and select areas of oncology, respectively; in December 1995 with Astra AB ("Astra") with respect to inflammatory respiratory diseases; and in July 1996 with American Home Products ("AHP") with respect to certain disorders of the central nervous system. In addition, ChemGenics had entered into several strategic alliances: in January 1995 with Pfizer Inc. ("Pfizer") with respect to human fungal infections; in December 1996 with AHP with respect to human bacterial infections; and in May, November and December 1996 with PerSeptive Biosystems, Inc. ("PerSeptive") where a substantial equity interest in ChemGenics was exchanged for certain present and future rights to patents, technology and prototype equipment. Millennium has succeeded to ChemGenics in connection with ChemGenics' strategic alliances with Pfizer, AHP and PerSeptive as a result of Millennium's acquisition of ChemGenics.

     These strategic alliance agreements have provided the Company with various combinations of equity investments, up-front and follow-on fees and research funding and may provide certain additional payments upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. Revenue recognized under these collaborations through September 30, 1997 aggregated approximately $100,585,000.

     In October 1997, the Company entered into a broad five-year collaboration agreement in genomics research in the agricultural field with Monsanto. As part of the agreement, Monsanto will form a wholly-owned subsidiary and pay Millennium, over the agreement term, $118,000,000 in up front, licensing and technology transfer fees and up to $100,000,000 contingent upon achieving mutually agreed upon research objectives. Monsanto will also fund research activities of its new subsidiary.

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

RESULTS OF OPERATIONS

     QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Revenue under strategic alliances increased to $13,650,000 for the three months ended September 30, 1997 (the "1997 Quarterly Period") from $9,582,000 for the three months ended September 30, 1996 (the "1996 Quarterly Period"). The increase for the 1997 Quarterly Period was primarily due to strategic alliance revenue from both the ChemGenics/Pfizer (human fungal infections) and ChemGenics/AHP (human bacterial infections) strategic alliances and revenue from Lilly related to the collaboration between Lilly and MBIO.

     Research and development expenses increased to $20,442,000 for the three months ended September 30, 1997 from $9,259,000 for the three months ended September 30, 1996. The increase was attributable primarily to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts. In addition, the 1997 Quarterly Period included research and development expenses related to the former ChemGenics operations and MBIO. The Company's research and development expenses may continue to increase as personnel and research and development facilities are expanded to accommodate the Company's existing and future strategic alliances.

     General and administrative expenses increased to $4,146,000 for the three months ended September 30, 1997 from $2,092,000 for the three months ended September 30, 1996. The increase was attributable primarily to increased payroll and personnel expenses as the Company hired additional management, business development and administrative personnel, and to professional fees in connection with the further expansion of the Company's operations. The 1997 Quarterly Period also included general and administrative expenses related to the former ChemGenics operations. It is anticipated that general and administrative expenses will continue to increase as the Company continues to build the infrastructure to support its operations.

     The Company's total operating expenses increased to $25,263,000 for the three months ended September 30, 1997 from $11,351,000 for the three months ended September 30, 1996. In addition to the research and development and general and administrative expenses discussed above, the 1997 Quarterly Period included a $675,000 charge for amortization of the intangible assets from the ChemGenics acquisition.

     Interest income of $1,174,000 for the three months ended September 30, 1997 approximated interest income of $1,254,000 for the three months ended September 30, 1996. Interest expense increased to $410,000 for the 1997 Quarterly Period from $209,000 for the 1996 Quarterly Period due to increased capital lease obligations.

     Minority interest represents the minority shareholder's (Lilly) interest in the net loss for the 1997 Quarterly Period of the Company's majority owned subsidiary, MBIO.

NINE MONTHS ENDED SEPTEMBER  30, 1997 AND SEPTEMBER 30, 1996

     Revenue under strategic alliances increased to $37,978,000 for the nine months ended September 30, 1997 (the "1997 Nine Month Period") from $22,240,000 for the nine months ended September 30, 1996 (the "1996 Nine Month Period"). The increase for the 1997 Nine Month Period was primarily due to strategic alliance revenue from AHP in connection with the central nervous systems alliance signed in July 1996, from Lilly in connection with the oncology alliance effective March 1996, strategic alliance revenue from the ChemGenics Acquisition Date through September 30, 1997, from both the ChemGenics/Pfizer (human fungal infections) and ChemGenics/AHP (human bacterial infections) strategic alliances and revenue from Lilly pursuant to the collaboration between Lilly and MBIO.

     Research and development expenses increased to $50,374,000 for the nine months ended September 30, 1997 from $23,972,000 for the nine months ended September 30, 1996. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchase of laboratory supplies and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts. In addition, the 1997 Nine Month Period includes research and development expenses related to the former ChemGenics operations from the ChemGenics Acquisition Date and to MBIO.

     General and administrative expenses increased to $12,009,000 for the nine months ended September 30, 1997 from $5,143,000 for the nine months ended September 30, 1996. The increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management, business development and administrative personnel, and to professional fees in connection with the further expansion of the Company's operations, the acquisition of ChemGenics and formation of MBIO. The 1997 Nine Month Period also includes general and administrative expenses related to the former ChemGenics from the ChemGenics Acquisition Date through the end of the period.

     The Company's total operating expenses increased to $147,904,000 for the nine months ended September 30, 1997 from $29,115,000 for the nine months ended September 30, 1996. In addition to the research and development and general and administrative expenses discussed above, the 1997 Nine Month Period includes a $83,800,000 one-time charge for acquired in-process research and development associated with the acquisition of ChemGenics as well as a $1,721,000 charge for amortization of the intangible assets from the acquisition.

     Interest income increased to $3,227,000 for the nine months ended September 30, 1997 from $2,504,000 for the nine months ended September 30, 1996. The average balance of cash, cash equivalents and marketable securities was lower during the 1996 Nine Month Period. Interest expense increased to $1,046,000 for the 1997 Nine Month Period from $625,000 for the 1996 Six Month Period due to increased capital lease obligations.

     Minority interest represents the minority shareholder's (Lilly) interest in the net loss for the 1997 Nine Month Period of the Company's majority owned subsidiary, MBIO.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through strategic alliances, private placement of equity securities, issuance of debt, and capital leases. In addition, in May 1996, the Company completed an initial public offering of common stock resulting in proceeds, net of underwriting discounts, of $57,753,000. Through September 30, 1997, the Company recognized approximately $100,585,000 of revenue under strategic alliances. The private placement of equity securities has provided the Company with aggregate gross proceeds of approximately $25,590,000. The Company has obtained $4,000,000 in long-term debt, approximately $26,000,000 in capital lease financings, and $1,100,000 to finance the build-out of an 9,000 square foot in-house animal facility. In July 1997, Lilly made a $20,000,000 equity investment in MBIO. As of September 30, 1997, the Company had approximately $72,673,000 in cash, cash equivalents and marketable securities.

     During the first nine months of 1997, the Company used $10,964,000 of cash in its operations, purchased $5,626,000 of property and equipment and used cash of $1,200,000 to pay long term debt and $3,635,000 to pay capital lease obligations. In addition, during the first nine months of 1997, the Company acquired equipment under capital leases of $10,252,000.

     The Company believes that existing cash and investment securities, and anticipated cash flow from its current strategic alliances, will be sufficient to support the Company's operations for at least the next 24 months. The Company's actual future cash requirements, however, will depend on many factors, including progress of its disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of the Company's strategic partners. Other important factors that will affect the Company's cash requirements include the level of the Company's activities relating to commercialization rights it has retained in its strategic alliance arrangement, competing technological and market developments, the costs associated with the collection of patient information and DNA samples, the costs involved in obtaining and enforcing patent claims and other intellectual property rights, and the costs and timing of regulatory approvals. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings, or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.

                           PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          The exhibits listed in the Exhibit Index are included in this report.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated October 28, 1997, filed with the Securities and Exchange Commission on November 3, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLENNIUM PHARMACEUTICALS, INC.
                                                  (Registrant)



Date: November    , 1997                By:
               ---                         -------------------------------------
                                              Steven H. Holtzman
                                              Chief Business Officer
                                              (Principal Financial Officer)



Date: November    , 1997                By:
               ---                         -------------------------------------
                                              Peter J. Courossi
                                              Director of Finance
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.               Description
  ---               -----------

   27.1             Financial Data Schedule.

   99.1 Pages 5 through 15 of the Company's Registration Statement on Form S-3 (333-28239), as filed with the Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).