Form 10-K
period 1997-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 1998-03-27
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________

                          Commission file No.: 0-28494

                        Millennium Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

            Delaware                                            04-3177038
-------------------------------                             --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

               640 Memorial Drive, Cambridge, Massachusetts 02139
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (617) 679-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                 Title of class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X           No
                           ------           ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $542,397,943, based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on March 13, 1998.

      Number of shares outstanding of the registrant's class of Common Stock as of March 13, 1998: 29,312,329.

Documents incorporated by reference:
Annual Report to Stockholders for fiscal year ended December 31, 1997 - Part II Proxy Statement for the 1998 Annual Meeting of Stockholders - Part III

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Millennium Pharmaceuticals, Inc., a Delaware corporation organized in 1993 ("Millennium" or the "Company", which terms include, except where the context otherwise requires, the Company's subsidiaries), is applying a comprehensive platform of genomics and related technologies to pursue multiple business opportunities in the discovery and development of life-science-based products and services. Most of the Company's activities currently are directed at the field of human healthcare. A principal objective of the Company is to enable and accelerate the discovery and development of new, proprietary therapeutic and diagnostic products capable of addressing major diseases at their root causes, rather than simply identifying and treating disease symptoms.

      The Company's technology platform incorporates advanced capabilities in genetics, genomics, molecular biology, cell biology, biochemistry, chemistry and analytical instrumentation. Using these capabilities and advanced robotics and informatics technologies, the Company has created a series of high-throughput processes that the Company believes have the potential to transform the discovery and development of life-science-based products and services by significantly improving both the speed of the discovery and development process and the value of its output.

      Millennium's strategy is to pursue its multiple business opportunities through divisions and subsidiaries that specialize in particular areas, but cooperate closely with one another. Millennium believes that these dedicated units allow it to pursue each opportunity with appropriate focus, maintain an entrepreneurial environment within each unit and attract high-caliber employees. The Company has established formal and informal relationships between the various units to provide each unit within the overall group with access to Company assets or capabilities that are relevant to the business of the particular unit.

      From its inception in 1993 until 1996, Millennium's main focus was the development of its technology platform and the application of this platform to the early stages of drug discovery for important human diseases. During 1997, Millennium significantly expanded the scope and scale of its operations. The Company's key objectives in this expansion were to increase its capabilities and involvement in the later stages of drug discovery and to establish new focused business units to pursue additional business opportunities. Key steps in the expansion included:

      o The acquisition of ChemGenics Pharmaceuticals, Inc. ("ChemGenics") in February 1997. This acquisition significantly extended Millennium's capabilities in drug discovery to encompass later stages of the discovery process. It also provided the Company with new research expertise in important infectious diseases and two additional strategic partnerships.

      o The establishment of the Company's pharmaceuticals division, MPharma, focused on the development of small-molecule drugs.

      o The establishment in May 1997 of a new 82% owned subsidiary, Millennium BioTherapeutics, Inc. ("MBio"), focused on the development of therapeutic proteins and antibodies, vaccines and gene therapy and antisense products. MBio entered into a strategic alliance in the area of therapeutic proteins with Eli Lilly and Company ("Lilly") and obtained a $20 million equity investment from Lilly.

      o The establishment of the Company's new wholly-owned subsidiary, Millennium Predictive Medicine, Inc. ("MPMx"), focused on Diagnomics (genomics-based diagnostics) and pharmacogenomics (correlation of patient genotypes to drug responses).

      o The incorporation of the Company's new wholly-owned subsidiary, Millennium Information, Inc. ("MInfo"), to focus on generating and integrating diverse biomedical data to provide products and services to the healthcare industry.

      In addition to these units, the Company has established significant internal groups internally focused on its technology platform. These groups are responsible for the continuing development and integration of the platform and for facilitating use of the platform within the Company and its subsidiaries as well as by the Company's and its subsidiaries' strategic partners.

      The commercialization strategy of the Company and its subsidiaries is to form strategic alliances with major current participants in the relevant marketplaces. The Company has formed alliances based upon the transfer of its technology platform, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach and alliances focused on a disease or specific therapeutic approach. To date, Millennium has entered into eight alliances focused on a specific disease or therapeutic approach. The MPharma division is a party to seven of these alliances, and MBIO is a party to one. The alliances being managed by the MPharma division are based upon MPharma's most advanced drug-discovery programs. They include an alliance with Hoffmann-La Roche Inc. ("Roche") in obesity and type II diabetes; two separate alliances with Lilly covering certain cardiovascular diseases and select areas within oncology; an alliance with Astra AB ("Astra") in inflammatory respiratory diseases; two separate alliances with American Home Products Corporation ("AHP") in certain diseases of the central nervous system and in bacterial diseases; and an alliance with Pfizer, Inc. ("Pfizer") in fungal diseases.

      The Company's business strategy also includes the formation of significant alliances based on the transfer of its technology platform to other companies that wish to apply this platform within their own discovery and development programs. In October 1997 the Company entered into a major strategic alliance with Monsanto Company ("Monsanto") under which Monsanto will apply Millennium's technology platform in plant agriculture and human healthcare. Technology transfer from Millennium is also a component of certain of the Company's disease-focused alliances. Millennium believes that its technology platform can have a significant impact on the discovery and development of products and services in other life- science-based industries.

      To ensure the continual improvement of its technology platform, Millennium also forms collaborations which bring emerging technologies into the Company. As part of this strategy, the Company established a corporate consortium in April 1997 with Bristol-Myers Squibb Company ("BMS") and Affymetrix, Inc. ("Affymetrix") to fund a five-year research program in functional genomics at the Whitehead Institute/Massachusetts Institute of Technology Center for Genome Research.

BACKGROUND

     DISCOVERY AND DEVELOPMENT PROCESSES FOR LIFE-SCIENCE-BASED PRODUCTS AND SERVICES

      PHARMACEUTICALS

      TRADITIONAL APPROACH. The great majority of drugs in use today consist of relatively small chemical compounds. Such drugs are often referred to as "small-molecule drugs," to distinguish them from protein and other biotherapeutic drugs which are significantly larger molecules. As used herein, the term "pharmaceuticals" refers only to "small-molecule drugs," and the term "biotherapeutics" is used to describe protein and other biotherapeutic drugs.

      The discovery of new small-molecule drugs for a particular disease typically involves several steps. The first step is the identification of a drug "target" for therapeutic intervention - - a molecule or structure somewhere in the body, inside or on the surface of cells, which is either directly involved in the disease or lies in a biochemical pathway leading to the disease. The next step is to identify compounds which interact with this drug target and modulate the drug target's activity in a manner that might help reverse, inhibit or prevent the disease process. This step is normally accomplished by screening large collections (or "libraries") of synthetic chemicals and natural products in a trial and error process designed to identify those compounds that can interact with the drug target. The most promising compounds to emerge from this process are advanced to the next stage, in which synthetic derivatives of these compounds are generated and tested to arrive at one or a few "lead compounds." The interactions of these lead compounds with the drug target and their activity in animal and/or cellular models of the disease suggest that they could be developed successfully into new drugs. The best of these lead compounds are then subjected to rigorous testing, first in animals and then in humans, to establish their safety and efficacy as drugs.

      Because of the absence of any suitable technology for the systematic identification and characterization of molecules and structures involved in disease mechanisms, the selection of new targets for drug discovery historically has been a haphazard process. Drug targets have often been selected based on speculation that they might be involved in disease processes, rather than because of any clear, well-documented association with specific diseases. As a result, many drug candidates fail during clinical trials because they turn out to be ineffective and/or unsafe, and many drugs which do reach the market treat only the symptoms of diseases rather than their underlying causes.

      IMPACT OF GENOMICS AND RELATED TECHNOLOGIES. Every human disease ultimately has an underlying genetic basis. The initiation, continuation and progression of the disease reflects some aspect of the structure or expression of the patient's genes and/or those of a pathogen. Systematic study of human genes in the context of disease should therefore lead to the identification of those genes which underlie important diseases. These genes, their protein products and/or the biochemical pathways in which they lie should be attractive drug targets for therapeutic intervention.

      In the past, however, systematic study of genes in the context of disease has been extremely difficult. Each person carries a very large number of genes on his or her chromosomes - - according to current estimates, in excess of 100,000 different genes (known collectively as the "human genome"). Because of the numbers involved, the identification of individual genes or sets of genes correlated with specific diseases has posed major technological challenges.

      In recent years, this situation has changed dramatically. Fueled by broad interest in determining the entire DNA sequence of the human genome, major improvements have been made in the technologies available for identifying and cataloguing genes in complex organisms. These technologies include high-throughput methods for sequencing genes, for monitoring and comparing their expression in different situations and for following their inheritance in families prone to particular diseases. These technologies depend crucially on the integration of molecular biology with robotics, informatics and analytical instrumentation. The integration of these disciplines provides powerful capabilities for generating, capturing and analyzing large volumes of data concerning genes and their expression - - making it possible for the first time to mount a systematic search to discover and characterize the genes and biochemical pathways which underlie human diseases. At Millennium, this search is providing many new drug targets with well-validated roles in various diseases. The Company believes that compounds active against these targets may be highly effective and specific in treating the underlying causes of these diseases.

      Major advances have also been made in the technologies available for screening chemical and natural-product libraries to identify compounds active against specific drug targets and for the subsequent generation of lead compounds optimized for their activity against these drug targets. Intelligent integration of robotics, informatics and analytical instrumentation has again played an enabling role in these advances - in this arena, coupled with novel combinatorial approaches to the synthesis of chemical libraries. The Company believes that the combined effect of these developments will permit more rapid identification of higher-quality lead compounds.

      Taken together, these new approaches to selecting drug targets, developing lead compounds and understanding drug responses may deliver whole new classes of drugs which are safe and effective for treating a broad range of important diseases in diverse individuals.

      BIOTHERAPEUTICS AND PREDICTIVE MEDICINE

      Genomics and related technologies have major applications in human healthcare beyond the discovery of small-molecule drugs. Key additional applications include the identification of important new biotherapeutic products and the development of novel approaches to the prediction, diagnosis and management of diseases.

      Biotherapeutics are proteins or nucleic acids administered directly to patients for therapeutic benefit. Protein biotherapeutics in current use include: secreted proteins, such as interferons, erythropoietin, insulin and human growth hormone; therapeutic antibodies, such as OKT3 and ReoPro(R); and vaccines, such as the vaccine for hepatitis B. In 1997, biotherapeutic products generated over $8 billion in annual worldwide sales. Nucleic acid biotherapeutics fall into two general classes: gene therapy products and antisense products. Although no product in either nucleic acid class has yet reached the marketplace, a number are currently in development.

      There are multiple ways in which genomics technologies can contribute to the development of novel biotherapeutics. High-throughput gene-discovery programs can lead to the rapid identification of novel genes. Through the use of informatics and functional genomics strategies, these genes and/or their protein products can be identified as potential candidates for therapeutic protein or gene therapy applications or as potential targets for development of therapeutic antibodies, antisense or vaccine-based drugs.

      In the realm of predictive medicine, genomics technologies can be used to identify genes that predispose individuals to disease, participate in the initiation, progression and resolution of disease and determine individual responses to different treatments that may be available. As a result, the identification of such genes can form the basis for novel strategies and products for the prediction, diagnosis and management of diseases.

      The Company believes that improved methods for the discovery of drug targets and the development of lead compounds will lead to safer and more effective new drugs. Efficacy and safety may be enhanced even further by another important application of genomics technologies, referred to as "pharmacogenomics." The goal of pharmacogenomics is to understand why a particular drug may be more effective in some people than in others and/or have more pronounced side-effects in certain people. Differences in the way people respond to a drug are believed to reflect genetic differences between them; different people may have slightly different versions of the genes involved in the beneficial and/or the adverse effects of the drug. Millennium believes that genomics technologies will permit the identification of the genetic differences that underlie variability in responses to drugs and that, as a result, it will be possible to individualize the selection of drugs for patients so that each patient receives only those drugs likely to be effective and safe for him or her.

      OTHER BUSINESSES

      The fundamental power of genomics technologies is their ability to identify, in a rapid and comprehensive manner, genes that underlie complex biological traits. In human healthcare, the traits of interest are diseases. Outside of human healthcare, there are many traits of economic importance to which genomics technologies can be successfully applied. In plant agriculture, for example, these include the yields, nutritional content, disease-resistance and drought-tolerance of crop plants and the susceptibility of pests, pathogens and weeds to agrochemicals. Similarly, important traits can be identified in other major life-science-based industries, such as animal agriculture and industrial enzymes.

THE MILLENNIUM STRATEGY

      Millennium's business strategy is to develop a comprehensive, integrated platform of genomics and related technologies and to use this platform to pursue multiple opportunities in life-science-based industries. The Company's primary current focus is on opportunities relating to the discovery and development of new products and services in the healthcare industry. To pursue multiple business opportunities simultaneously, the Company has established focused units (divisions or subsidiaries) specializing in particular areas, believing that each unit can then address its designated area with the energy and drive of a start-up enterprise. At the same time, the Company recognizes the importance of enabling each unit to take advantage of the combined capabilities of the overall organization.

      The Company and MBio have entered into an agreement whereby each party has assigned or licensed to the other party technology and rights in the other party's core area of interest. See " -- Millennium BioTherapeutics Inc.-- Overview." The Company anticipates entering into similar arrangements with MPMx, MInfo and other subsidiaries that it may establish in the future, although the precise terms of such arrangements have not been finalized and may vary from the terms of the agreements between the Company and MBio.

      In general, the Company's strategy for pursuing business opportunities is to form alliances with major participants in the relevant markets. The Company focuses in these alliances on the discovery of innovative new products, relying on its partners for the development and marketing of these products. The Company's revenues from these alliances come in the form of fixed up-front payments and research funding, with the right to milestone payments and royalties (or a share of profits) based on the success of any products that result from the alliance. The Company also forms alliances based on the transfer of its technology platform to partners. Revenues in such alliances may include up-front payments and fees associated with the successful transfer of technology. In some instances, the Company has also obtained access to its partners' technologies (such as libraries of chemical compounds) to enhance the Company's operations outside of the alliance.

      With these approaches, the Company believes that it is well positioned to capture value from a broad array of opportunities in diverse life-science-based industries.

TECHNOLOGY PLATFORM

      Millennium's broad technology platform reflects the Company's strong belief that success in genomics-based product discovery and development requires the use of multiple parallel approaches, accelerated and integrated through the latest advances in informatics and "process technologies" (i.e., automation, miniaturization, and analytical instrumentation).

      The Company has established dedicated technology groups responsible for developing and maintaining the Company's technology platform and for supporting the use of this platform by Millennium, its subsidiaries and its strategic partners.

   GENE IDENTIFICATION STRATEGIES

      GENETIC APPROACHES

      HUMAN GENETICS. Genetic studies of families and populations prone to particular diseases can identify genes involved in these diseases. "Markers" spaced at regular intervals along the human chromosomes are studied in affected and unaffected individuals, a process known as genotyping. If specific markers are co- inherited more frequently in affected than in unaffected individuals, these markers define a chromosomal region (or a "map position") containing a gene or genes involved in the disease. The genes in question may then be identified by some combination of three approaches: higher-resolution mapping (repeating the co- inheritance studies with additional markers known to fall in the region of interest but located more closely to one another than those used for the initial "genome scan"); "positional cloning" (isolation of microbial clones of human DNA corresponding to the map position which has been identified); and high-throughput sequencing (to identify protein-encoding regions (i.e. genes) in this region, and to compare them in normal and affected individuals).

      To gain access to suitable families and populations around the world, Millennium has entered into a number of collaborations with academic centers. The Company's capabilities in human genetics include the design and proper clinical management of appropriate studies, technology for automated high-throughput genotyping and sequencing, custom-developed software for data capture and analysis and positional cloning. With these capabilities, the Company has made significant progress in the mapping and positional cloning of genes implicated in a number of important human diseases.

      These capabilities in human genetics can be readily adapted and applied to the identification of genes underlying traits of interest in other species - such as diseases in mice, as described below, or economically important traits in plants and animals.

      MOUSE GENETICS. Genetic studies in mice can often provide faster identification of human disease genes than corresponding studies in humans. This is because genes and diseases in mice are often closely similar to their human counterparts, but the association between them can be studied more rapidly since mice (unlike humans) can be bred rapidly and selectively. To capitalize on the advantages of working with mice, the Company has built substantial expertise in mouse genetics. This includes the development of proprietary markers, genetic maps, advanced breeding strategies and a significant animal facility. In combination with technologies adapted from the Company's activities in human genetics, this expertise has allowed the Company relatively rapidly to identify murine genes whose human counterparts may play significant roles in important diseases. Examples of such genes and their human counterparts that the Company has identified include the tub and db/OB-R genes, believed to be important in obesity. During 1997, Millennium was issued a United States Patent covering the tub gene.

      MICROBIAL GENETICS. Genetic and genomic studies of microbes, such as bacteria and yeast, are important for two reasons. First, these studies may result in the identification of genes essential for microbial growth, which should provide attractive drug targets for new antibiotics for the treatment of infectious diseases caused by such microbes. Second, such studies can help determine the functions of human genes, many of which have counterparts in microbial systems. In fact, the study of these microbial counterparts is particularly useful because microbial genes are significantly easier to understand and manipulate than human genes.

      Millennium has developed considerable expertise in genetic investigation and manipulation of a broad range of bacterial and fungal species, including pathogens important for humans, animals and plants. The Company has employed this expertise to identify a significant number of drug targets in its antifungal and antibacterial research programs. During 1997, the Company was issued a United States patent covering one of its novel approaches to antifungal drug discovery.

      NON-GENETIC APPROACHES

      TRANSCRIPTIONAL PROFILING. Genes contain encoded information instructing cells how to make proteins. Each gene encodes one protein. For that protein to be made by a cell, the gene must first be transcribed into a copy known as messenger RNA (mRNA). This transcript then directs synthesis of the encoded protein in a process known as translation. Cells differ from one another because each cell type makes a different spectrum of proteins - - and along the way, a different population of mRNA transcripts. Similarly, diseased cells differ from normal cells by virtue of the spectrum of proteins, and the population of transcripts, which they produce. Comparison of transcript populations in normal and diseased cells and tissues can therefore identify the transcripts, and thus the genes, associated with a particular disease.

      For this reason, Millennium has developed or accessed a number of powerful approaches for examining and comparing transcript populations in different cells and tissues representing normal and diseased conditions. Many of these approaches involve conversion of mRNA transcripts into DNA copies known as complementary DNA (cDNA), which is easier to handle than mRNA and can be amplified by the polymerase chain reaction (PCR). The approaches include RADE, a high-throughput method for comparing amplified cDNAs (and thus mRNAs) from different samples, and the use of cDNA "microarrays" (multiple different cDNAs placed in high-density arrays on solid surfaces) to determine whether samples of interest contain corresponding mRNAs. Crucial to the success of these approaches are customized software tools developed by Millennium for tracking experiments, generating microarrays and capturing and analyzing data.

      The Company has applied its transcriptional profiling technologies to identify a number of genes with potentially significant roles in various diseases. For example, the Company applied transcriptional profiling to identify the gene that encodes melastatin, a protein which appears to suppress metastasis in malignant melanomas.

      HIGH-THROUGHPUT SEQUENCING. The information carried within genes to direct the synthesis of proteins resides within the DNA sequences of those genes. Each gene is part of a polymeric chain built from four nucleotide monomers (represented by the letters A, C, G and T). The sequence of these monomers in the chain specifies what protein should be made. Accordingly, to identify and assign function to the large number of genes in the human and other genomes, it is essential to have very high-capacity methods for determining, storing and analyzing DNA sequence information.

      Millennium has developed comprehensively automated processes for high-throughput DNA sequencing as well as a proprietary suite of software tools for the capture, storage and analysis of large volumes of DNA sequence data (including Millennium's proprietary Sequence Explorer(TM) software package). The Company uses these capabilities to support its multiple approaches to gene discovery, including: positional cloning projects in human and mouse genetics programs; sequencing of genomic regions surrounding known genes to identify unknown relatives derived by gene-duplication events; and sequencing of cDNA copies made from mRNAs extracted from various cells and tissues.

      EXPRESSION CLONING. Among the most interesting proteins in any organism are those that are secreted or that reside on cell surfaces. Secreted proteins often carry signals from one cell/tissue to another. Cell-surface proteins often serve as the receptors for such signals. Most currently approved biotherapeutics are secreted proteins; many current small-molecule drugs exert their effects through cell-surface receptors.

      Millennium has developed high-throughput methodologies specifically to clone genes that encode secreted and cell-surface proteins and is applying these methodologies to identify such genes and proteins in significant numbers. For example, Millennium has used these methodologies in its discovery of the gene that encodes ob-r, the receptor for the hormone leptin, which is a fundamental regulator of weight and appetite.

      FUNCTIONAL GENOMICS/DRUG TARGET VALIDATION

      Genes discovered by the methods described above may already be implicated in a disease or some other biological trait of interest. However, significant additional study is often required in order to establish more precisely the specific functions of these genes and the roles they play in the disease or trait of interest. The process of ascribing function to genes is known as functional genomics.

      In a pharmaceutical project, the main purpose of functional genomics is to validate specific genes or their products as appropriate targets for new drugs. Such drug "target validation" requires a demonstration that modulation of the function of the putative drug target gene (or its product) is likely to have a beneficial therapeutic effect. For non-pharmaceutical projects, the specifics of what is meant by "validation" will clearly be different, but the general principle will remain the same - - a demonstration will be required that some function or information essential for a successful commercial product can be derived by the use, modulation or monitoring of the gene (or protein encoded by the gene) for further development as a product.

      Conversion of newly identified genes into validated drug targets or product candidates is a key step in the overall process of genomics-based product discovery. Efficiency and greater productivity at this stage can provide a significant competitive advantage. Accordingly, Millennium has dedicated a substantial portion of its research and development activities to functional genomics and drug target validation.

      One of the major challenges in functional genomics is quickly to reduce the relatively large numbers of potential drug targets (or product candidates) that typically emerge from a high-throughput gene-discovery program to a relatively small number of high-priority candidates for further investigation. Millennium addresses this challenge with a staged approach, starting with high-throughput techniques that require relatively little effort per gene, then gradually increasing the effort that it expends on each potential drug target as the total number of drug targets decreases.

      The high-throughput techniques used for initial prioritization include computational biology and microarray-based transcriptional profiling. Candidates which appear promising in these initial studies are then evaluated further by approaches, such as histology-based expression profiling, pathway profiling and cellular and animal models, until sufficient information has been gathered to nominate one or more of these candidates as targets for drug discovery or, in the case of non-pharmaceutical projects, as being suitable for further development into products. These techniques are described in greater detail below.

      COMPUTATIONAL BIOLOGY

      With appropriate software tools, much may be inferred about the function of a gene from its sequence. Information gathered about previously known genes over many years by scientists from around the world can be accessed instantly, and homologies identified between these and newly discovered genes which suggest what functions may be ascribed to the latter. Of particular interest are homologies suggesting that a newly discovered gene falls into the same class as genes with known medical or commercial utility, such as those encoding the receptors, ion channels and enzymes that are the targets of many current small-molecule drugs.

      Millennium's Sequence Explorer software provides powerful tools for accessing and interpreting both public and private Millennium databases of DNA sequence information. The Company is continually developing enhanced computational capabilities for "mining" DNA sequence data in order to extract the function of the gene (and its protein product) encoded by such DNA sequence.

      BENCH BIOLOGY

      EXPRESSION PROFILING. The pattern of expression of a newly discovered gene
- - where and when it is transcribed and translated, in which cells and tissues and under what circumstances - - provides vital clues to the function of that gene. Expression patterns can be determined using a variety of approaches directed towards either the transcription or the translation stage of expression. Ideally, both stages should be monitored for two reasons. First, not all mRNAs are translated, and it may be important to know which ones are and which ones are not. Secondly, many proteins undergo significant "post-translational" modifications after being synthesized. These modifications cannot be detected by monitoring transcripts and often have crucial effects on the activities of the proteins under investigation.

      At the mRNA level, expression can be monitored in cells or tissue samples using cDNA microarrays and other transcriptional profiling technologies, as described above. Alternatively, transcripts can be localized more precisely to specific cells and sub-cellular organelles by a technique known as in situ hybridization, which involves the microscopic examination of tissue slices that have been treated to highlight the presence and location of specific transcripts.

      Similar options are available for monitoring expression at the protein level. The locations of proteins within tissue slices can be determined using specially stained antibodies (a technique known as immunocytochemistry). In addition, the population of proteins present in a cell or tissue extract can be examined using "proteomics," technologies designed to identify all of the different protein species within a cell or tissue sample and/or those protein species which are present in one sample but not in another.

      Millennium's platform includes an integrated set of technologies for investigating expression patterns at both the mRNA and the protein level, including cDNA microarrays, in situ hybridization and immunocytochemistry. The Company has also invested significant resources in building an extensive collection of normal and diseased tissue samples in which the expression patterns of genes of interest can be studied. These technologies and tissue samples have played a significant role in the validation by Millennium of a number of genes/gene products as targets for drug discovery. The Company is also actively developing new proteomics technologies to ascertain differences in expression at the level of translated proteins and/or post- translational modification status.

      PATHWAY PROFILING. Any given property of an organism usually reflects the coordinated activity of a set of genes (proteins) acting in concert, rather than the isolated activity of an individual gene (protein). Stated another way, most processes within an organism take place via pathways in which signals or metabolites are processed in a defined sequence by different proteins acting in succession. Accordingly, each gene emerging from a discovery effort has a two-fold significance. First, it may prove useful as a drug target (or product candidate) in its own right. Secondly, it represents an entry point into a pathway composed of additional, possibly superior, potential drug targets. To take advantage of this latter possibility, appropriate technologies are required for the identification of other proteins in the pathway, a process known as "pathway profiling."

      Millennium has developed various pathway profiling capabilities, including the use of yeast two- and three-hybrid systems and BIAcore biosensors (technologies which can detect and monitor interactions between different proteins lying in a biochemical pathway) and the application of transcriptional profiling to identify sets of genes transcribed in a coordinated manner, which indicates that they may participate in a common biochemical pathway.

      CELLULAR AND ANIMAL MODELS. Important information about the function of a gene can be derived by arranging for that gene to be expressed in specific cells or tissues, or in the organism as a whole, at levels higher or lower than usual. For experiments of this type, Millennium has developed significant expertise in the construction and utilization of specialized gene-delivery systems, and in the generation of transgenic and knockout microbes and mice. A "transgenic" organism is one carrying a gene from another species. A "knockout" organism is one in which a particular gene has been disabled. The Company also has broad experience in a variety of the biochemical and cell-biology assays required to interpret such experiments.

      LEAD DISCOVERY

      HIGH-THROUGHPUT SCREENING. In the discovery process for small-molecule drugs, gene products (that is, proteins) which have been validated as suitable targets for therapeutic intervention are configured into screening systems for testing large libraries of compounds to identify those capable of interacting with these drug targets in a useful manner. Various skills are required for success in this process. Each screen must be configured so that it has an easily detectable readout, can be performed economically, is capable of high throughput, is robust enough to process samples of widely differing purity and quality and has appropriate sensitivity and specificity. Implementation of the screen then requires diverse skills in sample tracking, automation, data capture and analysis.

      Millennium's technology platform incorporates a broad range of skills in the configuration and implementation of high-throughput screens. The Company currently performs all high-throughput screening for the antifungal and antibacterial programs which are the subjects of its collaborations with Pfizer and AHP as well as to screen proprietary Millennium drug targets.

      CHEMICAL DIVERSITY. Also key to success in drug discovery is the availability of large, diverse libraries of chemical compounds. Ideally, these libraries encompass both synthetic and natural compounds, since both classes are well represented in the current pharmacopoeia.

      For its drug-discovery programs, Millennium has secured access to a broad range of chemical compounds and natural products. The Company's sources of synthetic chemicals include libraries made available by Lilly and AHP under the terms of Millennium's collaborations with these companies (see " -- Strategic Alliances -- Technology Alliances"), novel combinatorial libraries synthesized at Millennium and compounds purchased from various sources.

      The Company is currently expanding its efforts to generate additional proprietary synthetic chemistry libraries. The Company believes that such libraries will be particularly useful sources of pharmacologically active compounds.

      Millennium's sources of natural products include a proprietary collection of over 50,000 fungal species collected from numerous sites around the world as well as proprietary transgenic fungi. These transgenic fungi are readily culturable fungi which the Company has engineered to synthesize compounds which are normally made only in fungi that are difficult or impossible to culture. These transgenic fungi provide Millennium with access to a rich diversity of naturally occurring compounds which has not previously been accessible to the pharmaceutical industry.

      During 1997 the Company was issued a United States patent on an approach for generating novel sources of natural compounds involving crossing two incompatible strains of the fungus Aspergillus, resulting in synthesis of compounds not found in either of the parent strains.

      INFORMATICS AND ADVANCED PROCESS TECHNOLOGIES. Successful application of genomics to the discovery of new drugs and other products requires the simultaneous deployment of multiple different technologies across a broad array of experimental procedures. This multi-disciplinary approach presents numerous challenges, ranging from the diversity and complexity of the overall process to the sheer volume of data which must be captured and interpreted.

      To address these challenges, Millennium places a heavy emphasis on the use of advanced informatics and process technologies to integrate and accelerate the many diverse activities of its genomics programs. Accordingly, the Company's technology platform includes a number of custom-developed informatics tools that enable users to capture, track and interpret large volumes of data from various activities, such as genotyping, DNA sequencing and expression profiling, and to incorporate data from both Millennium's own programs and published sources into their analyses. The Company's technology platform also incorporates a high degree of automation, controlled in many cases by proprietary software, and advanced capabilities in analytical instrumentation such as fluorimetry and mass spectrometry.

PHARMACEUTICAL DIVISION (MPHARMA)

     OVERVIEW

      Through the application of the Company's integrated platform of genomics and related technologies, the Company is engaged through its MPharma division in the discovery of novel drug targets and lead compounds which may be developed into new small-molecule drugs for major human diseases. Such drugs are the mainstay of the traditional pharmaceutical industry. Characteristically amenable to formulation for oral administration, they are particularly appropriate for the treatment of chronic diseases that often require the daily administration of medications over many years.

      In accordance with its overall commercialization strategy, the Company has entered into a number of alliances focused on drug discovery with pharmaceutical partners that have substantial resources and expertise in research, preclinical and clinical development, regulatory issues and marketing. The Company intends to pursue additional such alliances as appropriate.

     DISEASE PROGRAMS

      OBESITY

      In the field of obesity, the Company is conducting gene identification and drug target validation activities and has entered into a strategic alliance with Roche. See " -- Strategic Alliances -- Disease Program Alliances -- Hoffmann-La Roche Inc."

      Approximately 34 million individuals in the United States may be classified as obese (greater than 20% above ideal body weight). This serious medical condition has limited therapeutic alternatives and can increase the risk of additional serious medical conditions, such as coronary heart disease, certain cancers and type II diabetes. Although obesity is believed to have multiple contributing causes, studies of identical twins suggest that genetic factors are a principal cause of the disease.

      The MPharma division is currently undertaking several projects in the field of obesity, employing animal models, mouse genetics, human genetics and other components of Millennium's technology platform. These have led to the identification of a number of genes responsible for obesity in animal models or strongly implicated in the disease, including: the gene encoding ob-r, the receptor for the hormone leptin, a fundamental regulator of weight and appetite; the gene encoding the uncoupling protein homologue (UCPH), which regulates metabolism and energy expenditure; and the gene encoding the melanocortin 4-receptor (MC4-R), a G-protein coupled receptor which is an important regulator of body weight. The MPharma division and Roche are currently conducting drug target identification, validation and development programs with respect to these and other genes. In addition, through collaborations with academic investigators, MPharma is conducting human genetics studies in appropriate populations in the American Midwest and the rural Anhui province of China.

      In July 1996, the Company and Roche announced the acceptance into Roche's small-molecule screening program of a drug target identified by Millennium, an achievement for which Millennium received a milestone fee pursuant to its strategic alliance agreement with Roche.

      During 1997, the Company was awarded United States patents relating to the tub and UCPH genes which were discovered in the Company's obesity program.

      TYPE II DIABETES

      In its type II diabetes research program, the Company is principally employing a gene identification strategy based on human genetics and has entered into a strategic alliance with Roche. See " -- Strategic Alliances -- Disease Program Alliances -- Hoffmann-La Roche Inc."

      Approximately 14 million persons in the United States are affected by type II diabetes, also known as adult-onset or non-insulin dependent diabetes mellitus (NIDDM). The disease is the seventh leading cause of death in the United States. Studies of identical twins indicate that type II diabetes is primarily due to genetic factors. This condition is a complex disorder involving a combination of factors, including the inability of certain tissues to respond to insulin and an inability of the pancreas to produce appropriate levels of insulin.

      Millennium's human genetics studies in type II diabetes are designed to identify disease genes involved in both of these disease processes. These studies have led to the mapping of a gene, NIDDM2, which may be associated with the development of a form of adult-onset diabetes linked to low insulin secretion.

      In November 1996, the Company and Roche announced the achievement of a research milestone associated with the identification of a gene implicated in the development of type II diabetes.

      CARDIOVASCULAR DISEASE

      The MPharma division's research program in cardiovascular disease includes projects in atherosclerosis and congestive heart failure. The Company has entered into a strategic alliance with Eli Lilly concerning these projects. See " -- Strategic Alliances -- Disease Program Alliances -- Eli Lilly and Company."

      Heart disease has a prevalence in the United States of approximately 18 million individuals. Its major cause is atherosclerosis. Risk factors for atherosclerosis include gender, elevated cholesterol levels, smoking, high blood pressure, diabetes mellitus and severe obesity. Studies indicate that a person's genetic make-up, as indicated by a family history of heart disease, is the single most significant risk factor for early onset of the disease. However, the genetic basis of atherosclerosis remains largely unclear. Approximately 5 million Americans suffer from heart failure and an additional 500,000 cases are diagnosed annually. The mortality rate from heart disease is extremely high. Few effective therapies are available.

      The MPharma division's program in atherosclerosis utilizes three different approaches to novel gene discovery in atherosclerotic vascular disease: human genetics, mouse genetics and transcriptional profiling. The human genetics program, being conducted through collaborations with academic investigators, aims to identify genes responsible for, respectively, early-onset vascular disease and inherited lipid defects in children that promote atherosclerosis in adulthood. The mouse genetics approach focuses on a knockout-mouse model of atherosclerosis, with the goal of identifying genes that modify or protect against developing the disease. The transcriptional profiling approaches include an investigation of how biomechanical forces affect gene expression in cells from the walls of blood vessels. This latter program has led to the discovery of several genes which appear to play a role in protecting blood vessels from the formation of atherosclerotic lesions. These genes have been the subject of several scientific papers authored by Millennium and its collaborators, including papers published in 1997 in The Proceedings of the National Academy of Sciences and Cell.

      The MPharma division initiated a program in congestive heart failure in 1997. In this program, MPharma is using proprietary cDNA technologies to identify novel genes in critical pathways involved in the transition from healthy to failing myocardium (a layer of muscle in the heart). In September 1997, Millennium and Lilly expanded their alliance in cardiovascular disease to include congestive heart failure.

      INFLAMMATORY RESPIRATORY DISEASES

      In the field of inflammatory respiratory diseases, the MPharma division is conducting gene identification and drug target validation activities and has entered into a strategic alliance with Astra. See " -- Strategic Alliances -- Disease Program Alliances -- Astra AB."

      Asthma affects approximately 12 million individuals in the United States. Current treatments for moderate to severe asthma, while effective in managing symptoms of the disease, are known to have significant side-effects over the long term. Although asthma has both genetic and environmental factors, a number of studies have indicated that asthma is substantially attributable to a genetic component.

      The MPharma division currently is undertaking several projects in the field of inflammatory respiratory diseases through human genetics, mouse genetics and cDNA approaches. The human genetics program is being conducted in appropriate populations in China and northern New England. The mouse genetics and cDNA- based programs are focused on the identification of key genes that control immunological conditions important in inflammatory respiratory diseases, including asthma. In the mouse program, MPharma is also analyzing a strain of mice with a defect in a pathway believed to be important for inflammatory responses. In the cDNA-based program, RADE and expression cloning are being used extensively to identify critical regulatory genes in inflammatory pathways. The MPharma division has also established several animal disease models expressing physiologic and inflammatory disease markers for use in both gene discovery and gene validation. These programs are generating knowledge and information useful in understanding both respiratory and non-respiratory inflammatory diseases.

      ONCOLOGY

      In the field of oncology, the Company is conducting gene identification activities related to a variety of cancers, including prostate, breast and colorectal cancer and melanoma, and has entered into a strategic alliance with Lilly with respect to select areas within oncology, including prostate cancer and multiple-drug resistance. See " -- Strategic Alliances -- Disease Program Alliances -- Eli Lilly and Company."

      Over one million new cancer cases are reported in the United States annually. Cancers of all types result in over 500,000 deaths in the United States each year, making cancer the second leading cause of death in the United States. In addition to surgery and radiotherapy, there are nearly 50 FDA-approved drug therapies for the treatment of a variety of cancers. Many of these therapies have severe adverse side effects.

      The MPharma division is currently undertaking several projects focusing on the areas of hormone-refractory prostate cancer, multi-drug resistant tumors, melanomas and breast cancer using both human genetics and cDNA approaches. MPharma is also employing RADE and other transcriptional profiling technologies to identify genes that function in the progression of a variety of different types of cancer. The Company has entered into collaborations with major medical centers to gain access to tumor samples. Millennium has identified drug target candidates in multi-drug resistant tumors, and genes implicated in the initiation and progression of melanomas. MPharma has commenced drug target validation studies on these genes, including gene transfer into animal models of cancer progression. The knowledge and information being generated in these projects is relevant to cancers both within and outside the scope of the Company's alliance with Lilly.

      During 1997 the Company was issued two United States patents covering a gene encoding melastatin, a protein which appears to suppress metastasis in malignant melanomas.

      DISEASES OF THE CENTRAL NERVOUS SYSTEM

      In the field of central nervous system diseases, the Company is principally employing human genetics to identify the genes responsible for affective disorders and schizophrenia and has entered into a strategic alliance with AHP. In addition, the Company is using cDNA approaches to identify genes potentially implicated in the initiation and/or progression of generalized depression, epilepsy and neurodegeneration. See " -- Strategic Alliances -- Disease Program Alliances -- American Home Products Corporation."

      Bipolar affective disorder, also known as manic depression, affects at least 2 million people in the United States, while the related disorder, common depression, may affect up to 13 million persons. Siblings of individuals affected with bipolar affective disorder appear tenfold more likely to develop the disease than siblings in the general population, suggesting an underlying genetic basis. Schizophrenia is a debilitating disease of the central nervous system, characterized by severe cognitive impairment, which affects approximately 2.5 million persons in the United States.

      For its studies on the genetics of bipolar affective disorder, the MPharma division is collaborating with academic investigators who have access to appropriate populations. Genetic linkages have been identified in these populations, and positional cloning efforts are in progress to identify the disease genes which these linkages represent.

      In the area of schizophrenia and schizoaffective disorders, the MPharma division is collaborating with a consortium of academic clinicians who have access to populations of schizophrenia-prone families which have undergone extensive clinical characterization. Genotyping of individuals in these populations is in progress.

      FUNGAL INFECTIONS

      In the field of fungal infections, the MPharma division is engaged in the identification and validation of new targets for antifungal drugs and in high-throughput screening to identify potential lead compounds. MPharma is conducting these activities in a collaboration with Pfizer. See " -- Strategic Alliances -- Disease Program Alliances -- Pfizer."

      Approximately 2 million systemic fungal infections occur annually worldwide. The proportion of hospital-acquired infections in the United States due to fungi (as opposed to other pathogens) nearly doubled from 1980 to 1990, from 6% to over 10% of all such infections. The increasing incidence of systemic fungal infections is due in part to the growing number of patients whose immune systems are compromised due to HIV infection, chemotherapy treatments, increased use of immunosuppressive drugs or aging. Despite current approaches to treatment, the mortality rate in patients with systemic fungal infections is extremely high, ranging from 30% to 80%, depending on the disease.

      Only two major classes of antifungal drugs are in use today, both of which have significant inadequacies. One class of antifungal drugs, which includes Amphotericin-B, while generally effective against Candida, Aspergillus, and Cryptococcus, must be administered intravenously and has serious side effects in many patients. The other major class of antifungal drugs is the azoles. Azoles are well tolerated and available in orally active forms. However, they are ineffective against important pathogenic species such as Aspergillus. Moreover, strains of fungal infections that are resistant to the azoles have emerged, particularly in patients with AIDS.

      Using its expertise in fungal genetics and genomics and in lead-discovery technologies, the Company has identified significant numbers of genes that are essential for the growth of pathogenic fungi, prioritized these genes on the basis of their likely suitability as targets for novel antifungal drugs, configured screens to identify compounds active against the most promising antifungal drug targets and conducted several high-throughput screens of large chemical libraries. These activities have led to the discovery of several series of lead compounds that are the subject of ongoing research.

      During 1997 the Company was issued a United States patent relating to novel methods for discovering inhibitors of fungal pathogenicity (the disease-causing ability of fungi).

      BACTERIAL INFECTIONS

      In the field of bacterial infections, the MPharma division is engaged in the identification and validation of new targets for antibacterial drugs and in high- throughput screening to identify potential lead compounds. MPharma has entered into a collaboration with AHP in this field. See " -- Strategic Alliances -- Disease Program Alliances -- American Home Products Corporation."

      Infectious diseases are the third leading cause of death in the United States, and account for 25% of all physician visits. Antibiotics are the second most frequently prescribed class of drugs. Bacterial resistance to antibiotics is a serious problem. For example, drug-resistant pneumococci cause 15,000 cases of meningitis each year in the United States, 7,000 cases of sepsis/bacteremia, 150,000 cases of pneumonia and over 1 million cases of otitis media. Between 3 and 35% of pneumococcal illness is due to drug-resistant strains, depending on geographical location and season of the year. Mortality and hospital length of stay are at least doubled for resistant strains of bacterial organisms compared with strains responsive to treatment. Only one antibiotic, vancomycin, remains effective against hospital- acquired staphylococcal infections.

      The MPharma division is applying its expertise in bacterial genetics and genomics to identify significant numbers of genes that are essential for the growth of pathogenic bacteria, prioritize these genes on the basis of their likely suitability as targets for novel antibacterial drugs and pinpoint the molecular targets of compounds identified by other means as having antibacterial activity. These activities led to the acceptance by AHP during 1997 of three novel targets for antibacterial drug discovery identified by MPharma.

      HELICOBACTER PYLORI ("H. PYLORI")

      H. pylori is a bacterium that is generally considered to be the primary cause of gastric ulcer disease and chronic gastritis. H. pylori has been implicated in cancer of the stomach as well as other cancers. Approximately 5 million people in the Unites States suffer from peptic ulcers, and a further 2.5 million from gastritis. It has been estimated that 50% of the United States population is infected with H. pylori. Current antibiotic treatments for H. pylori suffer from sub-optimal success rates, the development of resistance and poor patient compliance.

      The MPharma division is using proprietary bacterial gene-discovery approaches to identify novel targets for antibiotic drugs designed to eradicate
H. pylori from infected individuals with enhanced efficacy and reduced side-effects compared with current therapies. MPharma has configured and conducted screens of novel drug targets and identified a number of potential lead compounds. The

MPharma division currently is seeking a pharmaceutical company partner to form an alliance to continue this program.

      OTHER PROGRAMS

      In addition to the foregoing disease research programs, the MPharma division is conducting additional research efforts in the fields of osteoporosis, non-respiratory inflammation and autoimmune diseases.

STRATEGIC ALLIANCES

     DISEASE PROGRAM ALLIANCES

      The Company has entered into a total of seven strategic alliances in connection with disease research programs being conducted by the MPharma division. In calendar year 1997, the Company recognized total revenues of approximately $46.3 million under these alliances. In each of these alliances, Millennium generally has agreed not to conduct certain research, independently or with any commercial third party, which is in the same field as that covered by the alliance agreement. The Company has retained commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from these funded research programs. See " -- Retained Commercialization Rights."

      Each of the agreements governing the strategic alliances for the MPharma division's disease research programs is subject to certain contingencies including, in certain instances, early termination rights. In the event that specified additional research, product development and associated regulatory milestones are achieved, the Company's strategic partners will be obligated to make milestone payments to the Company. Generally, each of these agreements also entitles the Company to royalties and/or a share of the profits on product sales, which are payable for the longer of the life of the applicable patent or a period of time specified in each agreement.

      HOFFMANN-LA ROCHE INC.

      In March 1994, the Company and Roche entered into a strategic alliance in the fields of obesity and type II diabetes. Under the terms of a related stock purchase agreement, F. Hoffmann-La Roche Ltd. (Basel, Switzerland), an affiliate of Roche, made a $6.0 million equity investment in the Company. Roche also agreed to fund a five-year program of obesity and type II diabetes research by the Company. Unless extended, this program is due to terminate in March 1999.

      The agreement provides Roche with exclusive worldwide royalty-bearing rights to develop and commercialize small molecule therapeutics for obesity and type II diabetes based on the Company's gene discoveries arising from the collaboration. Roche has an exclusive royalty-bearing right to develop and commercialize therapeutic proteins, antisense drugs, oligonucleotides and gene therapy for obesity and type II diabetes outside of North America. Within North America, Millennium has retained the right to develop and commercialize therapeutic proteins, antisense drugs, oligonucleotides and gene therapy for obesity and type II diabetes, subject to Roche's right to co-promote such products.

      The agreement with Roche is subject to termination by Roche at any time after the completion of the five-year research program in March 1999 on six months' notice, as well as upon three months' notice upon a sale of majority control of the Company, the sale of all or substantially all of Millennium's assets or the sale of all or substantially all of Millennium's assets to which the agreement with Roche relates.

      ELI LILLY AND COMPANY

      In October 1995, the Company and Lilly entered into a strategic alliance in the field of atherosclerosis (the "Atherosclerosis Agreement") and in March 1996, Millennium and Lilly entered into a strategic alliance in select areas within oncology (the "Oncology Agreement"). Under the terms of the Atherosclerosis Agreement, Lilly made an $8.0 million equity investment in the Company. Lilly also agreed to fund five-year programs of atherosclerosis and cancer research by the Company starting in, respectively, October 1995 and March 1996. Lilly may elect to extend the funding of the Company's research in either or both of these fields for a further three years. In September 1997, Lilly and Millennium expanded the scope of the atherosclerosis research program to include congestive heart failure.

      Each of the agreements provides Lilly with exclusive worldwide royalty-bearing rights to develop and commercialize small-molecule drugs and therapeutic proteins and co-exclusive rights to develop and commercialize gene therapy products for atherosclerosis, congestive heart failure or cancer based on the Company's gene discoveries in the alliance research programs. Millennium has retained exclusive rights to all diagnostic and antisense drug applications arising from the strategic alliance research programs. In addition, Millennium has granted Lilly a right of first negotiation with respect to research programs in the cardiovascular area falling outside of the field of atherosclerosis.

      Lilly has granted the Company non-exclusive rights to use select combinatorial chemistry libraries and high-throughput screening technologies controlled by Lilly to conduct a limited number of screens with the Company's drug targets to identify product candidates for medical indications other than specific medical indications designated by Lilly as being of strategic importance to Lilly. The Company has exclusive worldwide rights to develop and commercialize such product candidates. The Company will be obligated to pay Lilly royalties on the sale of products identified by the Company using Lilly's combinatorial chemistry libraries. The Company also has granted Lilly a non-exclusive right to use certain genomics technologies (see " -- Strategic Alliances -- Technology Alliances").

      Lilly originally had the right to terminate the Atherosclerosis Agreement at any time after October 1998, provided that if Millennium had met specified research objectives Lilly would be required to provide 90 days' notice and one additional year of research funding. In September 1997, on the basis of achievements in several key areas of the program during its first two years, Lilly waived this right and accelerated its commitment to fund the program for a full five years. Lilly has the right to terminate the Oncology Agreement at any time after April 1999, again provided that if Millennium has met specified research objectives Lilly would be required to provide 90 days' notice and one additional year of research funding. Lilly also has the right to terminate its research funding obligations under each agreement under various circumstances.

      ASTRA AB

      In December 1995, the Company and Astra entered into a strategic alliance in the field of inflammatory respiratory diseases. Astra has agreed to fund a five-year program of inflammatory respiratory diseases research by the Company. Astra also may elect to extend its funding of the Company's research in this field for an additional two years. Astra has the right to terminate the research program in early 1999 in the event that Millennium fails to achieve specified research objectives.

      The agreement provides Astra with exclusive worldwide royalty-bearing rights to develop and commercialize small-molecule drugs in the inflammatory respiratory diseases field based on the Company's gene discoveries arising from the collaboration. Millennium and Astra have agreed to explore opportunities to jointly develop and commercialize therapeutic proteins identified in the research program in the field of inflammatory respiratory diseases. In the absence of an agreement on joint development, Astra has exclusive worldwide rights for therapeutic proteins in the field of inflammatory respiratory diseases delivered by oral inhalation or nasal administration. Millennium and Astra also have agreed to explore opportunities to jointly develop and commercialize antisense drugs identified in the research program. In the absence of an agreement on joint development, Astra has exclusive worldwide rights in the field of inflammatory respiratory diseases for antisense drugs delivered by oral inhalation or nasal administration, as well as co-exclusive worldwide rights in such field for antisense drugs not delivered by oral inhalation or nasal administration. The Company also has granted Astra a non-exclusive right to use certain genomics technologies. Millennium has retained exclusive rights to all diagnostic and gene therapy applications arising from the strategic alliance research program.

      AMERICAN HOME PRODUCTS CORPORATION

      CENTRAL NERVOUS SYSTEM DISORDERS. In August 1996, the Company entered into a strategic alliance with American Home Products Corporation to discover and develop targets and assays to identify small molecule drugs and vaccines for treatment and prevention of disorders of the central nervous system. The strategic alliance with AHP consists of three major components: central nervous system ("CNS") disease drug-discovery research, informatics technology and support and technology exchange. See " -- Strategic Alliances -- Technology Alliances."

      The Company has initially focused the CNS drug discovery research program on psychiatric disorders including anxiety, depression and schizophrenia, with future programs envisioned in additional CNS disorders of high unmet medical need, such as Alzheimer's disease, certain forms of stroke, substance abuse and epilepsy. The Wyeth-Ayerst division of AHP will be responsible for the worldwide development and marketing of any small molecule drugs and vaccines arising from the collaboration for the prevention and treatment of CNS diseases and disorders. The Company generally retains rights relating to the worldwide development and marketing of antisense drugs and diagnostic products and services arising from the collaboration. Millennium has granted a right of first refusal to AHP with respect to further opportunities for the joint development of non-vaccine therapeutic proteins and gene therapy products in the CNS field identified in the research program.

      ANTIBACTERIALS. Through its acquisition of ChemGenics in February 1997, Millennium became engaged in a strategic alliance with AHP to discover novel drug leads for treating bacterial infections in humans. Under the terms of the alliance, AHP is funding and collaborating with Millennium on a five-year program of antibacterial research which is due to conclude in November 2001.

      During 1997, AHP accepted three antibacterial drug targets from Millennium for drug candidate screening. As a result, AHP made a milestone payment to Millennium for each drug target and a bonus payment for delivering three drug targets in the first year of the alliance.

      The alliance agreement provides AHP with exclusive worldwide royalty-bearing rights to develop and commercialize small-molecule drugs arising from the collaboration for human bacterial diseases other than H. pylori infections. Commencing one year after the end of the research term, Millennium will have certain rights to develop and commercialize Millennium or AHP products arising from the collaboration if AHP is not developing a product from the collaboration with the same activity profile.

      AHP has the right to terminate the agreement if certain research objectives have not been met by November 1999.

      PFIZER

      Through its acquisition of ChemGenics, Millennium also became engaged in a strategic alliance with Pfizer to discover novel drug leads for treating fungal infections in human. Under the terms of this alliance, Pfizer is funding and collaborating with Millennium on a four-year program of antifungal research which is due to conclude in December 1999. Effective October 1997, Pfizer agreed to expand the scope of the program for the remainder of its term.

      The agreement provides Pfizer the option for a period ending one year after the end of the research program to acquire exclusive royalty-bearing worldwide rights to develop and commercialize products to treat human fungal infections discovered as part of the collaboration. If the option is not exercised for a particular candidate product and Pfizer is not developing another product with a similar profile of activity arising from the collaboration, Millennium will be permitted to develop and commercialize that candidate itself or with third parties. If Millennium or a licensee of Millennium sells any such product, a royalty payment to Pfizer may be required.

     TECHNOLOGY ALLIANCES

      To realize value from its investment in technology development, and to access additional resources for such development, Millennium has agreed to transfer components of its technology platform to its partners as part of certain of its strategic alliances. These alliances are with companies operating primarily in the pharmaceutical and plant agriculture industries. The Company believes that its technology platform potentially is applicable to a significantly broader range of life-science-based industries, including the biotechnology, animal health, chemical and enzyme industries. Millennium is actively pursuing additional technology alliances in these industries as well as in the pharmaceutical industry.

      LILLY, ASTRA, AHP

      Millennium's alliances with Lilly, Astra and AHP in connection with, respectively, atherosclerosis, inflammatory respiratory diseases and central nervous system diseases each include a significant component of technology transfer. In each case, Millennium has granted rights to use, and has undertaken to transfer, certain genomics technologies to its partner, primarily technologies for high-throughput sequencing, informatics and transcriptional profiling. Millennium also made certain commitments to provide continuing support for technology it has transferred. Under certain circumstances, Millennium may receive royalties on certain products in whose discovery or development Millennium technologies have played a role. See " -- Disease Program Alliances."

      The Company has obtained certain rights to screen its own drug targets against small molecule compound libraries owned by AHP as part of a technology exchange program with AHP. The Company has also obtained certain rights to use high-throughput drug screening and combinatorial chemistry library technologies from Lilly. See " -- Disease Program Alliances -- Eli Lilly and Company."

      MONSANTO

      In October 1997, Millennium entered into a broad five-year collaborative agreement with Monsanto relating to the application of genomics technologies in Monsanto's life-science-based businesses. In connection with this agreement, Monsanto has established a wholly-owned subsidiary, Cereon Genomics LLC ("Cereon"), which is based in Cambridge, Massachusetts. Millennium granted Cereon and Monsanto an exclusive license to use Millennium's genomics technologies in plant agriculture and certain aspects of dairy agriculture and agreed to collaborate exclusively with Cereon and Monsanto in these fields. Millennium agreed not to compete or grant licenses to others in these fields for a period of ten years after the five-year term of the collaboration. The Company also granted a non-exclusive license to Monsanto to apply Millennium's genomics technologies outside of these fields.

      Monsanto agreed to pay Millennium $118 million in up-front, licensing and technology-transfer fees over the five-year term of the agreement, of which $38 million was paid in December 1997. The agreement also provides for further payments by Monsanto to Millennium of up to $100 million over five years for achieving mutually determined research objectives and for the payment of royalties to Millennium on the sale of certain products originating from research conducted by Cereon. Millennium was also granted non-exclusive rights outside the field of agriculture to use certain discoveries and technologies developed within Cereon and Monsanto.

      Monsanto has the right to terminate the agreement in the event that a company with sales exceeding $1 billion in plant agriculture and certain aspects of dairy agriculture acquires more than a specified percentage of the combined voting power of the outstanding securities of Millennium or acquires all or substantially all of Millennium's assets.

     FUNCTIONAL GENOMICS CONSORTIUM

      In April 1997, the Company joined a corporate consortium with BMS and Affymetrix to fund a five-year research program in functional genomics at the Whitehead Institute/Massachusetts Institute of Technology Center for Genome Research (the "Genome Center"). BMS is a major pharmaceutical company, and Affymetrix is a biotechnology company focused on high-density microarray technologies and their applications in genomics and genetics.

      Under the terms of the agreements, BMS, Affymetrix and Millennium have agreed to support a program of investigator-initiated research at the Genome Center to develop the next generation of genomics technologies. The consortium members have agreed to provide approximately $8 million per year for five years to the Genome Center. In addition, Affymetrix and Millennium have agreed to provide the

Genome Center with access to certain of their technologies. In return, the consortium members, including Millennium, will be entitled to certain license rights to developments funded by the consortium or resulting from the use of contributed technology.

     RETAINED COMMERCIALIZATION RIGHTS

      The Company has retained a broad range of rights to commercialize certain therapeutic and diagnostic applications of discoveries resulting from the disease- focused research programs which are funded by its strategic partners. These retained rights fall broadly into three categories - - small-molecule drugs, biotherapeutics and diagnostics.

      In each of its strategic alliances, Millennium has retained the co-exclusive right to use the molecular drug targets that result from the funded research programs to identify and develop small-molecule drugs to treat medical indications that fall outside of the field(s) covered by the alliance from which the target originated. The Company is using a number of these drug targets and retained rights as the basis for additional drug-discovery programs which it is conducting by itself and may conduct with additional partners.

      Millennium has also retained certain exclusive or co-exclusive rights to develop and market therapeutic proteins and antibodies, vaccines and gene therapy and antisense products stemming from discoveries made in the MPharma division's disease-focused drug-discovery alliances. These rights have been transferred to, and are being utilized by, the Company's MBio subsidiary.

      Millennium has retained rights to develop and market diagnostic products and services resulting from the research programs conducted by the MPharma division under the strategic alliances with Roche, Lilly, Astra, AHP and Pfizer. These rights are being transferred to the Company's MPMx subsidiary.

MILLENNIUM BIOTHERAPEUTICS, INC.

     OVERVIEW

      Millennium BioTherapeutics was organized in May 1997 to discover and develop novel lead product candidates for new biotherapeutics to treat major human diseases. As of March 1, 1998, MBio had approximately 60 full-time employees and was contracting with other units within the Company for the services of approximately 30 additional full-time equivalent employees. To secure funding for its program in therapeutic proteins and to provide for the further development and commercialization of discoveries made in this program, MBio has entered into a strategic alliance with Lilly. MBio has retained the right to develop and commercialize half of all the therapeutic products discovered in this alliance. MBio also has retained all rights to therapeutic antibodies, vaccines and gene therapy and antisense products as well as certain other protein product opportunities. MBio intends to pursue further strategic alliances as appropriate.

      Biotherapeutics constitute a significant and growing class of therapeutic products. Biotherapeutics are used to treat and prevent a variety of important conditions, such as diabetes, anemia, complications of chemotherapy, heart attacks, strokes and a broad range of infectious diseases. MBio believes that genomics-based approaches will significantly accelerate the discovery and development of novel biotherapeutic products for a wide range of diseases. MBio further believes that it can gain a competitive advantage in the discovery and development of such products through the application of Millennium's integrated platform of genomics and related technologies.

      The Company has generally agreed to assign to MBio all product development opportunities and technology rights (including opportunities and rights arising under the Company's collaboration agreements) in MBio's core area of interest (i.e. biotherapeutic proteins and antibodies, vaccines, and gene therapy and antisense products), and MBio has generally agreed to assign to the Company all product development opportunities and technology rights outside MBio's core area of interest. In addition, the Company has granted to MBio a royalty-free non-exclusive, non- sublicensable license to the Company's process technologies and a royalty-free, exclusive sublicensable license to certain product-related technology, in each case within MBio's core area of interest. Similarly, MBio has granted to the Company a royalty-free, non-exclusive, non-sublicensable license to MBio's process technologies and a royalty-free, exclusive, sublicensable license to certain product-related technology, in each case outside MBio's core area of interest.

      BIOTHERAPEUTICS

      Biotherapeutics fall into five main product classes: therapeutic proteins, therapeutic antibodies, gene therapy products, antisense products and vaccines.

      Most therapeutic proteins now available are produced from cloned genes. These proteins may represent biotechnology's biggest contribution to date to human healthcare. Examples of therapeutic protein products include: Humulin(R) (human insulin); Humatropin(R) (human growth hormone); Neupogen(R) (granulocyte colony-stimulating factor, G-CSF); Epogen(R) (erythropoietin); Intron-A(R) (interferon alpha); Betaseron(R) and Avonex(R) (interferon beta); Kogenate(R) (factor VIII); Activase(R) (tissue plasminogen activator, TPA); and Ceredase(R) (glucocerebrosidase).

      Therapeutic proteins are often divided into two main categories. The first category, which may be termed "replacement therapies," are proteins which supplement or replace proteins whose absence or deficiency is an underlying cause of the disease in question. Examples include glucocerebrosidase in Gaucher's disease and factor VIII in hemophilia. The second category, which may be termed "pharmacologic therapies," are proteins which stimulate natural processes within the body for therapeutic effect, but whose absence is not an underlying cause of the disease. Examples of pharmacologic therapies include G-CSF, which stimulates the regeneration of neutrophils following cancer chemotherapy, thereby protecting patients against infection, and TPA, which stimulates the breakdown of dangerous blood clots in heart-attack and stroke patients. MBio believes that genomics technologies will enable the identification of many new potential products in both of these categories.

      Therapeutic uses of antibodies are based on the unique ability of antibodies to recognize and bind potently to specific molecular shapes. In some cases, the antibody targets a protein or process in the body which will otherwise have adverse effects. For example, by blocking the aggregation of platelets, ReoProR inhibits potentially dangerous blood clotting after angioplasty. In other cases, the antibody binds specifically to the surface of unwanted cells, such as tumor cells, and initiates the destruction of these cells by the body's immune system. In an alternative but similar approach, a toxin or radioactive label is coupled with the antibody and used to destroy the unwanted cells. MBio believes that genomics technologies will enable the identification of a new generation of targets whose neutralization or recognition by antibodies could have a beneficial therapeutic effect.

      Gene therapy consists of the administration to a patient of a gene that encodes a protein having a therapeutic benefit. Gene therapy may have potential advantages in situations in which there is a need for prolonged administration of therapeutic proteins or for their delivery only to defined sites within the body. For example, a protein that is chronically deficient in a particular disease might be provided by relatively infrequent administration of the gene encoding that protein, rather than by frequent intravenous or subcutaneous administration of the purified protein. Alternatively, a disease might most appropriately be treated by localized administration of a specific protein to a particular organ system, which is difficult to achieve with injectable proteins but expected to be achievable by gene therapy. MBio believes that genomics technologies will be successful in enabling the identification of many genes that will be good candidates for use in gene therapy products.

      Antisense therapy can be viewed as the opposite of gene therapy. Instead of providing a gene that encodes a protein whose effect is beneficial, the goal of antisense therapy is to block the activity of a gene that encodes a protein whose effect is harmful. The gene's activity is blocked using a synthetic DNA- or RNA-like molecule which by virtue of its sequence is capable of binding to mRNA transcripts copied from the gene. This binding prevents translation of the mRNA, and thereby inhibits synthesis of the harmful protein. Genomics technologies have the capability to identify genes and transcripts whose activities it would be beneficial to block. Such genes and transcripts represent potential targets for antisense therapies.

      A vaccine is a preparation which sufficiently resembles a pathogen to provoke an immune response, but which does not cause disease. Vaccination primes the immune system to mount a vigorous response upon subsequent exposure to the pathogen in question, preventing development or progression of the disease that the pathogen causes. Historically, the main targets of vaccines have been infectious diseases. Accordingly, the target pathogens have been viruses and bacteria, such as poliovirus and the bacteria which cause diphtheria, pertussis and tetanus. More recently there has been a strong interest in developing both preventive and therapeutic cancer vaccines, for which the target "pathogens" are cancer cells. Whatever the nature of the pathogen, proteins that are present on its exterior surface and unique to the pathogen have the potential to provoke pathogen-specific immune responses. Such proteins therefore represent potential constituents of vaccines. MBio believes that genomics technologies will be useful in identifying such proteins.

      DISCOVERY PROGRAMS

      Discovery research efforts at MBio are currently focused on two major product categories - - therapeutic proteins and therapeutic antibodies. In the field of therapeutic proteins, MBio has entered into a strategic alliance with Lilly. See " -- Strategic Alliances -- Eli Lilly and Company." MBio is not currently engaged in efforts directed specifically to the discovery of gene therapy, antisense or vaccine products, although it anticipates initiating programs in these areas in the future.

      MBio's alliance with Lilly is directed toward the discovery of novel therapeutic proteins, in particular novel members of the families to which existing "pharmacologic therapy" proteins belong, such as hormones, cytokines and growth factors. The program utilizes approaches based on cDNA sequencing, expression cloning, transcriptional profiling and genomic sequencing for gene discovery. MBio's strategy for determining biological function is to move as rapidly as possible from gene discovery to in vivo evaluation of gene biology. Accordingly, MBio employs high-throughput biological validation approaches, such as informatics and expression profiling in diseased tissues, followed by medium-throughput approaches, such as in vivo over-expression of genes of interest in mice. As necessary, MBio applies lower- throughput approaches, such as generation of transgenic and/or knock-out mice and production of protein supplies for cell biology assays. MBio has discovered and is engaged in research on a number of therapeutic protein candidates.

      MBio also has identified and expects to continue to identify potential targets for therapeutic antibodies as part of its discovery effort for therapeutic proteins. The approaches being used by MBio in this area to identify drug targets include transcriptional profiling in diseased tissues. MBio is also developing high-throughput technologies for functional validation of potential therapeutic antibodies.

      STRATEGIC ALLIANCES

      ELI LILLY AND COMPANY. In May 1997, MBio and Lilly entered into a strategic alliance in the field of therapeutic proteins. Under the terms of this alliance, Lilly and MBio each provides half of the funding for a research program at MBio to discover therapeutic proteins, and each receives exclusive rights to half of the therapeutic proteins discovered. Therapeutic antibodies and certain other proteins are excluded from the alliance. In conjunction with the formation of this alliance, Lilly made an equity investment of $20 million in MBio, for which it received approximately 18% of MBio's capital stock. In the event that specified research, product development and associated regulatory milestones are achieved by Lilly in its development of proteins resulting from the alliance, Lilly will be obligated to make milestone payments to MBio. Lilly also will be obligated to pay royalties to MBio on the sale of certain therapeutic products that may result from the alliance.

      Candidate therapeutic proteins identified in the jointly-funded research program which meet certain specified criteria become available for selection by either Lilly or MBio for further development. Each company is entitled to select an equal number of the proteins from the pool of qualified candidates, with the companies taking alternating turns to select candidates for further development. Each company is under obligations of diligence to develop each protein it has selected. Any protein which is not diligently developed may be returned to the selection pool, or be transferred to the other partner. Each company has exclusive worldwide rights, sub- licensable under certain conditions, and royalty-bearing in the case of Lilly, to develop and commercialize therapeutic proteins it has selected. MBio and Lilly each has royalty-bearing worldwide rights to use proteins from the jointly funded program as drug targets to discover small-molecule drugs. MBio has transferred these rights to Millennium for use by the MPharma division.

      Lilly has the right to terminate the research program on each of its third and its fourth anniversary upon at least 120 days' written notice. Either party may terminate the agreement at any time upon 30 days' written notice if majority control of the other party is acquired by any pharmaceutical or other health care company.

MILLENNIUM PREDICTIVE MEDICINE, INC.

     OVERVIEW

      Millennium Predictive Medicine was organized in September 1997 to discover and develop novel products and services for pharmaceutical companies, diagnostic companies and healthcare providers seeking to optimize the prevention, diagnosis, treatment and management of diseases. As of March 1, 1998, MPMx had approximately 10 full-time employees. MPMx initially is focusing its efforts in two areas, pharmacogenomics and Diagnomics. MPMx intends to seek strategic alliances in each of these areas.

      Despite tremendous advances during the twentieth century, much medical care is still suboptimal. Many diseases are diagnosed using tests which provide only a snapshot of current symptoms, rather than a predictive assessment of underlying causes. In addition, many diseases are treated with drugs which, while safe and effective in some patients, may be ineffective and even dangerous in others. The Company believes that genomics and related technologies can make a fundamental contribution to the optimization of medical care by providing tests which report informatively on the underlying causes and likely outcomes of diseases and predict accurately the responses of individual patients to drugs. The Company further believes that MPMx can gain a competitive advantage in developing such tests and related services through the application of Millennium's integrated platform of genomics and related technologies.

      Diagnostic products and services generally have shorter product development and regulatory approval time than therapeutic products. Therefore, Millennium believes that products and services developed by MPMx may be among the first arising from the Company's genomics programs to generate sales revenues.

      PHARMACOGENOMICS

      Different people often respond in different ways to the same drug. A drug which is safe and effective in one patient may be toxic and ineffective in another. MPMx believes that such differences in response reflect genetic differences between the individuals concerned. Pharmacogenomic studies seek to establish correlations between specific genetic variations and specific responses to drugs. By establishing such correlations, pharmacogenomics may permit both new and existing drugs to be targeted to those patients in which they are most likely to be both effective and safe. MPMx therefore expects that the pharmacogenomics products and services it is developing will enable pharmaceutical companies to accelerate clinical trials, improve the success rate of such trials and realize significant extra value from existing drugs and failed clinical development candidates. MPMx further expects that these products and services will allow healthcare organizations to provide improved patient care at the same or lower cost.

      DIAGNOMICS

      Many current diagnostic tests are directed towards the symptoms, rather than the causes, of the diseases they are used to monitor. As a result, these tests generally provide information only about a patient's current condition. In contrast, Diagnomics are intended to be genomics-derived molecular diagnostics which assess the underlying causes of diseases rather than just their symptoms. In MPMx's view, Diagnomics will provide information with inherent prognostic, therapeutic and economic implications, enabling a shift in medical care towards planned and cost-effective treatment of the underlying causes of disease. The initial focus for MPMx's

Diagnomics program will be cancer, chemotherapy, cardiovascular and CNS disorders.

MILLENNIUM INFORMATION, INC.

      MInfo was incorporated in September 1997 to use the Company's integrated platform of genomics and related technologies to generate and integrate diverse biomedical data in order to provide high-value information products and services to the healthcare industry. MInfo is currently in the process of hiring its initial staff. For its first generation of products and services, MInfo expects to integrate genomics information with data linking transcriptional and protein profiles to small molecules. The Company believes that this integrated information will have significant commercial value in the pharmaceutical and other healthcare industries.

RESEARCH AND DEVELOPMENT

      The Company's total research and development expenses were $17,838,000, $34,803,000 and $74,828,000 for 1995, 1996 and 1997, respectively. Collaborative research and development revenues totalled $22,880,000, $31,764,000 and $89,933,000 in 1995, 1996 and 1997, respectively.

SIGNIFICANT CUSTOMERS

      Substantially all of the Company's revenues are derived from its strategic alliances. In 1997, revenues from the Company's strategic alliances with Monsanto, Lilly, AHP and Roche accounted for approximately 42%, 18%, 17% and 11%, respectively, of the Company's total revenues. The Company has three alliances with Lilly and two alliances with AHP. A loss of any of these strategic alliance partners could have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Strategic Alliances -- Disease Program Alliances" and " -- Technology Alliances" and " -- Factors That May Affect Results -- Reliance on Strategic Partners."

PATENTS AND PROPRIETARY RIGHTS

      As of March 1, 1998, Millennium and its subsidiaries had more than 200 pending U.S. and international patent applications and seven issued U.S. patents. The Company seeks United States and international patent protection for the drug leads, genes and proteins it discovers, as well as therapeutic and diagnostic products and processes, drug screening methodologies, transgenic animals and other inventions based on such drug leads or genes. The Company's commercial success will depend in part on obtaining such patent protection. The Company also intends to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used to discover and characterize drug leads, genes and proteins and which may be used to develop novel therapeutic and diagnostic products and processes.

      The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Millennium, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

      The Company has applied for patent protection for novel genes, partial gene sequences ("ESTs") of novel genes and novel uses for known genes identified through its research programs. There is substantial uncertainty regarding the patentability of ESTs or full-length genes absent biological data demonstrating functional relevance. Based on recent technological advances in gene sequencing technology, a number of groups other than the Company are attempting to rapidly identify ESTs and full-length genes, whose functions have not been characterized. Washington University, for example, is currently identifying ESTs through partial sequencing pursuant to funding provided by Merck & Co., Inc., and depositing the ESTs identified in a public database. The public availability of EST information prior to the time the Company applies for patent protection on a corresponding full-length gene could adversely affect the Company's ability to obtain patent protection with respect to such gene. The Company routinely conducts searches of publicly available databases to determine whether other parties have previously cloned ESTs corresponding to the various ESTs and full-length genes discovered by the Company. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the potential products and processes of the Company or its strategic partners may give rise to claims of patent infringement.

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

      There is substantial uncertainty concerning whether human clinical data will be required for issuance of patents for human therapeutics. If such data is required, the Company's ability to obtain patent protection could be delayed or otherwise adversely affected. Although the United States Patent and Trademark Office ("USPTO") issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, utility will be determined on a case-by-case basis. Moreover, there can be no assurance that the USPTO's position will not change with respect to what is required to establish utility for gene sequences and products and methods based on such sequences.

      The Company relies upon trade secret protection for its confidential and proprietary information. The Company believes that it has developed proprietary technology for use in gene discovery and characterization, including proprietary genetic marker sets, proprietary software (including proprietary software for the capture, storage and analysis of DNA and protein sequence data) and an integrated informatics system. The Company has not sought patent protection for these technologies. In addition, the Company has developed databases of proprietary gene sequences and biological information which are updated on an ongoing basis. The Company has taken security measures to protect its data and continues to explore ways to further enhance the security for its data. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. While the Company requires employees, academic collaborators and consultants to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

      The Company's academic collaborators have certain rights to publish data and information in which the Company has rights. While the Company believes that the limitations on publication of data developed by its collaborators pursuant to its collaboration agreements will be sufficient to permit the Company to apply for patent protection, there is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. There can be no assurance that such publication would not affect the Company's ability to obtain patent protection for some inventions in which it may have an interest.

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

GOVERNMENT REGULATION

      The Company is applying its technologies to the discovery and development of therapeutic and diagnostic products including: small-molecule drugs, biotherapeutic proteins and antibodies, vaccines, gene therapy and antisense products and genomic-based and proteomic-based diagnostic and pharmacogenomic products. The Company and these proposed products are subject to comprehensive regulations by the FDA in the United States and by comparable authorities in other countries. These regulatory authorities and other federal, state, and local entities will regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, clearance, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company's proposed products.

      FDA approval or clearance of the Company's proposed products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals or clearance from the FDA can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that approvals or clearances of the Company's proposed products, processes, or facilities will be granted on a timely basis, or at all. Any failure to obtain or delay in obtaining such approvals or clearances would adversely affect the ability of the Company to market its proposed products. Moreover, even if regulatory approval or clearance is granted, such approval or clearance may include significant limitations on indicated uses for which a product could be marketed and could be subject to withdrawal under certain circumstances.

      Any diagnostic testing products that the Company may develop will be regulated in the United States as medical devices. Prior to introduction into interstate commerce, medical devices must be found "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not required premarket approval. If a manufacturer cannot demonstrate substantial equivalence in its premarket notification submission, the manufacturer will be required to submit a premarket approval application or PMA, which generally requires preclinical and clinical trial data, to prove the safety and effectiveness of the device. Certain devices may be exempt from premarket notification, but other regulatory requirements will apply, including the Food, Drug and Cosmetic Act's general controls, for example, the Quality System Regulations. Permission to market may be suspended or withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

      The process required by the FDA before the Company's drug or biological products may be approved for marketing in the United States generally involves
(i) preclinical laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin, (iii) adequate and well- controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, (iv) submission to the FDA of a marketing application and (v) FDA review of the marketing application in order to determine, among other things, whether the product is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, or at all.

      An IND is a submission which the sponsor of a clinical trial of an investigational new drug or biological product (such as a vaccine) must make to the FDA, and which must become effective before clinical trials may commence. The IND submission must include, among other things, a description of the sponsor's investigational plan; protocols for each planned study; chemistry, manufacturing, and control information; pharmacology and toxicology information; and a summary of previous human experience with the investigational drug or biological product.

      A New Drug Application ("NDA") is an application to the FDA to market a new drug. A Biologics License Application ("BLA") is an application to the FDA to market a biological product. An NDA or BLA, depending on the submission, must contain, among other things, information on chemistry, manufacturing controls and potency and purity; nonclinical pharmacology and toxicology; human pharmacokinetics and bioavailability; and clinical data. The new drug or biologic may not be marketed in the United States until the FDA has approved the NDA or BLA, as the case may be. In addition, for both NDAs and BLAs, the application will not be approved until the FDA conducts a manufacturing inspection and approves the applicable manufacturing process for the drug or biologic.

      Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to cGMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

      Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety, the effectiveness criteria to be evaluated and a statistical plan to evaluate the study results. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the authority of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

      Clinical trials are typically conducted in three sequential phases, although the phases may overlap. During Phase I, when the drug or biologic is initially administered, often to healthy human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (ii) identify possible adverse effects and safety risks. When a new product is found to have an effect and to have an acceptable safety profile in Phase II evaluation , Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

      The results of the preclinical studies and clinical studies, the chemistry and manufacturing data, and the proposed labeling, among other things, are submitted to the FDA in the form of an NDA or BLA, approval of which must be obtained prior to commencement of commercial sales. The FDA may refuse to accept the NDA or BLA for filing and substantive review if certain administrative and content criteria are not satisfied, and even after accepting the NDA or BLA for review, the FDA may require additional testing or information before approval of the NDA or BLA. In any event, the FDA must deny an NDA or BLA if applicable regulatory requirements are not ultimately satisfied. Moreover, if regulatory approval of a product is granted, such approval may be made subject to various conditions, including post-marketing testing and surveillance to monitor the safety of the product, or may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

      In November 1997, Congress amended the Food and Drug Modernization Act of 1997 and eliminated certain previously required filings including Product License Applications (PLAs), which were previously required to market biologic products, and Establishment License Applications (ELAs), which were previously required to obtain biologic manufacturing establishment licenses. All biologic products are now subject only to the BLA process. The FDA is currently undertaking to further develop and define the regulations for BLAs. Although the FDA's intent in promulgating new regulations for biologics has been, in part, to lessen the burdens of the regulatory approval process, there can be no assurance that any new regulations, if applicable to the Company's proposed products, will have the intended effect of reducing review times.

      Both before and after approval or clearance is obtained, a product, its manufacturer, and the sponsor of the marketing application for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval or clearance process, or thereafter (including after approval or clearance) may result in various adverse consequences, including FDA delay in approving, clearing or refusal to approve or clear a product, withdrawal of an approved or cleared product from the market and/or the imposition of criminal penalties against the manufacturer and/or sponsor. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or sponsor, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval or clearance of the Company's products under development.

      Whether or not FDA approval has been obtained, approval of a therapeutic product by comparable government regulatory authorities in foreign countries must be obtained prior to marketing such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements. The Company does not currently have any facilities or personnel outside the United States.

      In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radio active compounds. Although the Company believes that its safety procedures for storing, handling, using an disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contaminations or injury form these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect of the Company.

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

      In addition, research in the field of genomics is highly competitive. Competitors of the Company in the genomics area include a number of public and private companies, including major pharmaceutical companies. Universities and other research institutions, including those receiving funding from the federally funded Human Genome Project, also compete with Millennium. A number of entities are attempting to rapidly identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function of such genes or gene fragments. In addition, certain other entities are pursuing a gene identification, characterization and product development strategy based on positional cloning. The Company's competitors may discover, characterize or develop important genes in advance of Millennium, which could have a material adverse effect on any related Millennium disease research program. The Company also faces competition from these and other entities in gaining access to DNA samples used in its research and development projects. The Company expects competition to intensify in genomics research as technical advances in the field are made and become more widely known.

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

EMPLOYEES

      As of March 1, 1998, the Company and its subsidiaries had approximately 520 full-time employees, of whom approximately 145 hold Ph.D. or M.D. degrees and approximately 120 hold other advanced degrees, approximately 390 are engaged in research and development activities and approximately 130 are engaged in business development, finance, operations support and administration. The Company and its subsidiaries currently plan to hire up to approximately 200 additional employees by the end of 1998.

FACTORS THAT MAY AFFECT RESULTS

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

      UNCERTAINTIES RELATING TO TECHNOLOGICAL APPROACHES; RISKS RELATED TO PRODUCT DEVELOPMENT. To date, the Company has not developed or commercialized any products or services based on its genomics and related technologies. The Company's lead programs and development focus have been primarily directed to complex polygenic and multifactorial diseases in the field of human healthcare. There is limited scientific understanding generally relating to the role of genes in these diseases and relatively few products and services based on gene discoveries have been developed and commercialized. There can be no assurance that the Company's technological approach to gene identification and target validation will consistently enable the Company to successfully identify and characterize genes that predispose individuals to diseases.

      Any therapeutic and diagnostic products and services based on the Company's gene discoveries which may in the future be developed by the Company or any of its current and future strategic partners will require significant research, development, testing and regulatory approvals prior to commercialization. The development of these products and services will be subject to the risks of failure inherent in the development of products and services based on new technologies. These risks include the possibilities that any products or services based on these technologies will be found to be ineffective, unreliable or unsafe, or otherwise fail to receive necessary regulatory approvals; that products or services, if safe and effective, will be difficult to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company or its strategic partners from marketing products or services; and that third parties will market superior or equivalent products or services.

      Accordingly, even if the Company is successful in identifying genes associated with specific diseases, there can be no assurance that its gene discoveries will lead to the development of therapeutic and diagnostic products and services capable of addressing these diseases. The failure to successfully commercialize products based on Company-discovered genes would have a material adverse effect on the Company's business, financial condition and operating results.

      HISTORY OF OPERATING LOSSES; ANTICIPATION OF FUTURE LOSSES; UNCERTAINTY OF ADDITIONAL FUNDING. To date, substantially all of the Company's revenues have resulted from payments from strategic partners. The Company has not yet generated any therapeutic or diagnostic products or services which have entered preclinical studies or generated any revenue from therapeutic or diagnostic product or service sales. The Company anticipates that it will be a number of years, if ever, before it will recognize revenue from therapeutic or diagnostic product or service sales or royalties.

      As of December 31, 1997, the Company had an accumulated deficit of approximately $99,366,000 (including a non-recurring charge of $83,800,000 for acquired in-process research and development related to the acquisition of ChemGenics). Even if the Company succeeds in developing a therapeutic or diagnostic product or service, the Company expects to incur losses for at least the next several years and that such losses are likely to increase as the Company expands its infrastructure and its research and development activities. To achieve profitability, the Company, alone or with others, must successfully develop therapeutic or diagnostic products or services, conduct clinical trials, obtain required regulatory approvals and successfully manufacture, market and sell such therapeutic or diagnostic products or services. The time required to reach commercial revenue and profitability is highly uncertain and there can be no assurance that the Company will be able to achieve any such revenue and profitability on a sustained basis, if at all.

      The Company's approach of applying a comprehensive platform of genomics and related technologies in the discovery of life-science based products and services has required that Millennium establish a substantial scientific infrastructure. The Company has consumed substantial amounts of cash to date and expects capital and operating expenditures to increase over the next several years as it expands its infrastructure and its research and development activities.

      The Company believes that existing cash and investment securities and anticipated cash flow from existing strategic alliances will be sufficient to support the Company's operations through at least 1999. The Company's actual future capital requirements, however, will depend on many factors, including progress of its development and discovery programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of the Company's strategic partners. Other factors that may affect the Company's future capital requirements include the level of the Company's activities relating to commercialization rights it has retained in its strategic alliance arrangements, competing technological and market developments, costs associated with acquiring rights to technologies developed outside the Company, costs associated with facility expansion, costs associated with collection of patient information and DNA samples, costs involved in enforcing patent claims and other intellectual property rights and the costs and timing of regulatory approvals.

      The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financings or additional strategic alliance and licensing arrangements. Such additional financing may not be available when needed, or may not be available on terms favorable to the Company or its stockholders. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to stockholders will result. To the extent that the Company raises additional funds through strategic alliance and licensing arrangements, the Company may be required to relinquish rights to certain of its technologies or product candidates, or to grant licenses on terms that are not favorable to the Company, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

      RELIANCE ON STRATEGIC PARTNERS. The Company's strategy for development and commercialization of therapeutic and diagnostic products and services based upon its gene discoveries depends upon the formation of various strategic alliances, such as the Company's strategic alliances with Roche, Lilly, Astra, AHP, Pfizer and Monsanto. There can be no assurance that the Company will be able to establish additional strategic alliance or licensing arrangements necessary to develop and commercialize products and services based upon the Company's discovery and development programs, that any such arrangements or licenses will be on terms favorable to the Company or that the current or any future strategic alliances or licensing arrangements ultimately will be successful.

      In certain of its strategic alliances, the Company is dependent on its strategic partners for the preclinical study, clinical development, regulatory approval, manufacturing, marketing and sale of therapeutic and diagnostic products and services based on the results of these collaborative programs. The agreements with these strategic partners allow them significant discretion in electing whether to pursue any of these activities. The Company cannot control the amount and timing of resources its strategic partners devote to the Company's discovery and development programs or to the potential products or services which may result from these programs. If any of the Company's strategic partners were to breach or terminate its agreement with the Company or otherwise fail to conduct its collaborative activities successfully in a timely manner, the Company's discovery and development programs, including the preclinical or clinical development or commercialization of products or services, would be delayed or terminated. Any such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company relies on its strategic partners for significant funding in support of the Company's discovery and development programs. See " -- Significant Customers." The Company could be required to devote additional internal resources to its product and service development, or scale back or terminate certain development programs or seek alternative collaborative partners, if funding from one or more of its collaborative programs were reduced or terminated.

      Disputes may arise in the future with respect to the ownership of rights to any technology developed with strategic partners. These and other possible disagreements between strategic partners and the Company could lead to delays in the collaborative research, development or commercialization of certain products and services, or could require or result in litigation or arbitration, which could be time-consuming and expensive, in which case it would have a material adverse effect on the Company's business, financial condition and results of operations.

      Recently there have been a significant number of consolidations among pharmaceutical companies. Any such consolidation involving a company with which the Company is collaborating could result in the diminution or termination of, or delays in, the development or commercialization of products or research programs under one or more of the Company's strategic alliances.

      In each of its strategic alliances, the Company generally agrees not to conduct certain research and development, independently or with any commercial third party, that is in the same field as the research and development conducted under the alliance agreement. Consequently, these arrangements may have the effect of limiting the areas of research and development the Company may pursue, either alone or with others. The Company's strategic partners, however, may develop, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the Company's collaborations with such partners. Competing products and services, either developed by a strategic partner or to which the strategic partner has rights, may result in the partner withdrawing financial and related support for the Company's product and service candidates, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      All of the Company's strategic alliance agreements are subject to termination under various circumstances. Each strategic partner has the right to terminate its agreement with the Company (while maintaining rights and licenses to certain Company discoveries) should the Company fail to meet certain performance criteria specified in the relevant strategic alliance agreement. Certain of the Company's strategic alliance agreements provide that, upon expiration of a specified period after commencement of the agreement, its strategic partner has the right to terminate the agreement on short notice without cause. Certain of the Company's strategic alliance agreements have initial terms that expire in the next 12 months, including its strategic alliance agreements with Astra (expiring in December 1998), Pfizer (expiring in December 1998), Roche (expiring in March 1999) and Lilly in the area of oncology (expiring in April 1999). There can be no assurance that the Company will be able to successfully negotiate a continuation of such agreements, if it seeks to do so. The termination or non-renewal of any strategic alliance could have a material adverse effect on the Company's business, financial condition and results of operations.

      RISKS ASSOCIATED WITH ESTABLISHMENT OF DIVISIONS AND SUBSIDIARIES. Millennium has adopted a strategy of establishing business divisions and subsidiaries in order to pursue multiple business opportunities and increase its capabilities and involvement in the later stages of drug discovery and development. In 1997, the Company organized MPharma, its pharmaceutical division, and three subsidiaries, MBio, MPMx and MInfo. The Company does not hold all of the equity in one of these subsidiaries and anticipates that there will be minority stockholders in other subsidiaries in the future.

      Millennium has sought to develop both informal and formal relationships between and among subsidiaries and divisions to provide each unit within the overall group with access to the assets and capabilities of the overall group that are relevant to the business of the particular unit. However, conflicts could arise in the future between or among Millennium and its divisions and subsidiaries with respect to, among other things, future business opportunities and the sharing of technologies, facilities, administrative services or other resources.

      Certain officers and directors of the Company, including Mark Levin, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Steven Holtzman, Chief Business Officer of the Company, currently serve as directors of each of the subsidiaries. Mr. Levin also serves as the President of MBio. The Company's present executive officers and managers may assume other positions within Millennium's current or future subsidiaries, causing them to be unavailable to serve the Company or to reduce the amount of time they devote to the affairs of the Company. Furthermore, members of the Board of Directors of Millennium and the officers of Millennium who are also affiliated with one or more of the subsidiaries will be required to consider not only the short-term and long-term impact of operating decisions on the Company, but also the impact of such decisions on the subsidiaries. In some cases, the impact of such decisions could be disadvantageous to the Company or to any or all of the subsidiaries. Conflicts which may arise among the Company and such divisions or subsidiaries could have a material adverse effect on the Company's business, financial condition or results of operations.

      EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH. The Company recently has significantly increased the scale of its operations to support the expansion of its disease research programs and its strategic alliances, including expansion due to the acquisition of ChemGenics in February 1997, the organization during 1997 of three new subsidiaries, MBio, MPMx and MInfo, and the initiation of a major strategic alliance with Monsanto in October 1997. This expansion has included the hiring of a significant number of additional personnel. As of March 1, 1998, the Company and its subsidiaries had approximately 520 full-time employees, an increase of 160 employees since March 1, 1997. The Company plans to hire up to approximately 200 new employees by the end of 1998. In addition to hiring new employees, the Company's growth has and will require the acquisition of significant amounts of additional equipment, including software and informatics resources, and the leasing of additional facilities.

      The Company's growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operational and financial systems. The Company's ability to manage such growth effectively will depend upon its ability to broaden its management team and to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems and to expand, train and manage its employee base. Inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and operating results.

      INTENSE SCIENTIFIC AND COMMERCIAL COMPETITION. The field of genomics is highly competitive. Competitors of the Company in the genomics area include, among others, public companies, private biotechnology and diagnostic companies and major pharmaceutical companies. Universities and other research institutions, including those receiving funding from the federally funded Human Genome Project, also compete with Millennium. A number of entities are attempting to rapidly identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function of such genes or gene fragments. In addition, certain other entities are pursing a gene identification, characterization and product development strategy based on positional cloning and other genomics technologies.

      Many of the organizations competing against the Company have greater capital resources, research and development staffs and facilities, and greater experience in drug discovery and development, obtaining regulatory approvals and product manufacturing and greater marketing capabilities than the Company. The Company's competitors may discover, characterize or develop therapeutic or diagnostic products or services for important genes in advance of Millennium or may make discoveries which render non-competitive or obsolete the products or services that the Company or its strategic alliance partners may seek to develop, any of which could have a material adverse effect on any related Millennium disease research program. The Company expects competition to intensify in genomics research as technical advances in the field are made and become more widely known.

      Generally, the Company's strategic alliance agreements do not restrict the strategic partner from pursuing competing development efforts. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by a strategic partner.

      PATENTS AND PROPRIETARY RIGHTS; THIRD PARTY RIGHTS. The Company's commercial success will depend in part on obtaining patent protection on gene discoveries and on products, methods and services based on such discoveries. As of March 1, 1998, Millennium and its subsidiaries had more than 200 pending United States and foreign patent applications and seven issued United States patents. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Millennium, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

      The Company has applied for patent protection for novel genes, partial gene sequences ("ESTs") of novel genes and novel uses for known genes identified through its research programs. There is substantial uncertainty regarding the patentability of ESTs or full-length genes absent biological data demonstrating functional relevance. Based on recent technological advances in gene sequencing technology, a number of groups other than the Company are attempting to rapidly identify ESTs and full-length genes, the functions of which have not been characterized. Washington University, for example, is currently identifying ESTs through partial sequencing pursuant to funding provided by Merck & Co., Inc., and depositing the ESTs identified in a public database. The public availability of EST information prior to the time the Company applies for patent protection on a corresponding full-length gene could adversely affect the Company's ability to obtain patent protection with respect to such gene. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the potential products and processes of the Company or its strategic partners may give rise to claims of patent infringement.

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

      There is substantial uncertainty concerning whether human clinical data will be required for issuance of patents for human therapeutics. If such data is required, the Company's ability to obtain patent protection could be delayed or otherwise adversely affected. Although the United States Patent and Trademark Office ("USPTO") issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, utility will be determined on a case-by-case basis. Moreover, there can be no assurance that the USPTO's position will not change with respect to what is required to establish utility for gene sequences and products and methods based on such sequences. Furthermore, the enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from its strategic partners is based on the existence of a valid patent.

      The Company relies upon trade secret protection for its confidential and proprietary information. The Company believes that it has developed proprietary technology for use in gene discovery and characterization, including proprietary genetic marker sets, proprietary software (including proprietary software for the capture, storage and analysis of DNA and protein sequence data) and an integrated informatics system. The Company has not sought patent protection for these technologies. In addition, the Company has developed databases of proprietary gene sequences and biological information which are updated on an ongoing basis. The Company has taken security measures to protect its data and continues to explore ways to further enhance the security for its data. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. While the Company requires employees, academic collaborators and consultants to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

      The Company's academic collaborators have certain rights to publish data and information in which the Company has rights. While the Company believes that the limitations on publication of data developed by its collaborators pursuant to its collaboration agreements will be sufficient to permit the Company to apply for patent protection, there is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. There can be no assurance that such publication would not affect the Company's ability to obtain patent protection for some inventions in which it may have an interest.

      The Company is party to various license agreements which give it rights to use certain technologies in its research and development processes. There can be no assurance that the Company will be able to continue to license such technology on commercially reasonable terms, if at all. Failure by the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations.

      UNCERTAINTY OF GOVERNMENT REGULATORY APPROVALS. The FDA and comparable agencies in foreign countries impose substantial requirements upon the manufacturing and marketing of human therapeutic, diagnostic and vaccine products and services such as those proposed to be developed by the Company or its strategic alliance partners. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. The Company and/or its strategic alliance partners may encounter significant delays or excessive costs in their efforts to secure necessary approvals or licenses.

      Because certain of the products likely to result from the Company's research and development programs involve the application of new technologies and may be based on a new therapeutic approach, such products may be subject to substantial additional review by various governmental regulatory authorities and, as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. For example, proposals to conduct clinical research involving gene therapy at institutions supported by the National Institutes of Health ("NIH") must be approved by the Recombinant DNA Advisory Committee ("RAC") and the NIH. In addition, the U.S. Government has recently established a working group to assess whether additional regulations in the area of genetic testing may be appropriate, which could result in further regulation.

      There can be no assurance that FDA or other approvals will be obtained in a timely manner, if at all. Any delay in obtaining, or the failure to obtain, such approvals could materially adversely affect the Company's ability to generate product or service or royalty revenues. Even if FDA or other approvals are obtained, the marketing and manufacturing of diagnostic and therapeutic products are subject to continuing FDA and other regulatory review. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Additional governmental regulations may be promulgated which could delay regulatory approval of the Company's or a strategic partner's potential products. The Company cannot predict the impact of adverse governmental regulations which might arise from future legislative or administrative action.

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

      UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING. The grant of regulatory approval for the commercial sale of any of the Company's potential products will depend in part on the Company and/or its strategic alliance partner successfully conducting extensive preclinical and clinical testing to demonstrate the product's safety and efficacy in humans. The Company has limited experience in conducting preclinical and clinical development activities. Neither the Company nor any strategic alliance partner has submitted an IND to the FDA for any product candidate under development by the Company.

      The results of preclinical studies by the Company and/or its strategic alliance partners may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. In addition, results attained in early human clinical trials relating to the products under development by the Company may not be indicative of results that will be obtained in later clinical trials. As results of particular preclinical studies and clinical trials are received, the Company and/or its strategic alliance partners may abandon projects which they might otherwise have believed to be promising.

      There can be no assurance that the Company will be permitted to undertake and complete human clinical trials of any of the Company's potential products, either in the U.S. or elsewhere. If such trials are permitted, there can be no assurance that the products under development will not have undesirable side effect or other characteristics that may prevent them from being approved or limit their commercial use if approved. Clinical testing is very expensive, and the Company and/or its strategic alliance partners will have to devote substantial resources for the payment of clinical trial expenses.

      In certain circumstances the Company may rely, in part, on its strategic alliance partners, academic institutions and on clinical research organizations to conduct and monitor certain clinical trials. There can be no assurance that such entities will conduct the clinical trials successfully. Furthermore, the Company will have less control over such trials than if the Company were the sole sponsor thereof. As a result, there can be no assurance that these trials will commence or be completed as planned. Failure to commence or complete any of its planned clinical trials could have a material adverse effect on the Company's business, financial condition or results of operations.

      ABSENCE OF SALES AND MARKETING EXPERIENCE; LIMITED MANUFACTURING CAPABILITY. Although Millennium plans to rely significantly on strategic alliance partners for the marketing and distribution of its products and services, the Company may market and sell certain of its products and services directly and may engage in certain other marketing activities in collaboration with its strategic alliance partners. The Company has no experience in sales, marketing or distribution. The Company does not expect to establish a direct sales capability until such time as it has one or more products or services in development which are approaching marketing approval.

      To the extent the Company enters into marketing or distribution arrangements with strategic alliance partners, any revenues the Company receives will depend upon the efforts of third parties. There can be no assurance that any third party would market the Company's products and services successfully or that any third-party collaboration would be on terms favorable to the Company. If any marketing partner did not market a product or service successfully, the Company's business would be materially adversely affected. If Millennium's plan to rely on strategic alliance partners for significant aspects of marketing and selling the Company's products were unsuccessful for any reason, Millennium would need to recruit and train a marketing and sales force which would entail the incurrence of significant additional costs.

      There can be no assurance that the Company would be able to attract and build a sufficient marketing staff or sales force, that the cost of establishing such a marketing staff or sales force would be justifiable in light of any product or service revenues or that the Company's direct sales and marketing efforts would be successful. In addition, if the Company succeeds in bringing one or more products or services to market, it may compete with other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts would enable it to compete successfully against such other companies.

      The Company lacks commercial-scale facilities to manufacture any products under development in accordance with current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. The Company expects to be dependent on third party manufacturers or collaborative partners for all of its clinical trials and commercial production of products. In the event that the Company were unable to obtain contract manufacturing, it may not be able to commercialize its products. Where third-party arrangements are established, the Company will depend upon such third parties to perform their obligations in a timely manner. There can be no assurance that third parties depended upon by the Company would perform and any failures by third parties could delay clinical trial development or the submission of products for regulatory approval, impair the Company's ability to commercialize its products as planned and deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company' business, financial condition or result or operation.

      If the Company determined to develop its own manufacturing capabilities, it would need to recruit qualified personnel and build or lease the requisite facilities and equipment because it has no experience in manufacturing on a commercial scale and no facilities or equipment therefor. There can be no assurance that Millennium would be able to successfully develop its own manufacturing capabilities in a cost-effective or timely manner. In addition, the manufacture of any products by the Company is subject to regulation by the FDA and comparable agencies in foreign countries. Delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of the Company's products and the Company's business, financial condition and results of operations.

      AVAILABILITY OF, AND COMPETITION FOR, FAMILY RESOURCES. The Company's gene identification strategy includes genetic studies of families and populations prone to particular diseases. These studies are based upon statistical analyses of disease inheritance patterns and require the collection of large numbers of DNA samples from affected individuals, their families and other suitable populations. The Company is dependent upon collaborations with a number of academic centers for the identification of donor populations and the collection and supply of the DNA samples used in its human disease gene research programs. The availability of DNA samples from large, family-based or other suitable populations is therefore critical to the Company's ability to discover the genes responsible for human diseases through human genetic approaches. The competition for these resources is intense and certain of the Company's competitors have obtained rights to significantly more family resources than the Company. There can be no assurance that the Company will be able to obtain access to DNA samples necessary to support its human gene discovery programs and any material lack of availability of such DNA samples would have an adverse effect on the Company's business.

      ATTRACTION AND RETENTION OF KEY EMPLOYEES AND CONSULTANTS. The Company is highly dependent on the principal members of its management and scientific staff, none of whom is bound by a long-term employment agreement with the Company. The loss of services of any of these personnel could impede significantly the achievement of the Company's development objectives and could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There is intense competition among pharmaceutical and health care companies, universities and nonprofit research institutions for experienced scientists, and there can be no assurance that the Company will be able to attract and retain personnel on acceptable terms.

      In addition, the Company relies on its scientific advisors to assist the Company in formulating its discovery and developing strategy. All of the scientific advisors are employed by employers other than the Company and have commitments to other entities that may limit their availability to the Company. Some of the Company's scientific advisors also consult for companies that may be competitors of the Company.

      DEPENDENCE ON RESEARCH COLLABORATORS AND SCIENTIFIC ADVISORS. The Company has relationships with collaborators at academic and other institutions who conduct research at the Company's request. Such collaborators are not employees of the Company. All of Millennium's consultants are employed by employers other than the Company and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. As a result, the Company has limited control over their activities and, except as otherwise required by its collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to the Company's activities. The Company's ability to discover genes involved in human disease and commercialize products based on those discoveries may depend in part on continued collaborations with researchers at academic and other institutions. There can be no assurance that the Company will be able to negotiate additional acceptable collaborations with collaborators at academic and other institutions or that its existing collaborations will be successful.

      The Company's research collaborators and scientific advisors sign agreements which provide for confidentiality of the Company's proprietary information and results of studies. There can be no assurance, however, that the Company will be able to maintain the confidentiality of its technology and other confidential information in connection with every collaboration, and any unauthorized dissemination of the Company's confidential information could have an adverse effect on the Company's business.

      UNCERTAINTY OF THERAPEUTIC AND DIAGNOSTIC PRICING, REIMBURSEMENT AND RELATED MATTERS. The Company's business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of therapeutic and diagnostic products and services. Cost control initiatives could decrease the price that the Company or any of its strategic partners receives for any therapeutic and diagnostic products or services in the future and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's strategic partners, the Company's ability to commercialize its products and to realize royalties may be adversely affected.

      The ability of the Company and any strategic partner to commercialize therapeutic and diagnostic products and services may depend in part on the extent to which reimbursement for the products and services will be available from government and health administration authorities, private health insurers and other third party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products and services. Third party payors, including Medicare, increasingly are challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products and services and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. There can be no assurance that any third party insurance coverage will be available to patients for any products and services discovered and developed by the Company or its strategic partners. If adequate coverage and reimbursement levels are not provided by government and other third party payors for the Company's products and services, the market acceptance of these products and services may be reduced, which may have a material adverse effect on the Company's business, financial condition and results of operations.

      PRODUCT LIABILITY EXPOSURE. Clinical trials, manufacturing, marketing and sale of any of the Company's or its strategic partners' potential therapeutic products may expose the Company to liability claims from the use of such therapeutic products. The Company currently does not carry product liability insurance. There can be no assurance that the Company or its strategic partners will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of therapeutic products developed by the Company or its strategic partners. A product liability claim or recall could have a material adverse effect on the business or financial condition of the Company. While under certain circumstances the Company is entitled to be indemnified against losses by its strategic partners, there can be no assurance that this indemnification would be available or adequate should any such claim arise.

      RISKS ASSOCIATED WITH ACQUISITIONS. As part of its business strategy, the Company may from time to time acquire assets and businesses principally relating to or complementary to its operations, including for the purpose of acquiring specific technology. Any acquisitions by the Company will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes, the difficulty and expense of assimilating the operations, acquired technology and personnel of the acquired businesses, the potential disruption of the Company's ongoing business and diversion of management time and attention, and the potential failure to achieve anticipated financial, operating and strategic benefits from such acquisitions.

      In order to finance any such acquisition, it may be necessary for the Company to raise additional funds through public or private financing. Such financing, if available at all, may be on terms which are not favorable in the Company, and, in the case of equity financings, may result in dilution to the Company's stockholders.

      There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions. If the Company is unsuccessful in doing so, its business, financial condition and results of operations could be materially and adversely affected.

ITEM 2. PROPERTIES

      The Company's facilities currently consist of an aggregate of approximately 242,000 square feet of office, research and laboratory space and an animal facility in several locations in Cambridge, Massachusetts, pursuant to leases that expire from 1999 through 2003.

      In addition, the Company has a commitment to lease approximately 175,000 square feet of laboratory and office space to be located in Cambridge, Massachusetts. This facility is under construction. The Company plans to commence occupancy in the first half of 1999. The lease is for a 15 year term beginning upon occupancy.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth the names, ages and positions of the executive officers of the Company.

NAME                        AGE                         POSITION
----                        ---                         --------

Mark J. Levin               47            Chairman of the Board, Chief Executive
                                          Officer and Director

Steven H. Holtzman          44            Chief Business Officer

Frank D. Lee, Ph.D.         46            Chief Research Technology Officer

Michael Pavia, Ph.D.        42            Chief Technology Development Officer

----------

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

      Frank D. Lee, Ph.D. joined the Company in July 1994 as Vice President, Research, became Chief Scientific Officer in January 1996 and became Chief Research Technology Officer in November 1997. From 1989 to 1994, Dr. Lee served as Director of Molecular Biology at DNAX Research Institute of Molecular and Cellular Biology, Inc., a subsidiary of Schering-Plough Corporation, a pharmaceutical company ("DNAX"), and from 1981 to 1989 he served as a Senior Staff Scientist at DNAX. Dr. Lee received his Ph.D. from Stanford University and did his postdoctoral research at Stanford University School of Medicine in the Department of Pharmacology and was a Senior Fellow of the American Cancer Society. Dr. Lee also did postdoctoral research at the Massachusetts Institute of Technology's Center for Cancer Research as a fellow of the Helen Hay Whitney Foundation.

      Michael Pavia, Ph.D. has served as Chief Technology Development Officer of the Company since September 1997. From 1993 to 1997, he was employed by Sphinx Pharmaceuticals, a division of Eli Lilly & Company, where he was most recently Vice President-Cambridge Research. From 1992 to 1993, Dr. Pavia was Vice President of Chemistry at Genesis Pharmaceuticals, Inc., a drug development company. Dr. Pavia also worked in senior scientific positions in the Department of Chemistry at the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Co., a pharmaceutical company. He holds a B.S. in Chemistry from Lehigh University and a Ph.D. in Organic Chemistry from the University of Pennsylvania.

                                    PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

      (a) MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Common Stock of Millennium has been traded on the Nasdaq National Market under the symbol MLNM since May 6, 1996. Prior to May 6, 1996, the Company's Common Stock was not publicly traded. On March 13, 1998, the closing price for the sale of a share of the Company's Common Stock on the Nasdaq Stock Market was $19.75. The following table sets forth for the periods indicated the high and low closing prices per share of the Common Stock as reported by the Nasdaq National Market.

                                                          1996
                                                          ----
                                                 HIGH               LOW
                                                 ----               ---

Second Quarter .............................    $24.00             $15.50
          (May 6 through June 30, 1996)

Third Quarter ..............................    $19.12             $11.50

Fourth Quarter .............................    $21.75             $16.12

                                                          1997
                                                          ----

                                                 HIGH               LOW
                                                 ----               ---
First Quarter ..............................    $21.50             $13.625

Second Quarter .............................    $17.50             $13.00

Third Quarter ..............................    $21.125            $12.50

Fourth Quarter .............................    $21.25             $16.75

      On March 13, 1998, the Company had approximately 402 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to reinvest earnings, if any, to support the development of its business and does not expect to pay cash dividends for the foreseeable future.

      (b)   USE OF PROCEEDS

      The following information is provided pursuant to Rule 463 under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the Company's first registration statement filed pursuant to the Securities Act:

      On May 6, 1996, the Securities and Exchange Commission declared effective a registration statement of Form S-1 (333-2490) (the "Registration Statement") registering 4,500,000 shares (the "Shares") of the Company's Common Stock, $.001 par value per share ("Common Stock"). An offering of such shares (the "Offering") commenced on the same date. The managing underwriters for the Offering were Goldman, Sachs &

Co. and Robertson Stephens & Company. The Offering terminated after the sale of all of the Shares. All of the Shares were sold on behalf of the Company and the aggregate offering price of the Shares was $54.0 million.

      The following is a reasonable estimate of the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for each of the following:

      Underwriting discounts and commissions:                      $ 4,347,000
      Finders fees:                                                          0
      Expenses paid to or for Underwriters:                                  0
      Other expenses:                                                  650,000
                                                                   -----------
            Total expenses:                                        $ 4,997,000
                                                                   ===========
            Net offering proceeds to the Company after
                  deducting total expenses:                        $57,103,000

      None of the foregoing expenses were direct or indirect payments to directors, officers, general partners of the Company or their associates; persons owning 10 percent (10%) or more of any class of equity securities of the Company; or affiliates of the Company.

      The Company has not segregated cash proceeds of the Offering from other funds of the Company. For the purpose of making the estimates set forth in this section, the Company has assumed that all of the cash proceeds of the Offering were used to support ongoing operations, exclusive of research funding received through its strategic alliances. The estimated use of proceeds for working capital includes operating expenses for research and development and for general and administrative activities. Set forth below is a reasonable estimate of the amount of net offering proceeds to the Company used for each of the following:

      Construction of plant, building and facilities:              $         0
      Purchase and installation of machinery and equipment:          3,132,000
      Purchases of real estate:                                              0
      Acquisition of other businesses:                               4,500,000
      Repayment of indebtedness:                                     6,147,000
      Working capital:                                              43,324,000
      Temporary investments:                                                 0

      There are no other purposes for which at least the lessor of five percent (5%) of the issuer's total offering proceeds or $100,000 has been used. Moreover, none of such uses of the net offering proceeds were direct or indirect payments to directors, officers, general partners of the Company or their associates; persons owning 10 percent (10%) or more of any class of equity securities of the issuer; or affiliates of the

Company. Such payments did not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement.

ITEM 6.     SELECTED FINANCIAL DATA

      Incorporated by reference from the Company's 1997 Annual Report to Shareholders under the heading "Selected Financial Data", which appears in
Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      Incorporated by reference from the Company's 1997 Annual Report to Stockholders under the heading "Management's Discussions and Analysis of Financial Condition and Results of Operations", which appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below and are incorporated by reference from the Company's 1997 Annual Report to Stockholders under the heading "Financial Statements and Notes Thereto", which appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      During the Company's two most recent fiscal years there have been no disagreements with the Company's independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on June 2, 1998 (the "Proxy Statement").

      The required information concerning Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Compensation for Directors," "Executive Compensation," "Report of the Compensation Committee" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in this Proxy Statement.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

      (a) The following documents are included as part of this Annual Report on Form 10-K or are incorporated by reference from the Company's 1997 Annual Report to Stockholders.

            1. The following financial statements (and related notes) of the Company are incorporated by reference from the 1997 Annual Report to Stockholders.

                  Report of Independent Auditors on Financial
                  Statements                                                35*

                  Consolidated Balance Sheets at December 31, 1997
                  and 1996                                                  36*

                  Consolidated Statements of Operations for the years
                  ended December 31, 1997, 1996, and 1995                   37*

                  Consolidated Statements of Cash Flows for the years
                  ended December 31, 1997, 1996, and 1995                   38*

                  Statements of Stockholders' Equity for the years
                  ended December 31, 1997, 1996 and 1995                    39*

                  Notes to Financial Statements                             41*

                  *Refers to page number of 1997 Annual Report to Stockholders

            2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

            3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

      (b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

            1. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 1997.

                            -----------------------

      The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: Millennium, Millennium Pharmaceuticals, Millennium Predictive Medicine, Millennium Information, Millennium BioTherapeutics, MBio, MPMx, MInfo, Diagnomics, RADE and Sequence Explorer. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILLENNIUM PHARMACEUTICALS, INC.


                                    By:   /S/ MARK J. LEVIN
                                          ------------------------------------
                                          Mark J. Levin
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE                        TITLE                            DATE
---------                        -----                            ----

/S/ MARK J. LEVIN                Chief Executive Officer and      March 25, 1998
----------------------------     Director (Principal Executive
Mark J. Levin                    Officer)


/S/ STEVEN H. HOLTZMAN           Chief Business Officer           March 25, 1998
----------------------------
Steven H. Holtzman


/S/ JANET C. BUSH                Vice President of Finance        March 25, 1998
----------------------------     (Principal Financial and
Janet C. Bush                    Accounting Officer)



/S/ JOSHUA BOGER                 Director                         March 25, 1998
----------------------------
Joshua Boger, Ph.D.


/S/ EUGENE CORDES                Director                         March 25, 1998
----------------------------
Eugene Cordes, Ph.D.


/S/ A. GRANT HEIDRICH            Director                         March 25, 1998
----------------------------
A. Grant Heidrich, III


/S/ WILLIAM W. HELMAN            Director                         March 25, 1998
----------------------------
William W. Helman

/S/ Raju Kucherlapati            Director                         March 25, 1998
----------------------------
RAJU KUCHERLAPATI


/S/ ERIC S. LANDER               Director                         March 25, 1998
----------------------------
Eric S. Lander, Ph.D.

                                 Exhibit Index

      The following exhibits are filed as part of this Annual Report on Form
10-K.

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

    (2)3.1   Amended and Restated Certificate of Incorporation of the Company

    (2)3.2   Amended and Restated Bylaws of the Company

    (1)4.1 Specimen Certificate for shares of Common Stock, $.001 par value, of the Company

(8)(1)10.1   1996 Director Option Plan

   (1)10.2 Third Amended and Restated Investors' Rights Agreement, as amended, dated February 1, 1996 by and among the Company and the persons named on the signature pages thereto.

   (1)10.3 Agreement dated as of August 10, 1995 by and between the Company and Joshua Boger.

   (1)10.4 Agreement dated as of August 10, 1995 by and between the Company and Eugene Cordes.

   (1)10.5 Agreement dated as of April 21, 1993, by and between the Company and Raju Kucherlapati.

   (1)10.6 Letter Agreement dated November 30, 1994 by and between the Company and Mark J. Levin.

   (1)10.7 Letter Agreement dated April 14, 1994 by and between the Company and Steven H. Holtzman.

   (1)10.8 Promissory Note dated March 15, 1996 made in favor of the Company by Steven H. Holtzman.

   (1)10.9 Master Lease Agreement dated March 22, 1993 by and between the Company and Comdisco, Inc.

  (1)10.10 Loan and Security Agreement dated October 28, 1994 by and between the Company and MMC/GATX Partnership No. 1

  (1)10.11 Master Equipment Lease Agreement dated July 14, 1995 by and between the Company and Lighthouse Capital Partners, L.P.

  (1)10.12 Loan Agreement dated February 15, 1996 by and between the Company and Lighthouse Capital Partners, L.P.

  (4)10.13 Form of Master Equipment Lease Financing Agreement, as amended, dated September 19, 1996 by and between the Company and GE Capital Corporation.

  (7)10.14 Amendment to Master Equipment Lease Agreement dated June 16, 1997 by and between the Company and GE Capital Corporation.

  (1)10.15 Lease Agreement dated August 25, 1993, as amended, by and between the Company and the Massachusetts Institute of Technology.

  (4)10.16 Lease Agreement dated October 26, 1996 by and between the Company and Fort Washington Limited Partnership

  (5)10.17 Lease Agreement between the Company and Old Cambridge Realty Trust, Inc.

  (5)10.18 Form of Sub-Lease Agreement, dated June 28, 1996, by and between the Company (as successor to ChemGenics) and PerSeptive Biosystems, Inc.

  (6)10.19 Lease dated March 28, 1997 by and between the Company and Old Cambridge Property LLC

  (6)10.20 Subordination Non-Disturbance and Attornment Agreement dated March 28, 1997 by and among LaSalle National Bank, as Trustee for Asset Securitization Corporation Commercial Mortgage Pass-Through Certificates, Series D-4, Old Cambridge Property LLC and the Company.

  (7)10.21 Lease dated May 15, 1997 by and between the Company and Massachusetts Institute of Technology.

     10.22 Lease dated November 17, 1997 by and between the Company and FC 45/75 Sidney, Inc.

 +(1)10.23   Sponsored Research Agreement dated March 25, 1994 by and between the Company and F. Hoffman-La Roche Ltd.

 +(1)10.24   Research and License Agreement dated October 3, 1995 by and between the Company and Eli Lilly and Company.

 +(1)10.25   Research and License Agreement dated December 9, 1995 by and between the Company and Astra AB.

 +(1)10.26   Research and License Agreement dated April 8, 1996 by and between the Company and Eli Lilly and Company.

 +(3)10.27   CNS Research, Collaboration and License Agreement effective as of
             August 1, 1996 by and between American Home Products Corporation and the Company.

 +(3)10.28   Bioinformatics Access and License Agreement effective as of August
             1, 1996 by and between American Home Products Corporation and the
             Company.

 +(3)10.29   Transcription Profiling Technology Access and License Agreement
             effective as of August 1, 1996 by and between American Home
             Products Corporation and the Company.

 +(5)10.30   Collaborative Research Agreement, dated as of January 1, 1995, by and between the Company (as successor to ChemGenics) and Pfizer, Inc.

 +(5)10.31   License Option, License and Royalty Agreement, dated as of January
             1, 1995, by and between the Company (as successor to ChemGenics) and Pfizer, Inc.

 +(5)10.32   Collaborative Research and License Agreement, dated as of November
             1, 1996, by and between the Company (as successor to ChemGenics) and American Home Products Corporation, represented by its Wyeth-Ayerst Laboratories division.

 +(5)10.33   License Agreement, dated as of June 28, 1996, by and between the
             Company (as successor to ChemGenics) and PerSeptive Biosystems,
             Inc.

  (5)10.34 Master Agreement, dated as of May 7, 1996, by and between the Company (as successor to ChemGenics) and PerSeptive Biosystems, Inc.

  (5)10.35 Amendment, dated November 22, 1996, to the Master Agreement dated May 7, 1996 between the Company (as successor to ChemGenics) and PerSeptive Biosystems, Inc.

  (5)10.36 Omnibus Amendment Agreement dated December 18, 1996 between the Company (as successor to ChemGenics) and PerSeptive Biosystems, Inc.

  (5)10.37 Consulting and Interim Services Agreement dated as of June 28, 1996, by and between the Company (as successor to ChemGenics) and PerSeptive Biosystems, Inc.

  (5)10.38 Confidentiality and Non-Competition Agreement dated as of June 28, 1996, by and between the Company (as successor to ChemGenics) and PerSeptive Biosystems, Inc.

  (5)10.39 Amendment, Consent and Waiver dated January 18, 1997 by and among the Company, ChemGenics and American Home Products Corporation acting through its Wyeth-Ayerst Division ("Wyeth-Ayerst").

  (5)10.40 Letter Agreement dated January 18, 1997 by and among the Company, ChemGenics and Pfizer, Inc.

  (5)10.41 Letter Agreement dated January 18, 1997 by and among the Company, ChemGenics and PerSeptive Biosystems, Inc.

  (5)10.42 Amendment to Collaborative Research and License Agreement dated March 20, 1997 by and among the Company, ChemGenics and Wyeth-Ayerst.

 +(7)10.43   Sponsored Research Agreement by and among Whitehead Institute for
             Biomedical Research, Affymetrix, Inc., Bristol-Myers Squibb Company and the Company dated April 28, 1997.

 +(7)10.44   Consortium Member Agreement by and among Affymetrix, Inc., Bristol-
             Myers Squibb Company and the Company dated April 28, 1997.

 +(7)10.45   Collaboration Agreement by and among the Company, Millennium
             BioTherapeutics, Inc. ("MBIO") and Eli Lilly and Company dated as of May 28, 1997.

 +(7)10.46   Technology Transfer and License Agreement by and between the
             Company and MBIO dated as of May 28, 1997.

 +(7)10.47   Rights Exchange Agreement by and between the Company and MBIO dated as of May 28, 1997.

 +(9)10.48   Agreement dated October 27, 1997 by and among the Company, Monsanto
             Company and Cereon Genomics Inc. (formerly Monsanto Agricultural
             Genomics II LLC).

(10)10.49 Agreement and Plan of Merger dated January 20, 1997 by and among the Company, CPI Acquisition Corp. and ChemGenics Pharmaceuticals, Inc.

    13 1997 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).

    21       Subsidiaries of the Company.

    23.1     Consent of Ernst & Young LLP, Independent Auditors.

    27.1     Financial Data Schedule for year ended December 31, 1997.

    27.2     Restated Financial Data Schedule for year ended December 31, 1996.

--------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-2490).

(2) Incorporated herein by reference to the Company's 10-Q for the quarter ending March 31, 1996.

(3) Incorporated herein by reference to the Company's 10-Q for the quarter ending June 30, 1996.

(4) Incorporated herein by reference to the Company's 10-Q for the quarter ending September 30, 1996.

(5) Incorporated herein by reference to the Company's 10-K for the fiscal year ending December 31, 1996.

(6) Incorporated herein by reference to the Company's 10-Q for the quarter ending March 31, 1997.

(7) Incorporated herein by reference to the Company's 10-Q for the quarter ending June 30, 1997.

(8) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(9) Incorporated hereby by reference to the Company's Amendment No. 1 to Current Report on Form 8-K, filed with the SEC on January 30, 1998.

(10) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 20, 1997.

+     Confidential treatment requested as to certain portions.