Form 10-K/A
period 1997-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 1998-04-03
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

      (b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

            1. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 1998.

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

 (11)10.22 Lease dated November 17, 1997 by and between the Company and FC 45/75 Sidney, Inc.

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

(10)10.49 Agreement and Plan of Merger dated January 20, 1997 by and among the Company, CPI Acquisition Corp. and ChemGenics Pharmaceuticals, Inc.

(11)13 1997 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).

(11)21       Subsidiaries of the Company.

    23.1     Consent of Ernst & Young LLP, Independent Auditors.

(11)27.1     Financial Data Schedule for year ended December 31, 1997.

(11)27.2     Restated Financial Data Schedule for year ended December 31, 1996.

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

(11)  Previously filed.

+     Confidential treatment requested as to certain portions.