Form 10-Q
period 1998-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 1998-05-12
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                      238 MAIN STREET, CAMBRIDGE, MA 02142
          (Address of principal executive offices, including zip code)


                                  617-679-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.001 par value per share, outstanding as of May 6, 1998 was 29,501,671.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS
                                -----------------



                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)
        Condensed Consolidated Balance Sheets                                3
           March 31, 1998 and December 31, 1997

        Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the three months
           ended March 31, 1998 and 1997                                     4

        Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1998 and 1997                5

        Notes to Condensed Consolidated Financial Statements                 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  7

PART II - OTHER INFORMATION                                                  9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     9

SIGNATURES                                                                  10
EXHIBIT INDEX                                                               11

                        Millennium Pharmaceuticals, Inc.
                      Condensed Consolidated Balance Sheets


                                                               MARCH 31,      DECEMBER 31,
(in thousands, except par value and shares)                      1998            1997
                                                               ---------      -----------
                                                              (Unaudited)       (Note)
ASSETS
Current assets:
Cash and cash equivalents                                      $  50,295       $ 69,236
Marketable securities                                             35,965         27,321
Due from strategic partners                                        4,146            778
Prepaid expenses and other current assets                          4,988          4,595
                                                               ------------------------
Total current assets                                              95,394        101,930
Property and equipment, net                                       31,488         29,030
Restricted cash and other assets                                   7,536          5,140
Intangible assets, net                                             7,737          8,413
                                                               ------------------------

Total assets                                                   $ 142,155       $144,513
                                                               ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                               $   6,073       $  3,165
Accrued expenses                                                   3,966          4,294
Deferred revenue                                                   3,171          3,053
Current portion of capital lease obligations                       6,899          5,847
                                                               ------------------------
Total current liabilities                                         20,109         16,359
Capital lease obligations, net of current portion                 19,175         19,809
Minority interest                                                 13,845         16,590
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000,000
shares authorized; none issued                                        --             --
Common Stock, $0.001 par value: 100,000,000
shares authorized; 29,477,685 shares in 1998 and
29,169,398 shares in 1997 issued and outstanding                      29             29
Additional paid-in capital                                       194,749        193,254
Deferred compensation                                             (1,771)        (1,992)
Notes receivable from officers                                      (147)          (166)
Unrealized loss on marketable securities                             (42)            (4)
Accumulated deficit                                             (103,792)       (99,366)
                                                               ------------------------
Total stockholders' equity                                        89,026         91,755
                                                               ------------------------

Total liabilities and stockholders' equity                     $ 142,155       $144,513
                                                               ========================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                  (Unaudited)


THREE MONTHS ENDED MARCH 31,                            1998              1997
(in thousands, except per share and share data)
-----------------------------------------------------------------------------------

Revenue under strategic alliances                    $    21,043       $    10,956

Costs and expenses:
   Research and development                               22,429            11,600
   General and administrative                              5,911             3,350
   Acquired in-process research and development               --            83,800
   Amortization of intangible assets                         675               370
                                                     -----------------------------
                                                          29,015            99,120
                                                     -----------------------------
Loss from operations                                      (7,972)          (88,164)

Interest income                                            1,447             1,078
Interest expense                                            (645)             (333)
Minority interest                                          2,744                --
                                                     -----------------------------

Net loss                                             $    (4,426)      $   (87,419)

Unrealized loss on marketable securities                     (38)              (88)
                                                     -----------------------------
Comprehensive loss                                   $    (4,464)      $   (87,507)
                                                     =============================

Basic and diluted net loss per share                 $     (0.15)      $     (3.29)

Shares used in computing basic and diluted
   net loss per share                                 29,262,189        26,605,287
                                                     =============================



See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


THREE MONTHS ENDED MARCH 31,                                  1998          1997
(in thousands)
-----------------------------------------------------------------------------------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             $ (6,748)      $  1,616

INVESTING ACTIVITIES
Purchase of property and equipment                            (3,512)        (4,536)
Sale of marketable securities                                 15,395         19,367
Purchase of marketable securities                            (24,039)       (19,518)
                                                            -----------------------
Net cash used in investing activities                        (12,156)        (4,687)

FINANCING ACTIVITIES
Acquisition of ChemGenics, net of cash acquired                   --          7,087
Proceeds from sale of Common Stock                             1,498             51
Repurchase of Common Stock                                        (3)            (1)
Payments on long-term debt                                        --           (400)
Payments on capital lease obligations                         (1,532)          (696)
                                                            -----------------------
Net cash (used in) provided by financing activities              (37)         6,041
                                                            -----------------------

(Decrease) increase in cash and cash equivalents             (18,941)         2,970
Cash and cash equivalents at beginning of period              69,236         10,088
                                                            -----------------------

Cash and cash equivalents at end of period                  $ 50,295       $ 13,058
                                                            =======================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                     $  1,949             --
                                                            =======================
Issuance of common stock for acquisition of ChemGenics            --       $102,849
                                                            =======================




See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (unaudited)

          1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on 10-K for the fiscal year ended December 31, 1997 which was filed with the Securities Exchange Commission on March 26, 1998.

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors are set forth under the caption "Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which "Factors That May Affect Results" discussion is expressly incorporated by reference herein.

OVERVIEW

         Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company"), was incorporated in January 1993 and is applying a comprehensive platform of genomics and related technologies to pursue multiple opportunities in the discovery and development of life-science-based products and services. Most of the Company's activities currently are directed at the field of human healthcare. As used herein, the terms "the Company" and '"Millennium" include the Company's subsidiaries where appropriate in the context.

RESULTS OF OPERATIONS

         QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997

         Revenue under strategic alliances increased to $21.0 million for the three months ended March 31, 1998 (the "1998 Quarterly Period") from $11.0 million for the three months ended March 31, 1997 (the "1997 Quarterly Period"). The increase in the 1998 Quarterly Period is attributable primarily to the fact that Millennium had two alliances in the 1998 Quarterly Period, the Monsanto Alliance and the Eli Lilly and Company ("Lilly") Alliance with Millennium Biotherapeutics ("MBio"), that were not in place during the 1997 Quarterly Period.

         Research and development expenses increased to $22.4 million for the 1998 Quarterly Period from $11.6 million for the 1997 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts.

         General and administrative expenses increased to $5.9 million for the 1998 Quarterly Period from $3.4 million for the 1997 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional management, business development and administrative personnel, and to professional fees in connection with the further expansion of the Company's operations.

         The Company's total operating expenses decreased to $29.0 million for the 1998 Quarterly Period from $99.1 million for the 1997 Quarterly Period. The decrease was primarily attributable to the one time charge of $83.8 million relating to acquired in-process research and development associated with the ChemGenics acquisition in the 1997 Quarterly Period.

         Interest income increased to $1.4 million for the 1998 Quarterly Period from $1.0 million for the 1997 Quarterly Period. The increase was attributable primarily to an increase in the average balance of cash, cash equivalents and marketable securities for the two periods. Interest expense increased to $.6 million for the 1998 Quarterly Period from $.3 million for the 1997 Quarterly Period due to increased capital lease obligations.

         Minority interest represents the minority shareholder's (Lilly) interest in the net loss for the 1998 Quarterly Period of the Company's majority owned subsidiary, MBio.


LIQUIDITY AND CAPITAL RESOURCES

         Through March 31, 1998, the Company recognized approximately $173.0 million of revenue under strategic alliances. As of March 31, 1998, the Company had approximately $86.3 million in cash, cash equivalents and marketable securities.

         During the first three months of 1998, the Company used $6.7 million of cash in its operations, purchased $3.5 million of property and equipment and used cash of $1.5 million to pay capital lease obligations. In addition, during the first three months of 1998, the Company acquired equipment under capital leases of $1.9 million.

         The Company believes that existing cash and marketable securities and anticipated cash payments from its strategic alliances will be sufficient to support the Company's operations until at least the end of 1999.

IMPACT OF YEAR 2000

         Based on a recent assessment, the Company determined that it will not be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company's systems are based upon technology acquired in the last few years. Therefore, the Company presently believes that no significant modifications to existing software are needed based on presently available information.

                           PART II - OTHER INFORMATION


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

               The exhibits listed in the Exhibit Index are included in this report.

      (b)      Reports on Form 8-K

               Amendment No. 1 to Current
               Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MILLENNIUM PHARMACEUTICALS, INC.
                                                 (Registrant)



Date: May 12, 1998                      By: /s/ Steven H. Holtzman
                                            -----------------------------------
                                            Steven H. Holtzman
                                            Chief Business Officer



Date: May 12, 1998                      By: /s/ Janet C. Bush
                                            -----------------------------------
                                            Janet C. Bush
                                            Vice President, Finance
                                            (Principal Financial Officer)



Date: May 12, 1998                      By: /s/ William J. Curry
                                            -----------------------------------
                                            William J. Curry
                                            Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit
  No.            Description
-------          -----------

   27.1          Financial Data Schedule for the quarter ended March 31, 1998

   27.2          Restated Financial Data Schedule for the quarter ended
                 March 31, 1997

   99.1          Pages 44 through 58 of the
                 Company's Annual Report of Form
                 10-K for the year ended December
                 31, 1997, as filed with the
                 Securities Exchange Commission
                 (which are deemed filed except to
                 the extent that portions are not
                 expressly incorporated by reference
                 herein).