Form 10-Q
period 1998-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 1998-08-12
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.001 par value per share, outstanding as of August 6, 1998 was 29,547,516.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)
            Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                           3

            Condensed Consolidated Statements of Operations
               and Comprehensive Loss for the three and six
               months ended June 30, 1998 and 1997                           4

            Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1998 and 1997               5

            Notes to Condensed Consolidated Financial Statements             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                7

PART II - OTHER INFORMATION                                                 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11

SIGNATURES                                                                  12
EXHIBIT INDEX                                                               13

                        Millennium Pharmaceuticals, Inc.
                      Condensed Consolidated Balance Sheets



                                                                      JUNE 30,      DECEMBER 31,
(in thousands, except par value and shares)                             1998           1997
                                                                      -------       -----------
                                                                    (Unaudited)       (Note)

ASSETS
Current assets:
Cash and cash equivalents                                            $  34,078       $  69,236
Marketable securities                                                   40,472          27,321
Due from strategic partners                                             10,226             778
Prepaid expenses and other current assets                                3,139           4,595
                                                                     ---------       ---------
Total current assets                                                    87,915         101,930

Property and equipment, net                                             32,953          29,030
Restricted cash and other assets                                        11,737           5,140
Intangible assets, net                                                   7,062           8,413
                                                                     ---------       ---------

                                                                     $ 139,667       $ 144,513
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                     $   5,647       $   3,165
Accrued expenses                                                         5,203           4,294
Deferred revenue                                                         2,507           3,053
Current portion of capital lease obligations                             7,505           5,847
                                                                     ---------       ---------
Total current liabilities                                               20,862          16,359

Capital lease obligations, net of current portion                       20,330          19,809
Minority interest                                                       10,588          16,590
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized;
 none issued                                                                --              --
Common Stock, $0.001 par value: 100,000,000 shares authorized;
 29,530,230 shares in 1998 and 29,169,398 shares in 1997 issued
 and outstanding                                                            30              29

Additional paid-in capital                                             195,372         193,254
Deferred compensation                                                   (1,373)         (1,992)
Notes receivable from officers                                            (126)           (166)
Unrealized gain (loss) on marketable securities                            (23)             (4)
Accumulated deficit                                                   (105,993)        (99,366)
                                                                     ---------       ---------
Total stockholders' equity                                              87,887          91,755
                                                                     ---------       ---------

Total liabilities and stockholders' equity                           $ 139,667       $ 144,513
                                                                     =========       =========




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

                        Millennium Pharmaceuticals, Inc.
                Condensed Consolidated Statements of Operations
                       and Comprehensive Loss (Unaudited)


                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                        1998               1997              1998              1997
                                                      ----------        ----------        ----------        ----------
(in thousands, except per share and share data)
----------------------------------------------

Revenue under strategic alliances                    $    28,236       $    13,372       $    49,279       $    24,328

Costs and expenses:
   Research and development                               28,036            18,333            50,465            29,932
   General and administrative                              5,927             4,514            11,838             7,863
   Acquired in-process research and development
                                                              --                --                --            83,800
   Amortization of intangible assets                         676               675             1,351             1,046
                                                     -----------       -----------       -----------       -----------
                                                          34,639            23,522            63,654           122,641
                                                     -----------       -----------       -----------       -----------
Loss from operations                                      (6,403)          (10,150)          (14,375)          (98,313)

Interest income                                            1,339               976             2,786             2,053
Interest expense                                            (479)             (303)           (1,124)             (636)
Minority interest                                          3,342                --             6,086                --
                                                     -----------       -----------       -----------       -----------

Net Loss                                             $    (2,201)      $    (9,477)      $    (6,627)      $   (96,896)

Unrealized gain (loss) on marketable securities               19                84               (19)               (4)
                                                     -----------       -----------       -----------       -----------

Comprehensive loss                                        (2,182)           (9,393)           (6,646)          (96,900)
                                                     ===========       ===========       ===========       ===========

Basic and diluted net loss per share                 $     (0.07)      $     (0.33)      $     (0.23)      $     (3.50)

Shares used in computing basic and diluted net
   loss per share                                     29,500,860        28,764,467        29,396,532        27,663,696
                                                     ===========       ===========       ===========       ===========




See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)



SIX MONTHS ENDED JUNE 30,                                  1998           1997
(in thousands)                                           --------       --------

CASH USED IN OPERATIONS                                  $(17,906)      $ (5,874)


INVESTING ACTIVITIES
Purchase of property and equipment                         (3,004)        (4,842)
Sale of marketable securities                              35,785         37,805
Purchase of marketable securities                         (48,936)       (23,487)
                                                         --------       --------
Net cash (used in) provided by investing activities       (16,155)         9,476

FINANCING ACTIVITIES
Acquisition of ChemGenics, net of cash acquired                --          7,087
Net proceeds from employee stock purchases                  2,134            910
Repurchase of Common Stock                                    (15)           (86)
Payments of long-term debt                                     --           (800)
Payments of capital lease obligations                      (3,216)        (2,210)
                                                         --------       --------
Net cash (used in) provided by financing activities        (1,097)         4,901
                                                         --------       --------

(Decrease) increase in cash and cash equivalents          (35,158)         8,503
Cash and cash equivalents at beginning of period           69,236         10,088
                                                         --------       --------

Cash and cash equivalents at end of period               $ 34,078       $ 18,591
                                                         ========       ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                  $  5,395       $  6,202
                                                         ========       ========




See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (unaudited)

         1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on 10-K for the fiscal year ended December 31, 1997 which was filed with the Securities Exchange Commission on March 26, 1998.

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

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

RESULTS OF OPERATIONS

         QUARTERS ENDED JUNE 30, 1998 AND JUNE 30, 1997

         Revenue under strategic alliances increased to $28.2 million for the three months ended June 30, 1998 (the "1998 Quarterly Period") from $13.4 million for the three months ended June 30, 1997 (the "1997 Quarterly Period"). The increase in revenue in the 1998 Quarterly Period is due primarily to revenue from research funding and payments for technology transfer under the Company's alliance with Monsanto Company (the "Monsanto alliance"). The Monsanto alliance was entered into in October 1997 and, therefore, was not in place in the 1997 Quarterly Period.

         Research and development expenses increased to $28.0 million for the 1998 Quarterly Period from $18.3 million for the 1997 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts.

         General and administrative expenses increased to $5.9 million for the 1998 Quarterly Period from $4.5 million for the 1997 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional management, business development and administrative personnel, and to professional fees in connection with the further expansion of the Company's operations.

         The Company's total operating expenses increased to $34.6 million for the 1998 Quarterly Period from $23.5 million for the 1997 Quarterly Period.

         Interest income was $1.3 million for the 1998 Quarterly Period and $1.0 million for the 1997 Quarterly Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $.5 million for the 1998 Quarterly Period from $.3 million for the 1997 Quarterly Period due to increased capital lease obligations.

         Minority interest represents the minority shareholder interest of Eli Lilly and Company ("Lilly") in the net loss for the 1998 Quarterly Period of the Company's majority-owned subsidiary, Millennium BioTherapeutics, Inc. ("MBio").

         SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

         Revenue under strategic alliances increased to $49.3 million for the six months ended June 30, 1998 (the "1998 Six Month Period") from $24.3 million for the six months ended June 30, 1997 (the "1997 Six Month Period"). The increase is due primarily to revenue from research funding and the achievement of mutually agreed upon technology transfer objectives relating to the Monsanto alliance which was not in place during the 1997 Six Month Period. In addition, revenue relating to MBio's alliance with Lilly during the 1998 Six Month Period increased compared to the 1997 Six Month Period. The increase in revenues under the alliance with Lilly is primarily due to the fact that the research program with Lilly commenced late in the 1997 Six Month Period.

         Research and development expenses increased to $50.5 million for the 1998 Six Month Period from $29.9 million for the 1997 Six Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts.

         General and administrative expenses increased to $11.8 million for the 1998 Six Month Period from $7.9 million for the 1997 Six Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional management, business development and administrative personnel, and to professional fees in connection with the further expansion of the Company's operations.

         The Company's total operating expenses decreased to $63.7 million for the 1998 Six Month Period from $122.6 million for the 1997 Six Month Period. The decrease is primarily attributable to a one-time charge of $83.8 million in the 1997 Six Month Period for acquired in-process research and development associated with the Company's acquisition of ChemGenics Pharmaceuticals, Inc.

         Interest income was $2.8 million for the 1998 Six Month Period compared to $2.1 million for the 1997 Six Month Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $1.1 million for the 1998 Six Month Period from $.6 million for the 1997 Six Month Period due to increased capital lease obligations.

         Minority interest represents the minority shareholder interest of Lilly in the net loss for the 1998 Six Month Period of the Company's majority owned subsidiary, MBio.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has recognized approximately $201.8 million of revenue under strategic alliances. As of June 30, 1998, the Company had approximately $74.6 million in cash, cash equivalents and marketable securities. This excludes $9.8 million of marketable securities classified as restricted cash and other assets on the balance sheet which serve as collateral for the Company's letters of credit.

         During the six months ended June 30, 1998, the Company used $17.9 million of cash in its operations, purchased $3.0 million of property and equipment and used cash of $3.2 million to pay capital lease obligations. In addition, during the six months ended June 30, 1998, the Company acquired equipment under capital leases of $5.4 million.

         The Company believes that existing cash and marketable securities and anticipated cash payments from its strategic alliances will be sufficient to support the Company's operations for the next twelve months.

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

                          PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Stockholders was held on June 2, 1998 (the "Annual Meeting"). At the Annual Meeting, Eugene Cordes, Raju Kucherlapati and Eric S. Lander were elected as Class II Directors for a three year term. The other directors whose terms of office as a director continue after the meeting are as follows: Mark J. Levin, Joshua Boger, A. Grant Heidrich and William W. Helman.

     The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld, and abstentions, as to each such matter:

1.   To elect three Class II Directors for the ensuing three years.

     For:  22,948,522              Withheld:  15,020

2. To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for 1998.

     For:  22,943,092       Against:  10,850       Abstain:  9,600

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          The exhibits listed in the Exhibit Index are included in this report.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MILLENNIUM PHARMACEUTICALS, INC.
                                                    (Registrant)






Date: August 12, 1998                   By:  /s/ Janet C. Bush
                                            ----------------------------------
                                            Janet C. Bush
                                            Vice President, Finance
                                            (Principal Financial Officer)


Date: August 12, 1998                   By: /s/ William J. Curry
                                            ----------------------------------
                                            William J. Curry
                                            Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit
  No.             Description
-------           -----------
  10.1            Lease dated June 12, 1998 by and between the Company and 270
                  Albany Street Realty Trust.

  10.2 Lease dated June 17, 1998 by and between the Company and Transamerica Business Credit Corporation.

  27.1            Financial Data Schedule for the quarter ended June 30, 1998

  27.2            Restated Financial Data Schedule for the quarter ended
                  June 30, 1997

  99.1 Pages 44 through 58 of the Company's Annual Report of Form 10-K for the year ended December 31, 1997, as filed with the Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).