Form 10-Q
period 1998-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 1998-11-16
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

       OR

       --   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock, $.001 par value per share, outstanding as of November 11, 1998 was 34,709,817.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

 PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS (unaudited)
           Condensed Consolidated Balance Sheets
             September 30, 1998 and December 31, 1997                       3

           Condensed Consolidated Statements of Operations and
             Comprehensive Loss for the three and nine months
             ended September 30, 1998 and 1997                              4

           Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1998 and 1997          5

           Notes to Condensed Consolidated Financial Statements             6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              7

 PART II - OTHER INFORMATION                                               11

 ITEM 5.   OTHER INFORMATION                                               11

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES                                                                 13
EXHIBIT INDEX                                                              14


                        Millennium Pharmaceuticals, Inc.
                      Condensed Consolidated Balance Sheets



                                                      SEPTEMBER 30,    DECEMBER 31,
(in thousands, except par value and shares)                1998             1997
                                                      -----------------------------
                                                       (Unaudited)         (Note)
ASSETS
Current assets:
Cash and cash equivalents                               $  34,456        $  69,236
Marketable securities                                      35,512           27,321
Due from strategic partners                                 9,711              778
Prepaid expenses and other current assets                   3,892            4,595
                                                      -----------------------------
Total current assets                                       83,571          101,930

Property and equipment, net                                35,615           29,030
Restricted cash and other assets                           10,792            5,140
Intangible assets, net                                      6,386            8,413
                                                      -----------------------------
                                                        $ 136,364        $ 144,513
                                                      =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                        $   7,972        $   3,165
Accrued expenses                                            5,570            4,294
Deferred revenue                                            1,970            3,053
Current portion of capital lease obligations                8,232            5,847
                                                      -----------------------------
Total current liabilities                                  23,744           16,359

Capital lease obligations, net of current portion          22,282           19,809
Minority interest                                           7,177           16,590
Commitments and contingencies                                   -

Stockholders' equity:
Preferred Stock, $0.001 par value;
5,000,000 shares authorized;
none issued                                                     -                -
Common Stock, $0.001 par value:
100,000,000 shares authorized;
29,659,335 shares in 1998 and 29,169,398 shares
in 1997 issued and outstanding                                 30               29
Additional paid-in capital                                196,547          193,254
Deferred compensation                                      (1,165)          (1,992)
Notes receivable from officers                               (111)            (166)
Unrealized gain (loss) on marketable securities                66               (4)
Accumulated deficit                                      (112,206)         (99,366)
                                                      -----------------------------
Total stockholders' equity                                 83,161           91,755
                                                      -----------------------------
Total liabilities and stockholders' equity              $ 136,364        $ 144,513
                                                      =============================

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

                        Millennium Pharmaceuticals, Inc.
               Condensed Consolidated Statements of Operations and
                         Comprehensive Loss (Unaudited)



                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
(in thousands, except per share and share data)       1998            1997            1998            1997
---------------------------------------------------------------------------------------------------------------

Revenue under strategic alliances                 $     26,440    $     13,650    $     75,719    $     37,978

Costs and expenses:
   Research and development                             30,014          20,442          80,479          50,374
   General and administrative                            6,090           4,146          17,928          12,009
   Acquired in-process research and development              -               -               -          83,800
   Amortization of intangible assets                       676             675           2,027           1,721
                                                  -------------------------------------------------------------
                                                        36,780          25,263         100,434         147,904
                                                  -------------------------------------------------------------
Loss from operations                                   (10,340)        (11,613)        (24,715)       (109,926)

Interest income                                          1,274           1,174           4,060           3,227
Interest expense                                          (565)           (410)         (1,689)         (1,046)
Minority interest                                        3,418             947           9,504             947
                                                  -------------------------------------------------------------
Net loss                                          ($     6,213)   ($     9,902)   ($    12,840)   ($   106,798)
                                                  =============================================================

Unrealized gain on marketable securities                    89              30              70              26
Comprehensive loss                                $     (6,124)   $     (9,872)   $    (12,770)   $   (106,772)
                                                  =============================================================

Basic and diluted net loss per share              ($      0.21)   ($      0.34)   ($      0.44)   ($      3.80)
                                                  =============================================================

Shares used in computing basic and
 diluted net loss per share                         29,552,411      28,889,249      29,434,404      28,092,337
                                                  =============================================================


See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)



NINE MONTHS ENDED SEPTEMBER 30,                          1998            1997
(in thousands)
-------------------------------------------------------------------------------

CASH USED IN OPERATIONS                                $(20,528)       $(10,964)

INVESTING ACTIVITIES
Purchase of property and equipment                       (4,067)         (5,626)
Sale of marketable securities                            46,506          41,400
Purchase of marketable securities                       (54,697)        (23,487)
                                                       -------------------------
Net cash (used in) provided by investing activities     (12,258)         12,287

FINANCING ACTIVITIES
Acquisition of ChemGenics, net of cash acquired               -           7,087
Sale of subsidiary stock                                      -          20,000
Net proceeds from employee stock purchases                3,319           1,663
Repurchase of Common Stock                                  (25)            (23)
Payments of long-term debt                                    -          (1,200)
Payments of capital lease obligations                    (5,288)         (3,635)
                                                       -------------------------
Net cash (used in) provided by financing activities      (1,994)         23,892
                                                       -------------------------

(Decrease) increase in cash and cash equivalents        (34,780)         25,215
Cash and cash equivalents at beginning of period         69,236          10,088
                                                       -------------------------

Cash and cash equivalents at end of period             $ 34,456        $ 35,303
                                                       =========================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                $ 10,146        $ 10,252
                                                       =========================


See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (unaudited)



1-   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on 10-K for the fiscal year ended December 31, 1997 which was filed with the Securities Exchange Commission on March 26, 1998.

     As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

2-   STRATEGIC ALLIANCE

     On September 23, 1998, the Company announced the formation of an alliance with Bayer AG ("Bayer"). Under the terms of the alliance, Bayer will receive access to key technologies in genome research as well as a flow of genomics-based drug development targets that are discovered by the Company through its research efforts.

     On November 10, 1998, Bayer made an equity investment of $96.6 million representing approximately a 14% interest in Millennium and paid an initial license fee of $33.4 million. Over the remaining five-year term of the agreement, Millennium will undertake a research and discovery program and Bayer will provide additional payments to Millennium which could total up to $335.0 million in a combination of research program funding and performance fees.

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

RESULTS OF OPERATIONS

     QUARTERS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Revenue under strategic alliances increased to $26.4 million for the three months ended September 30, 1998 (the "1998 Quarterly Period") from $13.7 million for the three months ended September 30, 1997 (the "1997 Quarterly Period"). The increase in revenue in the 1998 Quarterly Period is due primarily to revenue from research funding and payments for technology transfer under the Company's alliance with Monsanto Company (the "Monsanto alliance"). The Monsanto alliance was entered into in October 1997 and, therefore, was not in place in the 1997 Quarterly Period.

     Research and development expenses increased to $30.0 million for the 1998 Quarterly Period from $20.4 million for the 1997 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts.

     General and administrative expenses increased to $6.1 million for the 1998 Quarterly Period from $4.1 million for the 1997 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company has hired additional management, business development, and administrative personnel, and to legal and consulting fees in connection with the Company's business development, strategic alliances, and information systems infrastructure.

     The Company's total operating expenses increased to $36.8 million for the 1998 Quarterly Period from $25.3 million for the 1997 Quarterly Period, for the reasons discussed above with respect to the increase in research and development and general and administrative expenses.

     Interest income was $1.3 million for the 1998 Quarterly Period and $1.2 million for the 1997 Quarterly Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $.6 million for the 1998 Quarterly Period from $.4 million for the 1997 Quarterly Period due to increased capital lease obligations.

     Minority interest represents the minority shareholder interest of Eli Lilly and Company ("Lilly") in the net loss for the 1998 and 1997 Quarterly Periods of the Company's majority-owned subsidiary, Millennium BioTherapeutics, Inc. ("MBio").

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Revenue under strategic alliances increased to $76.0 million for the nine months ended September 30, 1998 (the "1998 Nine Month Period") from
$38.0 million for the nine months ended September 30, 1997 (the "1997 Nine Month Period"). The increase is due primarily to revenue from research funding and the achievement of mutually agreed upon technology transfer objectives relating to the Monsanto alliance, an alliance that was not in place during the 1997 Nine Month Period. In addition, revenue relating to MBio's alliance with Lilly during the 1998 Nine Month Period increased compared to the 1997 Nine Month Period. The increase in revenues in the 1998 Nine Month Period as compared to the 1997 Nine Month Period under the alliance with Lilly is primarily due to the fact that the research program with Lilly began late in the second quarter of 1997.

     Research and development expenses increased to $80.5 million for the 1998 Nine Month Period from $50.4 million for the 1997 Nine Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts.

     General and administrative expenses increased to $18.0 million for the 1998 Nine Month Period from $12.0 million for the 1997 Nine Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional management, business development, and administrative personnel, and to legal and consulting fees in connection with the Company's business development, strategic alliances, and information systems infrastructure.

     The Company's total operating expenses decreased to $100.4 million for the 1998 Nine Month Period from $148.0 million for the 1997 Nine Month Period. The decrease is primarily attributable to a one-time charge of $83.8 million in the 1997 Nine Month Period for acquired in-process research and development associated with the Company's acquisition of ChemGenics Pharmaceuticals, Inc., offset by increases in operating spending as described above.

     Interest income was $4.1 million for the 1998 Nine Month Period and $3.2 million for the 1997 Nine Month Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $1.7 million for the 1998 Nine Month Period from $1.0 million for the 1997 Nine Month Period due to increased capital lease obligations.

     Minority interest represents the minority shareholder interest of Lilly in the net loss for the 1998 and 1997 Nine Month Periods of the Company's majority-owned subsidiary, MBio.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has recognized approximately $228.3 million of revenue under strategic alliances. As of September 30, 1998, the Company had approximately $70.0 million in cash, cash equivalents and marketable securities. This excludes $9.8 million of interest-bearing marketable securities classified as restricted cash and other assets on the balance sheet which serve as collateral for the Company's letters of credit.

     During the nine months ended September 30, 1998, the Company used
$20.5 million of cash in its operations, purchased $4.1 million of property and equipment, and used cash of $5.3 million to pay capital lease obligations. In addition, during the nine months ended September 30, 1998, the Company acquired equipment under capital leases of $10.1 million and received proceeds from employee stock purchases of $3.3 million.

     On November 10, 1998, in connection with the closing of the Bayer alliance, the Company received $96.6 million as consideration for an equity investment and $33.4 million as an initial license fee.

     The Company believes that existing cash and marketable securities and anticipated cash payments from its strategic alliances will be sufficient to support the Company's operations for the foreseeable future.

YEAR 2000

     The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year, which causes computer programs to interpret a date using "00" as the year 1900 rather than the year 2000. This incorrect recognition of dates may lead to the Company's inability to process data and engage in normal business activities due to system failures or data miscalculations. Accordingly, the Company has formed a Year 2000 task force that has expanded the scope of the Company's prior assessment of its computer systems, commercial software, and computer infrastructure used in its business operations and any potential Year 2000 issues of its key vendors and suppliers.

     The Company has determined that it has Year 2000 exposure in the following areas: (i) software and hardware embedded in its laboratory equipment and employed in its research and development programs, (ii) computer software and hardware used in its business and facilities operations and (iii) computer systems used by key vendors and suppliers with whom the Company does business.

     The Company has begun to inventory all of the software and hardware embedded in its laboratory and facilities equipment and employed in its research and development programs to ascertain its Year 2000 compliance. The Company is also conducting a survey of the vendors of the computer software and hardware used in its operations and, to date, has not been informed of any Year 2000 compliance problems. Finally, the Company has begun to formulate procedures for querying other third party vendors and suppliers with respect to their own Year 2000 compliance.

     To date, the Company has spent an immaterial amount with respect to its Year 2000 assessment and estimates that its costs to complete its assessment as well as its corrective plan will not be material to the Company's financial condition, results of operations or cash flows. However, there can be no assurance that the Company will not incur costs greater than those currently expected as a result of the implementation of any required remediation programs or the failure of the Company or any key supplier or vendor to adequately address Year 2000 issues.

     The Company currently does not have a contingency plan in the event that it or any of its key suppliers and vendors is unable to become Year 2000 compliant. The Company will develop a contingency plan if the Company determines it or any of its key vendors or suppliers is not likely to achieve its compliance objectives.

                          PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

     Any proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, that a stockholder wishes to be considered for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 19, 1998.

     In addition, the Company's bylaws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters of which stockholders wish to present at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must comply with the Company bylaws and be received not less than 60 days nor more than 90 days prior to the annual meeting, provided, however, that if less than 70 days notice or prior public disclosure of the date of the meeting is given to stockholders, such notice must be received by the Company not later than the close of business on the tenth day following the date on which the notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposals of which the Company does not receive timely notice.

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



                                          MILLENNIUM PHARMACEUTICALS, INC.
                                                   (Registrant)






Date: November 13, 1998                   By: /s/ Janet C. Bush
                                              ------------------------------
                                              Janet C. Bush
                                              Vice President, Finance
                                              (Principal Financial Officer)


Date: November 13, 1998                   By: /s/ William J. Curry
                                              ------------------------------
                                              William J. Curry
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.         Description
-------       -----------

+10.1 Agreement dated September 22, 1998 by and between the Company and Bayer AG

10.2 Investment Agreement dated September 22, 1998 by and between Bayer AG and the Company

10.3 Registration Rights Agreement dated November 10, 1998 by and between Bayer AG and the Company

27.1          Financial Data Schedule for the nine months ended September 30,
              1998

27.2          Restated Financial Data Schedule for the nine months ended
              September 30, 1997

99.1 Pages 44 through 58 of the Company's Annual Report of Form 10-K for the year ended December 31, 1997, as filed with the Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).


--------------

+ Confidential treatment requested with respect to certain portions