Form 10-K
period 1998-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 1999-03-24
CIK 1002637

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

For the fiscal year ended: December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $983,696,553 based on the last reported sale price of the Common Stock on the NASDAQ Stock Market on March 15, 1999.

Number of shares outstanding of the registrant's class of Common Stock as of March 15, 1999: 35,406,467.

Documents incorporated by reference:
Annual Report to Stockholders for fiscal year ended December 31, 1998 - Part II Proxy Statement for the 1999 Annual Meeting of Stockholders - Part III

                                     PART I

ITEM 1. BUSINESS

GENERAL

Millennium Pharmaceuticals, Inc. has a mission -- to build the biopharmaceutical company of the future. Founded in 1993 as a Delaware corporation, Millennium incorporates large-scale genetics, genomics, high throughput screening, and informatics in an integrated life science and technology platform. We apply this technology platform primarily in discovering and developing proprietary therapeutic and diagnostic human healthcare products and services. The terms "Millennium" or the "Company," as used in this document, generally include our subsidiaries. The term "MPI," as used in this document, refers to the parent company exclusively.

Millennium's technology platform includes advanced capabilities in genetics, genomics, molecular biology, cell biology, biochemistry, chemistry and analytical instrumentation. Using these capabilities and advanced robotics and informatics technologies, we have created a series of high-throughput processes that we believe have the potential to transform the discovery and development of life-science-based products and services. Our goal is to improve the speed of the discovery and development process and the value of its output, and to lead a change in medical practice through new uses of information across the spectrum of healthcare, from gene discovery to patient care.

Millennium pursues multiple business opportunities through groups within MPI and through subsidiaries that specialize in particular areas. The MPI pharmaceuticals division focuses on the development of small-molecule drugs. The MPI technology division focuses on continuing development and integration of the technology platform, on high-throughput processes and services, and on information and informatics technologies that support our strategic alliances and discovery efforts across the entire organization.

The Company has two subsidiaries, Millennium BioTherapeutics, Inc. ("MBio") and Millennium Predictive Medicine, Inc. ("MPMx"), both formed in 1997. MBio focuses on developing therapeutic proteins and antibodies, vaccines and gene therapy, and antisense products. MPMx focuses on Diagnomics(TM) (genomics-based diagnostics) and pharmacogenomics (correlation of patient genotypes to drug responses), and on generating and integrating diverse biomedical data to provide products and services to the healthcare industry. Millennium believes that dedicated business units allow us to pursue opportunities with appropriate focus, maintain an entrepreneurial environment, and attract and retain high-caliber employees. We have established formal and informal relationships between the various units to provide for cooperation and collaboration among them and to allow each business unit access to Millennium information, assets and capabilities relevant to that unit's focus area.

Millennium's commercialization strategy has been to form strategic alliances with major companies in the pharmaceutical and/or life science marketplaces. Through December 31, 1998, we had formed ten alliances, nine within MPI, and one within MBio. The MPI alliances include two separate alliances with the Wyeth-Ayerst division of American Home Products Corporation ("AHP"), an alliance with Astra AB ("Astra"), an alliance with Bayer A.G. ("Bayer"), two separate alliances with Eli Lilly and Company, ("Lilly"), an alliance with Hoffmann-La Roche Inc. ("Roche"), an alliance with Monsanto Company ("Monsanto"), and an alliance with Pfizer, Inc. ("Pfizer"). MBio is engaged in an alliance with Lilly.

In September 1998, Millennium announced the formation of a broad alliance with Bayer. Under the terms of this agreement, Bayer will receive access to key technologies in gene research as well as a flow of genomics-based drug development targets that Millennium discovers through our research efforts. This collaboration contributes to our ability to expand the scope of our drug discovery efforts because it gives Millennium residual rights to develop, on our own behalf, certain products derived from research conducted under the alliance. As part of the agreement, in November 1998 Bayer made an equity investment of $96.6 million in exchange for approximately 4.96 million shares of MPI Common Stock.

In February 1999, MPMx formed an alliance with Becton, Dickinson and Company ("Becton Dickinson"). MPMx has agreed to undertake a research program to identify genetic markers and related assays that may be used to develop diagnostic products for several types of cancer. Becton Dickinson has agreed to manufacture and market any products that result, and MPMx will receive a royalty based upon gross profits from related product sales. The agreement is subject to clearance under the Hart Scott Rodino Antitrust Improvements Act. Upon clearance, Becton Dickinson has agreed to make a $15 million equity investment in MPMx in exchange for approximately 11% of MPMx voting stock, as well as an up-front license payment of $3 million.

From its inception in 1993 until 1996, Millennium's main focus was on developing our technology platform and on applying this platform to the early stages of drug discovery for important human diseases. Beginning in 1997, we expanded the scope and scale of our operations through the acquisition of ChemGenics Pharmaceuticals Inc. ("ChemGenics") and through establishing MBio and MPMx. Our key objectives in this expansion were to increase our capabilities and involvement in the later stages of drug discovery and to establish new focused business units to pursue additional commercial opportunities. During 1998, we expanded efforts in our subsidiaries as well as in MPI. We hired additional staff in drug discovery, informatics, biotherapeutics, and diagnostics/prognostics as well as in other support areas.

Millennium also formed Millennium Information, Inc. ("MInfo") in 1997. MInfo was established to generate and integrate biomedical data and develop information products and services for use by the healthcare industry. During 1998 we reevaluated the market opportunities and business plans for MInfo and MPMx, and determined that the two companies had major areas of common focus. We combined their operations and, in January 1999, merged MInfo with MPMx. MPMx was the surviving corporation of the merger.

Collaborations with medical, research, and academic institutions are also critical to our research and technology development success. During 1998, we formed several new collaborations including agreements with the University of Pittsburgh and the University of Texas M.D. Anderson Cancer Center to gain access to clinical samples and tissue collections as well as additional clinical expertise. In addition, MBio established an umbrella material transfer agreement with Harvard Medical School to facilitate collaboration and sharing of novel genes and other biological materials. MPMx also formed a collaboration with the Mayo Clinic that allows us access to clinical samples and tissue collections. In 1997, we established a corporate consortium with Bristol-Myers Squibb Company ("BMS") and Affymetrix, Inc. ("Affymetrix") to fund a five-year research program in functional genomics at the Whitehead Institute/Massachusetts Institute of Technology Center for Genome Research.

During 1999, we expect to continue to pursue additional alliances, and will consider joint development, merger, or acquisition opportunities that may provide Millennium with access to products on the market or in later stages of commercial development than those represented within our current programs.


BACKGROUND

DISCOVERY AND DEVELOPMENT PROCESSES FOR LIFE-SCIENCE-BASED PRODUCTS AND SERVICES

SMALL MOLECULE DRUGS

TRADITIONAL APPROACH. The great majority of drugs in use today consist of relatively small chemical compounds. Such drugs are often referred to as "small-molecule drugs," to distinguish them from proteins and other biotherapeutic drugs which are significantly larger molecules. Typically, pharmaceuticals can be formulated into pills for oral consumption. Biotherapeutics, on the other hand, typically are only available in injectable form. As used in this document, the term "pharmaceuticals" refers only to pills, or "small-molecule drugs," and the term "biotherapeutics" is used to describe proteins and other biotherapeutic drugs.

The discovery of new small-molecule drugs for a particular disease typically involves several steps. The first step is the identification of a drug "target" for therapeutic intervention -- a molecule or structure somewhere in the body, inside or on the surface of cells, which is either directly involved in the disease or lies in a biochemical pathway leading to the disease. The next step is to identify compounds which interact with this drug target and modulate the drug target's activity in a manner that might help reverse, inhibit or prevent the disease process. This step is normally accomplished by screening large collections (or "libraries") of synthetic chemicals and natural products in a trial-and-error process designed to identify those compounds that can interact with the drug target. The most promising compounds to emerge from this process are advanced to the next stage, in which synthetic derivatives of these compounds are generated and tested to arrive at one or a few "lead compounds." The interactions of these lead compounds with the drug target and their activity in animal and/or cellular models of the disease suggest that they could be developed successfully into new drugs. The best of these lead compounds are then subjected to rigorous testing, first in animals and then in humans, to establish their safety and efficacy as drugs.

Because of the absence of any suitable technology for the systematic identification and characterization of molecules and structures involved in disease mechanisms, the selection of new targets for drug discovery historically has been a haphazard process. Drug targets have often been selected based on speculation that they might be involved in disease processes, rather than because of any clear, well-documented association with specific diseases. As a result, many drug candidates fail during clinical trials because they turn out to be ineffective and/or unsafe, and many drugs that do reach the market treat only the symptoms of diseases rather than their underlying causes.

GENOMICS AND RELATED TECHNOLOGIES. Diseases ultimately have an underlying genetic basis. The initiation, continuation and progression of a disease reflects some aspect of the structure or expression of the patient's genes and/or the genes of a pathogen. Systematic study of human genes in the context of disease should therefore lead to the identification of those genes that play a role in important diseases. These genes, their protein products and/or the biochemical pathways in which they lie should be important drug targets for therapeutic intervention.

In the past, however, systematic study of genes in the context of disease has been extremely difficult. Each person carries a very large number of genes on his or her chromosomes - according to current estimates, more than 100,000 different genes (known collectively as the "human genome"). Because of the large numbers of genes, the identification of individual genes or sets of genes correlated with specific diseases has posed major technological challenges.

In recent years, this situation has changed dramatically. Fueled by broad interest in determining the entire DNA sequence of the human genome, major improvements have been made in the technologies available for identifying and cataloguing genes in complex organisms. These technologies include high-throughput methods for sequencing genes, for monitoring and comparing their expression in different situations and for following their inheritance in families prone to particular diseases. These technologies depend crucially on the integration of molecular biology with robotics, informatics and analytical instrumentation. The integration of these disciplines provides powerful capabilities for generating, capturing and analyzing large volumes of data concerning genes and their expression, making it possible for the first time to mount a systematic search to discover and characterize the genes and biochemical pathways which underlie human diseases. At Millennium, this search is providing new drug targets with well-validated roles in various diseases. We believe that compounds active against these targets may be highly effective and specific in treating the underlying causes of these diseases.

Major advances have also been made in the technologies available for screening synthetic chemical and natural-product libraries to identify compounds active against specific drug targets and for the subsequent generation of lead compounds optimized for their activity against these drug targets. Intelligent integration of robotics, informatics and analytical instrumentation, coupled with novel combinatorial approaches to the synthesis of chemical libraries, has played an enabling role in these advances. We believe that the combined effect of these developments will permit Millennium and others to more rapidly identify higher-quality lead compounds

Taken together, these new technologies for selecting drug targets and developing lead compounds may deliver whole new classes of drugs which are safe and effective for treating a broad range of important diseases in diverse individuals.

APPLICATIONS FOR BIOTHERAPEUTICS AND PREDICTIVE MEDICINE

Genomics and related technologies have major applications in human healthcare beyond the discovery of small-molecule drugs. Key additional applications include the identification of important new biotherapeutic products and the development of novel approaches to the prediction, diagnosis and management of diseases.

Biotherapeutics are proteins or nucleic acids administered to patients for therapeutic benefit. Protein biotherapeutics in current use include: secreted proteins, such as interferons, erythropoietin, insulin and human growth hormone; therapeutic antibodies, such as OKT3 and ReoPro(R); and vaccines, such as the vaccine for hepatitis B. In 1998, biotherapeutic products generated over $12 billion in annual worldwide sales. Nucleic acid biotherapeutics fall into two general classes: gene therapy products and antisense products. Although no product in either nucleic acid class has yet reached the marketplace, a number are currently in development.

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

Millennium believes that improved methods for the discovery of drug targets and the development of lead compounds will lead to safer and more effective new drugs. Efficacy and safety may be enhanced even further by another important application of genomics technologies, referred to as "pharmacogenomics." The goal of pharmacogenomics is to understand why a particular drug may be more effective in some people than in others and/or have more pronounced side effects in certain people. Differences in the way people respond to a drug are believed to reflect genetic differences between them: different people may have slightly different versions of the genes involved in the beneficial and/or the adverse effects of the drug. Millennium believes that genomics technologies will permit the identification of the genetic differences that underlie variability in responses to drugs and that, as a result, it will be possible to individualize the selection of drugs for patients so that each patient receives only those drugs likely to be effective and safe for him or her.

OTHER APPLICATIONS

The fundamental power of genomics technologies is their ability to identify, in a rapid and comprehensive manner, genes that underlie complex biological traits. In human healthcare, the traits of interest are diseases. Genomics technologies can be successfully applied outside of human healthcare as well. In plant agriculture, for example, these include the yields, nutritional content, disease-resistance and drought-tolerance of crop plants and the susceptibility of pests, pathogens and weeds to agrochemicals. Millennium's alliance with Monsanto employs genomics technologies in the field of plant agriculture.

THE MILLENNIUM STRATEGY

Millennium's business strategy is to develop a comprehensive, integrated platform of genomics and related technologies and to use this platform to pursue multiple opportunities in life-science-based industries. Our primary focus is on opportunities relating to the discovery and development of new products and services in the healthcare industry. To pursue multiple business opportunities simultaneously, Millennium has established focused units (divisions or subsidiaries) specializing in particular areas, believing that each unit can then address its designated area with the energy and drive of a start-up enterprise. At the same time, we recognize the importance of enabling each unit to take advantage of the combined capabilities of the overall organization.

MPI and its two subsidiaries have formed agreements under which each party has assigned or licensed to the other parties' technology and rights in the other parties' core areas of interest. See "-- Millennium BioTherapeutics, Inc. -- Overview" and "-- Millennium Predictive Medicine, Inc. -- Overview."

In general, Millennium's strategy for pursuing business opportunities has been to form alliances with major participants in the relevant markets. We focus in these alliances on the discovery of innovative new products, relying on our partners for product development and marketing. Revenues from these alliances come in the form of fixed up-front payments and research funding, with the right to milestone payments and royalties (or a share of profits) based on the success of any products that result from the alliance. Millennium has also formed alliances based on the transfer of aspects of our technology platform to partners. Revenues in such alliances may include up-front payments and fees associated with the successful transfer of technology. In some instances, we have also obtained access to our partners' technologies (such as libraries of chemical compounds) to enhance our operations outside of the alliance.

During 1999, we plan to examine opportunities, through acquisition, merger, or new forms of strategic alliances, to allow us to extend our capabilities in clinical development and the commercialization of therapeutic products. We intend to pursue one or more new relationships, consistent with our vision for Millennium's future and our commitment to current alliance partners. We believe that Millennium is well positioned to capture value from a broad array of opportunities in diverse life-science-based industries.

TECHNOLOGY PLATFORM

Millennium's broad technology platform reflects our strong belief that success in genomics-based product discovery and development requires the use of multiple parallel approaches, accelerated and integrated through the latest advances in informatics and "process technologies" (i.e., automation, miniaturization, and analytical instrumentation).

Millennium has established a number of dedicated technology groups responsible for developing and maintaining our technology platform and for supporting the use of this platform by all of the Millennium companies and our strategic partners.

GENE IDENTIFICATION

GENETIC APPROACHES TO GENE IDENTIFICATION
HUMAN GENETICS. Genetic studies of families and populations prone to particular diseases can identify genes involved in these diseases. "Markers" spaced at regular intervals along the human chromosomes are studied in affected and unaffected individuals, a process known as genotyping. If specific markers are co-inherited more frequently in affected than in unaffected individuals, these markers define a chromosomal region (or a "map position") containing a gene or genes involved in the disease. The genes in question may then be identified by some combination of three approaches: higher-resolution mapping (repeating the co-inheritance studies with additional markers known to fall in the region of interest but located more closely to one another than those used for the initial "genome scan"); "positional cloning" (isolation of microbial clones of human

DNA corresponding to the map position which has been identified); and high-throughput sequencing (to identify protein-encoding regions (i.e. genes) in the region of interest, and to compare them in normal and affected individuals).

To gain access to suitable families and populations around the world, Millennium has formed a number of collaborations with academic centers. Our capabilities in human genetics include the design and proper clinical management of appropriate studies, technology for automated high-throughput genotyping and sequencing, custom-developed software for data capture and analysis, and positional cloning. With these capabilities, Millennium has made significant progress in the mapping and positional cloning of genes implicated in a number of important human diseases.

These capabilities in human genetics can be readily adapted and applied to the identification of genes underlying traits of interest in other species - such as diseases in mice, as described below, or economically important traits in plants and animals.

MOUSE GENETICS. Genetic studies in mice can often provide faster identification of human disease genes than corresponding studies in humans. This is because genes and diseases in mice are often closely similar to their human counterparts, but the association between them can be studied more rapidly since mice (unlike humans) can be bred rapidly and selectively. To capitalize on the advantages of working with mice, we have built substantial expertise in mouse genetics. This includes the development of proprietary markers, genetic maps, advanced breeding strategies and a significant animal facility. In combination with technologies adapted from our activities in human genetics, this expertise has allowed us relatively rapidly to identify murine (mouse) genes whose human counterparts may play significant roles in important diseases. Examples of such genes and their human counterparts that we have identified include the tub and db/OB-R genes, believed to be important in obesity.

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

Millennium has developed considerable expertise in genetic investigation and manipulation of a broad range of bacterial and fungal species, including pathogens important for humans, animals and plants. Millennium has employed this expertise to identify a significant number of drug targets in our antifungal and antibacterial research programs. During 1998, the U.S. Patent and Trademark Office issued Millennium two patents relating to a process for the discovery of antimicrobial drug targets.

NON-GENETIC APPROACHES TO GENE IDENTIFICATION
TRANSCRIPTIONAL PROFILING. Genes contain encoded information instructing cells how to make proteins. Each gene encodes one protein. When the protein is produced, the gene is said to be "expressed." For a protein to be made, the gene must first be transcribed into a copy known as messenger RNA (mRNA). This copy, also called a transcript, then directs synthesis of the encoded protein in a process known as translation. Cells differ from one another because each cell type makes a different spectrum of proteins, and, along the way, a different population of mRNA transcripts. Similarly, diseased cells differ from normal cells by virtue of the spectrum of proteins, and the population of transcripts, which they produce. Comparison of transcript populations in normal and diseased cells and tissues can therefore identify the transcripts, and thus the genes, associated with a particular disease.

For this reason, Millennium has developed or accessed a number of powerful approaches for examining and comparing transcript populations in different cells and tissues representing normal and diseased conditions. Many of these approaches involve conversion of mRNA transcripts into DNA copies known as complementary DNA (cDNA), which is easier to handle than mRNA and can be amplified by the polymerase chain reaction (PCR). Increasingly, these approaches involve the use of cDNA "microarrays" (multiple different cDNAs placed in high-density arrays on various surface types) to determine whether samples of interest contain corresponding mRNAs. Crucial to the success of these approaches are customized software tools developed by Millennium for tracking experiments, generating microarrays and capturing and analyzing data.

Millennium has applied its transcriptional profiling technologies to identify a number of genes with potentially significant roles in various diseases. For example, we applied transcriptional profiling to identify the gene that encodes melastatin, a protein that appears to suppress metastasis (spreading to other tissue) in malignant melanomas.

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

Millennium has developed comprehensively automated processes for high-throughput DNA sequencing as well as a proprietary suite of software tools for the capture, storage and analysis of large volumes of DNA sequence data (including Millennium's proprietary Sequence Explorer(TM) software package). Millennium uses these capabilities to support multiple approaches to gene discovery, including positional cloning projects in human and mouse genetics programs; sequencing of genomic regions surrounding known genes to identify unknown relatives derived by gene-duplication events; and sequencing of cDNA copies made from mRNAs extracted from various cells and tissues.

EXPRESSION CLONING. Among the most interesting proteins in any organism are those that are secreted or that reside on cell surfaces. Secreted proteins often carry signals from one cell/tissue to another. Cell-surface proteins often serve as the receptors for such signals. Most currently approved biotherapeutics are secreted proteins; many current small-molecule drugs and most current antibody therapeutics exert their effects through cell-surface receptors.

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

FUNCTIONAL GENOMICS/DRUG TARGET VALIDATION
Genes discovered by genetic and non-genetic approaches may already be implicated in a disease or some other biological trait of interest. However, significant additional study is often required in order to establish more precisely the specific functions of these genes and the roles they play in the disease or trait of interest. The process of ascribing function to genes is known as functional genomics.

In a pharmaceutical project, the main purpose of functional genomics is to confirm that specific genes or their products may be appropriate targets for new drugs. Such drug "target validation" requires a demonstration that modulating the function of the possible drug target gene (or its product) is likely to have a beneficial therapeutic effect. For non-pharmaceutical applications such as agriculture, the specifics of what is meant by "validation" is different, but the general principle (demonstrating the usefulness of modifying gene function) is the same.

Conversion of newly identified genes into validated drug targets or product candidates is a key step in the overall process of genomics-based product discovery. Efficiency and greater productivity at this stage can provide a significant competitive advantage. Accordingly, we have dedicated a substantial portion of our research and development activities to functional genomics and drug target validation, and to methods to increase the throughput and efficiency of these activities.

One of the major challenges in functional genomics is quickly to reduce the relatively large numbers of potential drug targets (or product candidates) that typically emerge from a high-throughput gene-discovery program to a relatively small number of high-priority candidates for further investigation. Millennium addresses this challenge with a staged approach, starting with high-throughput techniques that require relatively little effort per gene, then gradually increasing our effort on each potential drug target as the total number of drug targets decreases.

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

COMPUTATIONAL BIOLOGY
Using appropriate software tools, it is possible to infer substantial information about a gene's function from its DNA sequence. Information about previously known genes gathered over many years by scientists from around the world can be accessed and analyzed rapidly. Similarities ("homologies") identified between the previously known genes and newly discovered genes provide insight into what functions the new genes may have. Of particular interest are homologies suggesting that a newly discovered gene falls into the same class as genes with known medical or commercial usefulness, such as those encoding the receptors, ion channels and enzymes that are the targets of many current small-molecule drugs.

Millennium's Sequence Explorer software provides powerful tools for accessing and interpreting both public and private Millennium databases of DNA sequence information. We are continually developing enhanced computational capabilities for "mining" DNA sequence data in order to extract the function of the gene (and its protein product) encoded by such DNA sequence.

BENCH BIOLOGY
EXPRESSION PROFILING. Information about where and when a gene is transcribed and translated, and in which cells and tissues and under what circumstances, provides vital clues to the function of that gene. These expression patterns can be determined using a variety of approaches directed towards either the transcription or the translation stage of expression. Ideally, both stages should be monitored, for two reasons. First, not all mRNAs are translated, and it may be important to know which ones are and which ones are not. Secondly, many proteins undergo significant "post-translational" modifications after being synthesized. These modifications cannot be detected by monitoring transcripts and often have crucial effects on the activities of the proteins under investigation.

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

Millennium's platform includes an integrated set of technologies for investigating expression patterns at both the mRNA and the protein level, including cDNA microarrays, in situ hybridization and immunocytochemistry. Millennium has also invested significant resources in building an extensive collection of normal and diseased tissue samples in which the expression patterns of genes of interest can be studied. These technologies and tissue samples have contributed significantly to our validation of a number of genes/gene products as targets for drug discovery. We are also actively developing new proteomics technologies to ascertain differences in expression at the level of translated proteins and/or post-translational modification status.

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

CELLULAR AND ANIMAL MODELS. Important information about the function of a gene can be derived by arranging for expression of the gene to be blocked, or for that gene to be expressed in specific cells or tissues, or in the organism as a whole, at levels higher or lower than usual. For experiments of this type, Millennium has developed significant expertise in the construction and utilization of specialized gene-delivery systems, and in the generation of transgenic and knockout microbes and mice. A "transgenic" organism is one carrying a gene from another species. A "knockout" organism is one in which a particular gene has been disabled. Millennium also has broad experience in a variety of the biochemical and cell-biology assays required to interpret such experiments.

INFORMATICS AND ADVANCED PROCESS TECHNOLOGIES

Successful application of genomics to the discovery of new drugs and other products requires the simultaneous deployment of multiple different technologies across a broad array of experimental procedures. This multi-disciplinary approach presents numerous challenges, ranging from the diversity and complexity of the overall process to the sheer volume of data to capture and interpret.

To address these challenges, Millennium places a heavy emphasis on the use of advanced informatics and process technologies to integrate and accelerate the many diverse activities of its genomics programs. Accordingly, our technology platform includes a number of custom-developed informatics tools, including Sequence Explorer(TM), Expression Explorer(TM), and Sample Manager(TM) that enable users to capture, track and interpret large volumes of data from various activities, such as genotyping, DNA sequencing and expression profiling, and to incorporate data from both Millennium's own programs and published sources into their analyses. Our technology platform also incorporates a high degree of automation, controlled in many cases by proprietary software, and advanced capabilities in analytical instrumentation such as fluorimetry and mass spectrometry.

APPLICABILITY OF TECHNOLOGY PLATFORM
The technologies and processes from gene identification through target validation, and the use of informatics and advanced process technologies, are similar for the development of pharmaceuticals, biotherapeutics, or diagnostic or pharmacogenomic tests. From this point forward in product discovery and development, the processes and methods begin to differ in the different areas. Further discussion of biotherapeutic and diagnostic/pharmacogenomic discovery is in the sections describing MBio and MPMx, respectively.

PHARMACEUTICAL DISCOVERY APPROACHES AND DISEASE PROGRAMS

OVERVIEW
Through the application of our integrated platform of genomics and related technologies, our pharmaceuticals division is engaged in discovering novel drug targets and lead compounds which may be developed into new small-molecule drugs for major human diseases. Such drugs are the mainstay of the traditional pharmaceutical industry. Generally taken orally, they are particularly appropriate for treating chronic diseases that often require the daily administration of medications over many years.

PHARMACEUTICAL DISCOVERY APPROACHES

HIGH-THROUGHPUT SCREENING
In the discovery process for small-molecule drugs, gene products (that is, proteins) which have been validated as suitable targets for therapeutic intervention are configured into screening systems for testing large libraries of compounds to identify those capable of interacting with these drug targets in a useful manner. Various skills are required for success in this process. Each screen must be configured so that it has an easily detectable readout, can be performed economically, is capable of high throughput, is robust enough to process samples of widely differing purity and quality and has appropriate sensitivity and specificity. Implementing the screen then requires diverse skills in sample tracking, automation, data capture and analysis.

Millennium's technology platform incorporates a broad range of skills in the configuration of assays and their implementation as high-throughput screens. We are developing technologies, alone and through collaborations, to configure validated targets into screens in a rapid manner. We believe that these technologies will allow us to eliminate a key bottleneck in the discovery process. During 1998, we formed a number of collaborations and entered into various agreements to allow us access to technology we believe will be useful in screening genomic targets. We currently develop assays and perform all high-throughput screening for the antifungal and antibacterial programs, which are the subjects of our collaborations with Pfizer and AHP, as well as for Millennium drug targets.

In connection with our alliance with Bayer and with our proprietary drug development programs, in 1999 we expect to expand our capabilities in assay development and configuration. We intend to license technologies others have developed and expand our staffing and other internal efforts in this area.

CHEMICAL DIVERSITY
Also key to success in drug discovery is the availability of large, diverse libraries of chemical compounds. Ideally, these libraries encompass both synthetic and natural compounds, since both classes are well represented in the population of drugs currently on the market.

For its drug-discovery programs, Millennium has secured access to a broad range of chemical compounds and natural products. Our sources of synthetic chemicals include libraries made available by Lilly and AHP under the terms of Millennium's collaborations with these companies (see "-- Strategic Alliances"), novel combinatorial libraries synthesized at Millennium and compounds purchased from various sources.

Millennium is currently expanding its efforts to generate additional proprietary synthetic chemistry libraries. We believe that such libraries will be particularly useful sources of pharmacologically active compounds.

Millennium's sources of natural products include a proprietary collection of over 50,000 fungal species collected from numerous sites around the world as well as proprietary transgenic fungi. These transgenic fungi are readily culturable fungi, which we have engineered to synthesize compounds, which are normally made only in fungi that are difficult or impossible to culture. These transgenic fungi provide Millennium with access to a rich diversity of naturally occurring compounds which has not previously been accessible to the pharmaceutical industry.

During 1997, Millennium was issued a United States patent on an approach for generating novel sources of natural compounds involving crossing two incompatible strains of the fungus Aspergillus, resulting in synthesis of compounds not found in either of the parent strains.

DISEASE PROGRAMS

BACTERIAL INFECTIONS
In the field of bacterial infections, we are engaged in identifying and validating new targets for antibacterial drugs and in high-throughput screening to identify potential lead compounds. MPI has formed a collaboration with AHP in this field. See "-- Strategic Alliances --American Home Products Corporation."

Infectious diseases are the third leading cause of death in the United States, and account for 25% of all physician visits. Antibiotics are the second most frequently prescribed class of drugs. Bacterial resistance to antibiotics is a serious problem. For example, drug-resistant pneumococci cause 15,000 cases of meningitis each year in the United States, 7,000 cases of sepsis/bacteremia (blood infections), 150,000 cases of pneumonia and over one million cases of otitis media (ear infections). Between three and 35% of pneumococcal illness is due to drug-resistant strains, depending on geographical location and season of the year. Mortality and hospital length of stay are at least doubled for resistant strains of bacterial organisms compared with strains responsive to treatment. Only one antibiotic, vancomycin, remains effective against hospital-acquired staphylococcal infections.

We are applying our expertise in bacterial genetics and genomics to identify significant numbers of genes that are essential for the growth of pathogenic bacteria, to prioritize these genes on the basis of their likely suitability as targets for novel antibacterial drugs and to pinpoint the molecular targets of compounds identified by other means as having antibacterial activity. In each of 1997 and 1998, AHP accepted three novel targets for antibacterial drug discovery. Targets from this program are now at various stages within the drug discovery process ranging from assay configuration, through screening, to optimization of chemical compounds that interact with the target.

CARDIOVASCULAR DISEASE
Millennium's research program in cardiovascular disease includes projects in atherosclerosis and congestive heart failure. We have formed a strategic alliance with Eli Lilly concerning these projects. See "-- Strategic Alliances-- Eli Lilly and Company."

Heart disease has a prevalence in the United States of approximately 18 million individuals. Its major cause is atherosclerosis. Risk factors for atherosclerosis include gender, elevated cholesterol levels, smoking, high blood pressure, diabetes mellitus and severe obesity. Studies indicate that a person's genetic make-up, as indicated by a family history of heart disease, is the single most significant risk factor for early onset of the disease. However, the genetic basis of atherosclerosis remains largely unclear. Approximately five million Americans suffer from heart failure and an additional 500,000 cases are diagnosed annually. The mortality rate from heart disease is extremely high. Few effective therapies are available.

More than two million people in the United States suffer from the effects of congestive heart failure (CHF) and approximately 400,000 new cases are diagnosed each year. CHF results from altered cardiac muscle mechanics and function in response to various conditions including: hypertension, valvular heart disease, and heart attacks due to atherosclerosis. The response of the cardiac muscle to these conditions is felt to be largely under the genetic control of several, complex signaling pathways. Therefore, it is thought that by modulating novel molecular targets in heart muscle, CHF may be more effectively treated.

MPI's programs in atherosclerosis and CHF use three different approaches to novel gene discovery: human genetics, mouse genetics and expression profiling. The human genetics program is being conducted through collaborations with academic investigators and aims to identify genes responsible for, respectively, early-onset vascular disease and inherited lipid defects in children that promote atherosclerosis in adulthood. Mouse genetic models of both atherosclerosis and congestive heart failure are being used with the goal of identifying genes that modify or protect against developing the disease. Expression profiling approaches are a major gene/target discovery engine in the atherosclerosis and congestive heart failure programs. These studies include an investigation of how biomechanical forces affect gene expression in cells from the walls of blood vessels (atherosclerosis) and how different mechanical or growth factor stimuli affect gene expression in cardiac myocytes (congestive heart failure).

Millennium's efforts in atherosclerosis and CHF have led to the discovery of several genes which appear to play a role in protecting blood vessels from the formation of atherosclerotic lesions or in key signaling pathways involved in regulating cell growth, differentiation and migration - processes that are fundamental to the initiation and progression of cardiovascular disease. Five of these genes have been delivered to Lilly for screening against small molecule compound libraries, including four targets in 1998. In 1998, the US Patent and Trademark Office issued Millennium a number of patents relating to genes discovered in our cardiovascular research programs.

CENTRAL NERVOUS SYSTEM DISEASES
In the field of central nervous system diseases, Millennium is principally using human genetics to identify the genes responsible for affective disorders and schizophrenia and has formed a strategic alliance with AHP. In addition, we are using cDNA approaches to identify genes potentially implicated in the initiation and/or progression of generalized depression, epilepsy and neurodegeneration. See "-- Strategic Alliances -- American Home Products Corporation."

Bipolar affective disorder, also known as manic depression, affects at least two million people in the United States, while the related disorder, common depression, may affect up to 13 million persons. Siblings of people affected with bipolar affective disorder appear tenfold more likely to develop the disease than siblings in the general population, suggesting an underlying genetic basis. Schizophrenia is a debilitating disease of the central nervous system that is characterized by severe cognitive impairment, and that affects approximately 2.5 million people in the United States.

For its studies on the genetics of bipolar affective disorder, Millennium is collaborating with academic investigators who have access to appropriate populations. Genetic linkages have been identified in these populations, and positional cloning efforts are in progress to identify the disease genes, which these linkages represent.

In the area of schizophrenia and schizoaffective disorders, we are collaborating with a consortium of academic clinicians who have access to populations of schizophrenia-prone families that have undergone extensive clinical characterization. Genotyping of individuals in these populations is in progress.

FUNGAL INFECTIONS
In the field of fungal infections, MPI is engaged in the identification and validation of new targets for antifungal drugs and in high-throughput screening to identify potential lead compounds. We are conducting these activities in a collaboration with Pfizer. See "--Strategic Alliances -- Pfizer."

Approximately two million systemic fungal infections (infections involving the bloodstream and/or internal organs) occur annually worldwide. The proportion of hospital-acquired infections in the United States due to fungi (as opposed to other pathogens) nearly doubled from 1980 to 1990, from 6% to over 10% of all such infections. The increasing incidence of systemic fungal infections is due in part to the growing number of patients whose immune systems are compromised due to HIV infection, chemotherapy treatments, increased use of immunosuppressive drugs or aging. Despite current approaches to treatment, the mortality rate in patients with systemic fungal infections is extremely high, ranging from 30% to 80%, depending on the specific fungal infection.

Only two major classes of antifungal drugs are in use today, both of which have significant inadequacies. One class of antifungal drugs, which includes Amphotericin-B, while generally effective against Candida, Aspergillus, and Cryptococcus, must be administered intravenously and has serious side effects in many patients. The other major class of antifungal drugs is the azoles. Azoles are well-tolerated and available in orally active forms. However, they are ineffective against important pathogenic species such as Aspergillus. Moreover, strains of fungal infections that are resistant to the azoles have emerged, particularly in patients with AIDS.

Using our expertise in fungal genetics and genomics and in lead-discovery technologies, Millennium scientists have identified significant numbers of genes that are essential for the growth of pathogenic fungi. Our scientists have prioritized these genes on the basis of their likely suitability as targets for novel antifungal drugs, configured screens to identify compounds active against the most promising antifungal drug targets and conducted several high-throughput screens of large chemical libraries. These activities have led to the discovery of several series of lead compounds that are the subject of ongoing medicinal chemistry optimization.

During 1998, the US Patent and Trademark Office issued Millennium two patents relating to a process for identifying genes essential for a pathogen's survival. We believe that identifying pathogenic survival genes could be an important step in developing novel drugs that can actually kill the pathogen (fungi or bacteria) in question. In contrast, many existing therapeutics merely ameliorate symptoms of the pathogenic disease or slow the growth of the disease-causing organism.

INFLAMMATORY RESPIRATORY DISEASES

In the field of inflammatory respiratory diseases, Millennium is conducting gene identification and drug target validation activities and has formed a strategic alliance with Astra. See "--Strategic Alliances --Astra AB."

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

Millennium currently is undertaking several projects in the field of inflammatory respiratory diseases through human genetics and cDNA approaches. The human genetics program is being conducted in appropriate populations in both China and Europe. The cDNA - based programs are focused on identifying key genes that control immunological conditions important in inflammatory respiratory diseases, including asthma. In this program, high throughput gene-expression analysis and rapid validation methods are being used to identify critical regulatory genes in inflammatory pathways. Millennium scientists have also established several animal disease models expressing physiologic and inflammatory disease markers for use in both gene discovery and gene validation. These programs are generating knowledge and information useful in understanding both respiratory and non-respiratory inflammatory diseases.

OBESITY
In the field of obesity, Millennium is conducting gene identification and drug target validation activities and has formed a strategic alliance with Roche. See "-- Strategic Alliances --Hoffmann-La Roche Inc."

Approximately 34 million individuals in the United States may be classified as obese (greater than 30% above ideal body weight). This serious medical condition has limited therapeutic alternatives and can increase the risk of additional serious medical conditions, such as coronary heart disease, certain cancers and type 2 diabetes. Although obesity is believed to have multiple contributing causes, studies of identical twins suggest that genetic factors are a principal cause of the disease.

We are currently undertaking several projects in the field of obesity, employing animal models, mouse genetics, human genetics and other components of Millennium's technology platform. These have led to the identification of a number of genes responsible for obesity in animal models or strongly implicated in the disease, including: the gene encoding ob-r, the receptor for the hormone leptin, a fundamental regulator of weight and appetite; the gene encoding tub, which we believe is associated with adult onset diabetes; uncoupling protein homologue (UCPH), which regulates metabolism and energy expenditure; and the gene encoding the melanocortin 4-receptor (MC4-R), a G-protein coupled receptor which is an important regulator of body weight. MPI and Roche have conducted drug target identification, validation and development programs with respect to these and other genes. In addition, through collaborations with academic investigators, we are conducting human genetics studies in appropriate populations in the American Midwest and the rural Anhui province of China.

During 1998, Millennium announced that Roche had accepted into its small-molecule screening program two drug targets identified by Millennium, achievements for which Millennium received milestone fees under our strategic alliance agreement with Roche. In addition, the US Patent Office issued Millennium two patents in 1998 related to UCPH. The first relates to the gene encoding UCPH, and the second to a drug screening method. Millennium previously received a U.S. patent relating to diagnostic methods involving UCPH.

ONCOLOGY
In the field of oncology, Millennium is conducting gene identification and small-molecule drug discovery activities related to mechanisms of drug resistance and angiogenesis (formation of blood vessels within and around tumors) in a variety of cancers, including prostate, breast, lung, colorectal cancer and melanoma. Millennium has a strategic alliance with Lilly in select areas within oncology, including prostate cancer and mechanisms of drug resistance, and has granted rights to discoveries and targets in other areas of oncology to Bayer. See "--Strategic Alliances -- Eli Lilly and Company" and "--Strategic Alliances --Bayer AG."

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

We are currently undertaking several projects focusing on the areas of hormone-refractory prostate cancer, mechanisms of drug resistance, apoptosis (cell death), early-stage breast, lung and colon cancers, and mechanisms of angiogenesis using both data base mining and cDNA approaches. We are also using expression profiling technologies to identify genes that function in the progression of a variety of different types of cancer. We have collaborations with major medical centers to gain access to tumor samples. Millennium has identified drug target candidates in multi-drug resistant tumors, hormone-refractory prostate cancer and genes implicated in the initiation and progression of melanomas. We have begun drug target validation studies on these genes, including gene transfer into animal models of cancer progression. During 1998, Millennium was issued a U.S. patent relating to two novel caspase genes, which may be involved in the regulation of apopotosis.

TYPE 2 DIABETES
In its type 2 diabetes research program, Millennium is principally using a gene identification strategy based on human genetics and has formed a strategic alliance with Roche. See "-- Strategic Alliances -- Hoffmann-La Roche Inc."

Approximately 14 million persons in the United States are affected by type 2 diabetes, also known as adult-onset or non-insulin dependent diabetes mellitus (NIDDM). The disease is the seventh leading cause of death in the United States. Studies of identical twins indicate that type 2 diabetes is primarily due to genetic factors. This condition is a complex disorder involving a combination of factors, including the inability of certain tissues to respond to insulin and an inability of the pancreas to produce appropriate levels of insulin.

Millennium's human genetics studies in type 2 diabetes are designed to identify disease genes involved in both of these disease processes. These studies have led to the mapping of a gene, NIDDM2, which may be associated with the development of a form of adult-onset diabetes linked to low insulin secretion.

In November 1996, Millennium and Roche announced the achievement of a research milestone associated with the identification of a gene implicated in the development of type 2 diabetes, and in 1998 Millennium and Roche announced two research milestones associated with genes identified under the collaboration that would move forward into high throughput screening.

In 1998 the US Patent and Trademark Office granted Millennium a patent covering a method for identify candidate drugs for the treatment of type 2 diabetes, as well as a patent covering a test to determine whether an individual has, or is at risk for developing, certain forms of type 2 diabetes.

OTHER PROGRAMS
In addition to the foregoing disease research programs, the Millennium is conducting additional research efforts in the fields of osteoporosis, non-respiratory inflammation and autoimmune diseases, and intends, in connection with the alliance with Bayer, to begin additional efforts in pain, liver fibrosis, hematology, and viral infections during 1999.

STRATEGIC ALLIANCES - MPI

OVERVIEW
In accordance with its overall commercialization strategy, Millennium has formed a number of alliances focused on drug discovery with pharmaceutical partners that have substantial resources and expertise in research, preclinical and clinical development, regulatory issues and marketing. We intend to pursue additional such alliances, as well as other commercialization opportunities through product acquisition, as appropriate.

MPI has formed a total of nine strategic alliances. These agreements include alliances based on the transfer of our technology platform, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which Millennium conducts research funded by its partners. In each of these alliances, Millennium generally has agreed that, while the alliance is in place, we will not conduct certain research, independently or with any commercial third party, that is in the same field covered by the alliance agreement. Millennium has retained commercialization rights to certain therapeutic and diagnostic applications of the discoveries resulting from these funded research programs. See "-- Retained Commercialization Rights."

Each of the agreements governing the strategic alliances is subject to certain contingencies including, in certain instances, early termination rights. In the event that specified additional research, product development and associated regulatory milestones are achieved, our strategic partners will be obligated to make milestone payments to Millennium. Generally, each of these agreements also entitles Millennium to royalties and/or a share of the profits on product sales, which are payable for the longer of the life of the applicable patent or a period of time specified in each agreement.

To realize value from its investment in technology development, and to access additional resources for such development, Millennium has agreed to transfer components of its technology platform to its partners as part of certain of its strategic alliances. These alliances are with companies operating primarily in the pharmaceutical and plant agriculture industries.

Millennium's alliances with Monsanto, Lilly, Astra, Bayer and AHP, as described below, include significant technology transfer components. In each case, Millennium has granted rights to use, and has undertaken to transfer, certain genomics technologies to its partner, primarily technologies for high-throughput sequencing, informatics and transcriptional profiling. Millennium also made certain commitments to provide continuing support for technology it has transferred. Under certain circumstances, Millennium may receive royalties on certain products in whose discovery or development Millennium technologies have played a role.

STRATEGIC ALLIANCES

AMERICAN HOME PRODUCTS CORPORATION
CENTRAL NERVOUS SYSTEM DISORDERS. In July 1996, the Company formed a strategic alliance with the Wyeth-Ayerst division of American Home Products Corporation to discover and develop targets and assays to identify small molecule drugs and vaccines for treatment and prevention of disorders of the central nervous system. The strategic alliance with AHP consists of three major components: central nervous system ("CNS") disease drug-discovery research, informatics technology and support and technology exchange.

In June 1998, Millennium and AHP announced the discovery of a novel gene that regulates the activity of a key ion channel in the brain, that is likely to be involved in CNS disorders. Millennium received a milestone payment in connection with this discovery.

Millennium has focused the CNS drug discovery research program with Wyeth-Ayerst on psychiatric disorders including anxiety, depression, schizophrenia, and bipolar disease. The Wyeth-Ayerst division of AHP has been granted exclusive, worldwide, royalty-bearing rights for the development and marketing of any small molecule drugs and vaccines arising from the collaboration for the prevention and treatment of CNS diseases and disorders. Millennium generally retains rights relating to the worldwide development and marketing of antisense drugs and diagnostic products and services arising from the collaboration. Millennium has granted a right of first refusal to AHP with respect to further opportunities for the joint development of non-vaccine therapeutic proteins and gene therapy products in the CNS field identified in the research program.

The CNS alliance may continue for up to seven years, through August 2003. AHP has the option to terminate the agreement in September 1999 if Millennium has not met certain research objectives, in September 2000 if Millennium has not met certain objectives with respect to technology transfer, or in September 2001 if Millennium has not met additional research objectives.

ANTIBACTERIALS. Through its acquisition of ChemGenics in February 1997, Millennium became engaged in a strategic alliance with AHP to discover novel drug leads for treating bacterial infections in humans.

During 1998, AHP accepted three antibacterial drug targets from Millennium for drug candidate screening. As a result, AHP made a milestone payment to Millennium for each drug target and a bonus payment for delivering six drug targets within the first two years of the agreement.

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

Under the terms of the alliance, AHP is funding and collaborating with Millennium on a five-year program that is due to conclude in December 2001. AHP has the right to terminate in November 1999 if certain research objectives have not been met by that date.

OTHER. Millennium has obtained certain rights to screen its own drug targets against small molecule compound libraries owned by AHP as part of a technology exchange program with AHP.

ASTRA AB
In December 1995, Millennium and Astra formed a strategic alliance in the field of inflammatory respiratory diseases. The agreement also includes a component of informatics technology and support and technology exchange. In December 1998, Astra and Millennium amended the agreement and extended the alliance until December 2003. Astra has the right to terminate the program in December 2001, and would be obligated to make an early termination payment in that case.

The agreement gives Astra exclusive worldwide royalty-bearing rights to develop and commercialize small-molecule drugs in the inflammatory respiratory diseases field based on Millennium's target discoveries arising from the collaboration. Millennium and Astra have agreed to explore opportunities to jointly develop and commercialize therapeutic proteins identified in the research program in the field of inflammatory respiratory diseases. In the absence of an agreement on joint development, Astra has exclusive worldwide rights for therapeutic proteins in the field of inflammatory respiratory diseases delivered by oral inhalation or nasal administration. Millennium and Astra also have agreed to explore opportunities to jointly develop and commercialize antisense drugs identified in the research program. In the absence of an agreement on joint development, Astra has exclusive worldwide rights in the field of inflammatory respiratory diseases for antisense drugs delivered by oral inhalation or nasal administration, as well as co-exclusive worldwide rights in such field for antisense drugs not delivered by oral inhalation or nasal administration. We also have granted Astra a non-exclusive right to use certain genomics technologies. Millennium has retained exclusive rights to all diagnostic and gene therapy applications arising from the strategic alliance research program.

BAYER AG
In September 1998, Millennium and Bayer formed a strategic alliance in the field of pharmaceutical drug discovery. Together, Millennium and Bayer will pursue a new production-oriented approach to rapidly move compounds toward clinical trials based on genomics research. In November 1998, Bayer made an equity investment of $96.6 million in exchange for approximately 4.96 million shares of Millennium common stock, and Bayer paid Millennium $33.4 million as an up-front licensing fee. Future payments which may be made over the full alliance term include $219 million of ongoing license and research program funding, as well as a potential of up to $116 million of performance payments for delivery of targets. Bayer has the right to cancel the agreement after two and three years if certain minimum target delivery objectives are not met.

The primary goal of the alliance is for Millennium to supply 225 drug targets to Bayer over a period of five years. These targets will be relevant for cardiovascular disease, areas of oncology not covered by Millennium's alliance with Lilly, osteoporosis, pain, liver fibrosis, hematology and viral infections. From those identified by the alliance, Bayer will select drug targets for its exclusive use; the remainder will be available to Millennium to use in its own proprietary drug development efforts. In addition, both Millennium and Bayer in certain circumstances have rights to royalty payments on the sale of marketed products.

ELI LILLY AND COMPANY
In October 1995, Millennium and Lilly formed a strategic alliance in the field of atherosclerosis and in March 1996, Millennium and Lilly formed a strategic alliance in select areas within oncology. The atherosclerosis agreement also includes a component of informatics technology and support and technology exchange. Under the terms of the atherosclerosis agreement, Lilly made an $8.0 million equity investment in Millennium. Lilly also agreed to fund five-year programs of atherosclerosis and cancer research by Millennium starting in, respectively, October 1995 and March 1996. In September 1997, Lilly and Millennium expanded the scope of the atherosclerosis research program to include congestive heart failure.

In December 1998, Millennium announced that Lilly had accepted two novel targets for drug candidate screening under the cardiovascular program. This achievement triggered a milestone payment to Millennium.

Each of the agreements provides Lilly with exclusive worldwide royalty-bearing rights to develop and commercialize small-molecule drugs and therapeutic proteins and co-exclusive rights to develop and commercialize gene therapy products for atherosclerosis, congestive heart failure or cancer based on our gene discoveries in the alliance research programs. Millennium has retained exclusive rights to all diagnostic and antisense drug applications arising from the strategic alliance research programs. In addition, Millennium has granted Lilly a right of first negotiation with respect to research programs in the cardiovascular area falling outside of the field of atherosclerosis.

Lilly has granted Millennium non-exclusive rights to use select combinatorial chemistry libraries and high-throughput screening technologies controlled by Lilly to conduct a limited number of screens with our drug targets to identify product candidates for medical indications other than specific medical indications designated by Lilly as being of strategic importance to Lilly. We have exclusive worldwide rights to develop and commercialize such product candidates. Millennium will be required to pay Lilly royalties on the sale of any products that we may identify using Lilly's combinatorial chemistry libraries. Millennium has also granted Lilly a non-exclusive right to use certain genomics technologies (see "-- Strategic Alliances").

Lilly originally had the right to terminate the atherosclerosis agreement at any time after October 1998. In September 1997, based on achievements in several key areas of the program during its first two years, Lilly waived this right and accelerated its commitment to fund the program for a full five years. In December 1998, Millennium and Lilly agreed to extend the oncology alliance to its full term, through March 2001. Lilly retains the right to terminate its research funding obligations under each agreement under various circumstances.

HOFFMANN-LA ROCHE INC.
In March 1994, Millennium and Roche formed a strategic alliance in the fields of obesity and type 2 diabetes. Under the terms of a related stock purchase agreement, Hoffmann-La Roche Ltd. (Basel, Switzerland), a Roche affiliate, made a $6.0 million equity investment in Millennium, and agreed to fund a five-year program of obesity and type 2 diabetes research. In 1998, Millennium and Roche announced two research milestones associated with genes identified under the collaboration that would move forward into high throughput screening. The research phase of the collaboration with Roche will conclude in March 1999.

The agreement provides Roche with exclusive worldwide royalty-bearing rights to develop and commercialize small molecule therapeutics for obesity and type 2 diabetes based on Millennium's target discoveries arising from the collaboration. Roche has an exclusive royalty-bearing right to develop and commercialize therapeutic proteins, antisense drugs, oligonucleotides and gene therapy for obesity and type 2 diabetes outside of North America. Within North America, Millennium has retained the right to develop and commercialize therapeutic proteins, antisense drugs, oligonucleotides and gene therapy for obesity and type 2 diabetes, subject to Roche's right to co-promote such products.

MONSANTO COMPANY
In October 1997, Millennium formed a broad five-year collaboration agreement with Monsanto relating to the application of genomics technologies in Monsanto's life-science-based businesses. Efforts under this alliance are under way primarily in MPI's technology division. In connection with this agreement, Monsanto has established a wholly owned subsidiary, Cereon Genomics LLC ("Cereon"), based in Cambridge, Massachusetts. Millennium granted Cereon and Monsanto an exclusive license to use Millennium's genomics technologies in plant agriculture and certain aspects of dairy agriculture and agreed to collaborate exclusively with Cereon and Monsanto in these fields. Millennium agreed not to compete or grant licenses to others in these fields for a period of ten years after the five-year term of the collaboration. Millennium also granted a non-exclusive license to Monsanto to apply Millennium's genomics technologies outside of these fields.

Monsanto agreed to pay Millennium $118 million in up-front, licensing and technology transfer fees over the five-year term of the agreement. Monsanto also agreed to pay Millennium up to $100 million over five years for achieving mutually determined research objectives and for the payment of royalties to Millennium on the sale of certain products originating from research conducted by Cereon. Millennium was also granted non-exclusive rights outside the field of agriculture to use certain discoveries and technologies developed within Cereon and Monsanto. Millennium realized $38.2 million in revenues associated with technology transfer and license fees, achievement of mutually agreed-upon research objectives, and facilities services under this agreement in 1998, and $38 million in revenues as an up-front payment in 1997.

Monsanto has the right to terminate the agreement in the event that a company with sales exceeding $1 billion in plant agriculture and certain aspects of dairy agriculture acquires more than a specified percentage of the combined voting power of Millennium's outstanding securities or acquires all or substantially all of Millennium's assets.

PFIZER
Through its acquisition of ChemGenics, Millennium also became engaged in a strategic alliance with Pfizer to discover novel drug leads for treating fungal infections in human. Under the terms of this alliance, Pfizer is funding and collaborating with Millennium on a program of antifungal research. This agreement, scheduled to conclude in December 1998, was amended in December 1998 and extended through December 2000.

The agreement provides Pfizer the option to acquire exclusive royalty-bearing worldwide rights to develop and commercialize products to treat human fungal infections discovered as part of the collaboration. If the option is not exercised for a particular candidate product and Pfizer is not developing another product with a similar profile of activity arising from the collaboration, Millennium will be permitted under certain circumstances to develop and commercialize that candidate itself or with third parties. If Millennium or a Millennium licensee sells any such product, we may be required to make a royalty payment to Pfizer.

RETAINED COMMERCIALIZATION RIGHTS

Millennium has retained a broad range of rights to commercialize certain therapeutic and diagnostic applications of discoveries resulting from the disease-focused research programs funded by its strategic partners. These retained rights fall broadly into three categories: small-molecule drugs, biotherapeutics and diagnostics.

In each of its strategic alliances, Millennium has retained the co-exclusive right to use the molecular drug targets that result from the funded research programs to identify and develop small-molecule drugs to treat medical indications that fall outside of the field(s) covered by the alliance from which the target originated. We are using a number of these drug targets and retained rights as the basis for additional drug-discovery programs either on our own behalf or in alliances with other current or future partners.

Millennium has also retained certain exclusive or co-exclusive rights to develop and market therapeutic proteins and antibodies, vaccines and gene therapy and antisense products stemming from discoveries made in MPI's disease-focused drug-discovery alliances. These rights have been transferred to, and are being used by, our MBio subsidiary.

Millennium has retained rights to develop and market diagnostic products and services resulting from the research programs conducted by MPI under the strategic alliances with AHP, Astra, Bayer, Lilly, Roche, and Pfizer. These rights have been transferred to, and are being used by MPMx.



MILLENNIUM BIOTHERAPEUTICS, INC.

Millennium BioTherapeutics, Inc. (MBio) was founded in May 1997 to leverage the MPI genomics and informatics technology platform toward the discovery of new biotherapeutic drugs. As of March 1, 1999, MBio had approximately 80 full-time employees and was contracting with other units within MPI for the services of approximately 40 additional full-time equivalent employees. MBio's core field is biotherapeutic drugs including therapeutic proteins, therapeutic antibodies, gene therapy, antisense therapy, and vaccine products. MPI owns approximately 82% of MBio's voting stock, and Lilly, which made a $20 million equity investment in MBio in 1997, owns 18% of MBio's voting stock.

MBio's initial focus is protein and antibody product discovery efforts. MBio's protein discovery efforts include a genomics-based program that is funded in part by Lilly, working toward identification of therapeutic protein drugs, as well as programs for identification of therapeutic protein opportunities that are exclusive of MBio's relationship with Lilly. MBio's antibody discovery effort is focused on novel antibody drugs in the fields of inflammation and oncology. Potential product opportunities in gene therapy, antisense, and vaccine products may emerge indirectly from our protein and antibody discovery efforts. We intend to attempt to exploit these opportunities by selling rights to assist in funding MBio's efforts in discovery and development of protein and antibody drugs.

MPI has generally agreed to transfer to MBio all product development opportunities and technology rights (including opportunities and rights arising under our collaboration agreements) in MBio's core area of interest which focuses on biotherapeutic proteins and antibodies, vaccines, and gene therapy and antisense products. Reciprocally, MBio has generally agreed to transfer to MPI all product development opportunities and technology rights outside MBio's core area of interest. MPI has also granted to MBio a royalty-free, non-exclusive license to MPI's process technologies and a royalty-free, exclusive license to certain product-related technology, in each case within MBio's core area of interest. Similarly, MBio has granted to MPI a royalty-free, non-exclusive license to MBio's process technologies and a royalty-free, exclusive license to certain product-related technology, in each case outside MBio's core area of interest. In addition, there are agreements providing for contracting of research and administrative services. MBio intends to continue to contract with MPI for certain research services (e.g., DNA sequencing) and certain administrative services.

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

Therapeutic proteins are often divided into two main categories. The first category, which may be termed "replacement therapies," consists of proteins which supplement or replace proteins whose absence or deficiency is an underlying cause of the disease in question. Examples include glucocerebrosidase in Gaucher's disease and factor VIII in hemophilia. The second category, which may be termed "pharmacologic therapies," consists of proteins which stimulate natural processes within the body for therapeutic effect, but whose absence is not an underlying cause of the disease. Examples of pharmacologic therapies include G-CSF, which stimulates the regeneration of neutrophils following cancer chemotherapy, thereby protecting patients against infection, and TPA, which stimulates the breakdown of dangerous blood clots in heart-attack and stroke patients. MBio believes that genomics technologies will enable the identification of many new potential products in both of these categories.

Therapeutic uses of antibodies are based on the unique ability of antibodies to recognize and bind potently to specific molecular shapes. In some cases, the antibody targets a protein or process in the body, which will otherwise have adverse effects. For example, by blocking the aggregation of platelets, ReoPro(R) inhibits potentially dangerous blood clotting after angioplasty. In other cases, the antibody binds specifically to the surface of unwanted cells, such as tumor cells, and initiates the destruction of these cells by the body's immune system. In an alternative but similar approach, a toxin or radioactive label is coupled with the antibody and used to destroy the unwanted cells. MBio believes that genomics technologies will enable the identification of a new generation of targets whose neutralization or recognition by antibodies could have a beneficial therapeutic effect.

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

A vaccine is a preparation that resembles a pathogen in a way that is sufficient to provoke an immune response, but without causing disease. Vaccination primes the immune system to mount a vigorous response upon subsequent exposure to the pathogen in question, preventing development or progression of the disease that the pathogen causes. Historically, the main targets of vaccines have been infectious diseases. Accordingly, the target pathogens have been viruses and bacteria, such as poliovirus and the bacteria, which cause diphtheria, pertussis and tetanus. More recently, there has been a strong interest in developing both preventive and therapeutic cancer vaccines, for which the target "pathogens" are cancer cells. Whatever the nature of the pathogen, proteins that are present on its exterior surface and unique to the pathogen have the potential to provoke pathogen-specific immune responses. Such proteins therefore represent potential constituents of vaccines. MBio believes that genomics technologies will be useful in identifying such proteins.

TECHNOLOGY PLATFORM
As applied at MBio, the key components of the technology platform include high-throughput DNA sequencing, advanced informatics technologies including Sequence Explorer(TM) and Expression Explorer(TM), genetic mapping, transcriptional profiling, high-throughput expression cloning, modified retroviral vector technology for gene expression and in vivo functional validation, and generation of transgenic and knock-out mice. In addition, MBio has external agreements to provide transgenic and knockout mice.

In addition to technologies obtained through MPI, MBio has expanded its platform to include high-throughput mammalian cell- and yeast-based signal sequence expression cloning technologies, development of a proprietary naive antibody phage display library, and "PLATO", an automated cell panning-based antibody phage display technology for high-throughput generation of antibodies and biological validation of genes through functional knock-out strategies.

DISCOVERY PROGRAMS
Discovery research efforts at MBio are currently focused on two major product categories, therapeutic proteins and therapeutic antibodies. In the field of therapeutic proteins, MBio has formed a strategic alliance with Lilly. See "-- Strategic Alliances -- Eli Lilly and Company." MBio is not currently engaged in efforts directed specifically to the discovery of gene therapy, antisense or vaccine products, although it anticipates that it may have programs in these areas in the future.

MBio's therapeutic protein discovery program includes the Lilly collaboration, which is using cDNA-based sequencing, transcription profiling, and genomic sequencing approaches for gene discovery. At present, MBio has discovered and is engaged in research on approximately 100 priority therapeutic protein candidates in various stages of pre-clinical development.

In addition, potential antibody targets have been identified as an outcome of the therapeutic protein discovery effort. The therapeutic focus for MBio's therapeutic antibody efforts is inflammation and oncology. MBio has developed "PLATO", a high-throughput antibody generation platform using phage display technology. "PLATO" allows rapid generation of single-chain antibodies for use as immunohistochemistry reagents as part of antibody target validation.

STRATEGIC ALLIANCES
ELI LILLY AND COMPANY. In May 1997, MBio and Lilly formed a strategic alliance in the field of therapeutic proteins. Under the terms of this alliance, Lilly and MBio each provides half of the funding for a research program at MBio to discover candidate therapeutic proteins, and each receives exclusive rights to half of the therapeutic proteins discovered. Therapeutic antibodies and certain other proteins are excluded from the alliance. In conjunction with the formation of this alliance, Lilly made an equity investment of $20 million in MBio, for which it received approximately 18% of MBio's voting stock. In the event that Lilly achieves specified research, product development and associated regulatory milestones in its development of proteins resulting from the alliance, Lilly will be obligated to make milestone payments to MBio. Lilly also will be obligated to pay royalties to MBio on the sale of certain therapeutic products that may result from the alliance.

Candidate therapeutic proteins identified in the jointly funded research program which meet certain specified criteria become available for selection by either Lilly or MBio for further development. Each company is entitled to select an equal number of the proteins from the pool of qualified candidates, with the companies taking alternating turns to select candidates for further development. Each company is under obligations of diligence to develop each protein it has selected. Any protein that is not diligently developed may be returned to the selection pool, or be transferred to the other partner. Each company has exclusive worldwide rights, sub- licensable under certain conditions, and royalty bearing in the case of Lilly, to develop and commercialize therapeutic proteins it has selected. MBio and Lilly each has royalty-bearing worldwide rights to use proteins from the jointly funded program as drug targets to discover small-molecule drugs. MBio has transferred these rights to Millennium for use by MPI.

Lilly has the right to terminate the research program on its third and its fourth anniversary upon at least 120 days' written notice. Either party may terminate the agreement at any time upon 30 days' written notice if any pharmaceutical or other health care company acquires majority control of the other party.

OTHER AGREEMENTS

MBio and Abgenix, Inc., an antibody technology company, have entered into a development and commercialization agreement that provides MBio access to Xenomouse(TM) technology for two therapeutic antibody targets. Xenomouse(TM) technology involves a genetically engineered mouse that, when exposed to an antigen, produces human antibodies in response. The genes encoding these human antibodies can be deciphered and used to produce candidate therapeutic antibodies for human use. Under the agreement, MBio maintains all commercial rights to human antibodies generated from the Xenomouse(TM) and will pay Abgenix certain development milestones as well as royalties upon product commercialization.

MBio has entered into an agreement with Harvard Medical School that provides MBio with access to various research capabilities. MBio is also participating in academic collaborations established by MPI, and is engaged in a number of consulting, materials transfer, and collaboration agreements with academic investigators and institutions, primarily to allow us access to expertise in validating genes. MBio has also formed several technology acquisition and research collaboration agreements for generation of transgenic and knockout mice, use of phage display technology and use of certain cell lines.

MILLENNIUM PREDICTIVE MEDICINE, INC.

Millennium Predictive Medicine, Inc. ("MPMx") was founded in September 1997 as a wholly owned MPI subsidiary. The MPMx vision is to change the practice of medicine by developing products and services that place information in the hands of clinicians and pharmaceutical researchers, allowing them to improve decisions about drug treatment and other aspects of patient management. MPMx is applying the Millennium technology platform to discover novel molecular markers of disease and drug effects. As of March 1, 1999, MPMx had approximately 40 full-time employees. MPMx initially is focusing its efforts in diagnostics and in pharmacogenomic services.

MPMx's initial commercialization strategy is to seek partners that will provide funding for product research and development and that will have the capability to manufacture and market these products.

MPI has generally agreed to transfer to MPMx all product development opportunities and technology rights (including opportunities and rights arising under our collaboration agreements) in MPMx's core area of interest which focuses on Diagnomics(TM), pharmacogenomics and on generating and integrating diverse biomedical data to provide patient management services to the healthcare industry. Reciprocally, MPMx has generally agreed to transfer to MPI all product development opportunities and technology rights outside MPMx's core area of interest. MPI has also granted to MPMx a royalty-free, non-exclusive license to MPI's process technologies and a royalty-free, exclusive license to certain product-related technology, in each case within MPMx's core area of interest. Similarly, MPMx has granted to MPI a royalty-free, non-exclusive license to MPMx's process technologies and a royalty-free, exclusive license to certain product-related technology, in each case outside MPMx's core area of interest. In addition, there are agreements providing for contracting of research and administrative services. MPMx intends to continue to contract with MPI for certain research services and certain administrative services.

In February 1999, MPMx announced the formation of an alliance with Becton, Dickinson Company ("Becton Dickinson"). Overall, the alliance will aim to develop tests designed to provide individualized diagnostic and prognostic information, assist in treatment selection for patients with cancer, and improve the prediction of patient healthcare outcomes. MPMx will supply markers which are clinically validated to Becton Dickinson for the following cancers: melanoma, cervical, breast, ovarian, uterine, prostate and colon. MPMx and Becton Dickinson will jointly determine which tests, from among diagnostics and pharmacogenomics, will be developed for each type of cancer included in the alliance.

Becton Dickinson will receive exclusive rights to all diagnostic products (with the exception of colon cancer diagnostic products for which it will have co-exclusive rights), and co-exclusive rights to all pharmacogenomic products, developed in the collaboration. The rights to all therapeutic discoveries and to all products outside of the specific cancers included in the alliance will be retained by MPMx. The agreement also provides Becton Dickinson with certain rights of first refusal to commercialize pharmacogenomic products developed by MPMx in connection with drugs to treat these cancers.

The agreement is subject to clearance under the Hart Scott Rodino Antitrust Improvements Act. Upon clearance, Becton Dickinson will make a $15 million equity investment in exchange for approximately 11% of the voting stock of MPMx, as well as an up-front license payment of $3 million. Becton Dickinson has agreed to pay MPMx up to $51.5 million in research funding and additional annual license fees over the five-year term of the agreement. Becton Dickinson has also agreed to pay milestones and royalties to MPMx in connection with the commercialization and sale of any products developed through the alliance. Becton Dickinson has the right to terminate the alliance after three years if MPMx fails to meet certain performance objectives.

BACKGROUND
Despite tremendous advances during the twentieth century, Millennium believes that much medical care is still suboptimal. Many diseases are diagnosed using tests that provide only a snapshot of current symptoms, rather than a predictive assessment of underlying causes. In addition, many diseases are treated with drugs that, while safe and effective in some patients, may be ineffective and even dangerous in others. We believe that genomics and related technologies can make a fundamental contribution to the optimization of medical care by providing tests that report informatively on the underlying causes and likely outcomes of diseases and predict accurately the responses of individual patients to drugs. We also believe that MPMx can gain a competitive advantage in developing such tests and related services through the application of Millennium's integrated platform of genomics and related technologies.

Diagnostic products and services generally have shorter product development and regulatory approval time than therapeutic products. Therefore, Millennium believes that products and services developed by MPMx may be among the first arising from our genomics programs to generate sales revenues.

DIAGNOMICS(TM)
Many current diagnostic tests are directed towards the symptoms, rather than the causes, of the diseases that they are used to diagnose or monitor. As a result, these tests generally provide information only about a patient's current condition. In contrast, Millennium has coined the term "Diagnomics(TM)" to describe genomics-derived molecular diagnostics that assess the underlying causes of diseases rather than just their symptoms. We believe that Diagnomics(TM) products and services will provide information with inherent prognostic, therapeutic and economic implications, enabling a shift in medical care towards planned and cost-effective treatment of the underlying causes of disease. The initial focus for MPMx's Diagnomics(TM) program is in cancer.

PHARMACOGENOMICS
Different people often respond in different ways to the same drug. A drug that is safe and effective in one patient may be toxic and ineffective in another. MPMx believes that such differences in response reflect genetic differences between the individuals concerned. Pharmacogenomic studies seek to establish correlations between specific genetic variations and specific responses to drugs. By establishing such correlations, pharmacogenomics may permit both new and existing drugs to be targeted to those patients in whom they are most likely to be both effective and safe. MPMx therefore expects that the pharmacogenomics products and services it is developing will enable pharmaceutical companies to accelerate clinical trials, improve the success rate of such trials and realize significant extra value from existing drugs and failed clinical development candidates. MPMx further expects that these products and services will allow healthcare organizations to provide improved patient care at the same or lower cost.

MPMx is currently focusing its pharmacogenomics efforts in clinical areas for which there is a strong need for more informed pharmaceutical care. These areas include therapeutic classes for which drug choice has a strong impact on patient outcome, and areas in which a drug that may be very effective and safe for some patients shows potentially life-threatening toxicities for other patients. Examples of the former category include oncology, arrhythmia, and depression; examples of the latter category include hematological toxicity and hepatotoxicity.

For the application of pharmacogenomics to drugs in clinical development, MPMx will pursue strategic alliances with pharmaceutical companies as its initial business model. The objective of these alliances will be to discover molecular markers - at the DNA, RNA, or protein level - of either efficacy or toxicity associated with specific drugs. Such markers may be used for assessing predisposition to efficacy or toxicity or improved assessment of drug response post-administration. Resulting pharmacogenomic tests are expected to improve clinicians' ability to use those drugs in patient management (i.e. the right drug for the right patient). In addition, a pharmacogenomic approach to drug development may improve efficiency by allowing pre-selection of positive responders.

RESEARCH AND DEVELOPMENT
DIAGNOMICS(TM)
The two main phases of the Diagnomics(TM)research program are marker discovery and marker validation. Markers are genes or gene products that are identified with and can be used, in an assay, to diagnose or monitor a particular disease or disease condition. In general, marker discovery involves acquiring and preparing samples, preparing representative cDNA libraries, constructing subtracted libraries, and array profiling. Marker validation involves selection of a subset of candidate markers that are over- or under-expressed in test tumor samples; assay formatting as appropriate; and clinical validation using patient samples.

In addition to the research funded by the oncology Diagnomics(TM) alliance with Becton Dickinson, MPMx may conduct internally funded research to position ourselves for further diagnostics collaborations.

Millennium owns two issued U.S. patents relating to the gene that encodes melastatin, a protein that appears to suppress metastasis in malignant melanomas. MPMx has a license under these patents for the development of Diagnomics(TM) products and services.

PHARMACOGENOMICS
MPMx has preliminary plans to develop a pharmacogenomics research program in oncology. The program would involve laboratory-based discovery (including bioinformatics analyses), bioinformatics-based discovery, and clinical validation.

RESEARCH AND DEVELOPMENT

Millennium's total research and development expenses were $114.2 million, $74.8 million, and $34.8 million for 1998, 1997 and 1996, respectively. Revenues under collaborative research and development agreements totaled $133.7 million, $89.9 million, and $31.8 million in 1998, 1997, and 1996, respectively.

SIGNIFICANT CUSTOMERS

Substantially all of Millennium's revenues are derived from our strategic alliances. In 1998, revenues from our strategic alliances with Bayer, Monsanto, Lilly, and AHP accounted for approximately 25%, 29%, 15% and 15%, respectively, of the Company's total revenues. Millennium has three alliances with Lilly and two alliances with AHP. A loss of any of these strategic alliance partners could have a material adverse effect on the Millennium's business, financial condition and results of operations. See "-- Strategic Alliances " and "-- Factors That May Affect Results -- Reliance on Strategic Partners."

PATENTS AND PROPRIETARY RIGHTS

As of March 1, 1999, Millennium and its subsidiaries own, or are the exclusive licensee under, more than 500 pending U.S. and international patent applications and 25 issued U.S. patents. Millennium seeks United States and international patent protection for the genes, proteins and small molecule drug leads that it discovers, as well as therapeutic, diagnostic and pharmacogenomic products and processes, drug screening methodologies, transgenic animals and other inventions based on such genes, proteins and small molecules. Our commercial success will depend in part on obtaining such patent protection. We also intend to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used to discover and characterize genes, proteins and small molecules and which may be used to develop novel therapeutic, diagnostic and pharmacogenomic products and processes.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Millennium, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of Millennium's pending patent applications will result in issued patents. We cannot assure that Millennium will develop additional proprietary technologies that are patentable, or that any patents issued to either Millennium or our strategic partners will provide a basis for commercially viable products. We cannot assure that any issued patents will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not adversely affect our ability to do business. In addition, patent law relating to the scope of claims in the technology fields in which Millennium operates is still evolving, and the extent of protection for our proprietary discoveries is therefore uncertain. We cannot assure that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or design around the patented technologies that we develop. In addition, others may discover uses for genes, proteins and small molecules other than those uses covered in our patents and patent applications, and these other uses may be separately patentable. It is possible, therefore, that we could be excluded from selling a product for which we have a composition of matter claim if another party were to hold a patent covering the use of a product of that same composition.

Millennium has applied for patent protection for novel, full-length genes, partial gene sequences of novel genes and novel uses for known genes identified through its research programs. There has been and continues to be uncertainty regarding the patentability of partial gene sequences and full-length genes absent functional data and the scope of patent protection available for full-length genes and partial gene sequences. Based on recent technological advances in gene sequencing technology, a number of groups other than Millennium are attempting to rapidly identify gene sequences, whose functions have not been characterized. Washington University (in conjunction with Merck & Co., Inc.) and The Institute for Genomic Research (in collaboration with the National Center for Biological Information) have made certain gene sequences available in publicly accessible databases. It is possible that these and other similar disclosures could adversely affect our ability to obtain patent protection for full-length genes claimed in subsequent patent applications. We routinely conduct searches of publicly available databases to determine whether other parties have previously identified gene sequences corresponding to the various partial gene sequences and full-length genes that Millennium has discovered. To the extent any patents issue to other parties on such gene sequences, the risk increases that Millennium's or Millennium's partners' potential products and processes may give rise to claims of patent infringement.

Others may have filed and in the future are likely to file patent applications covering inventions that are similar or identical to those we have filed. We cannot assure that any such patent application will not have priority over patent applications we have filed. We believe that certain of our patent applications cover genes that may also be claimed in patent applications filed by other parties. Interference proceedings before the USPTO may be necessary to establish which party was the first to invent a particular gene.

Our potential products and services may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our potential products and services may give rise to claims that they infringe the patents of others. Other parties could bring legal actions against Millennium or our strategic partner claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products and services. If any such actions are successful, in addition to any potential liability for damages, Millennium or our strategic partner could be required to obtain a license in order to continue to manufacture or market the affected products and processes. We cannot assure that we or our strategic partners would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. If Millennium becomes involved in such litigation, it could consume a substantial portion of the our managerial and financial resources.

There is substantial uncertainty concerning whether human clinical data will be required for issuance of patents for human therapeutics. If such data is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, utility will be determined on a case-by-case basis. Moreover, we cannot assure that the USPTO's position will not change with respect to what is required to establish utility for biotechnology inventions.

Millennium relies upon trade secret protection for its confidential and proprietary information. We believe that we have developed proprietary technology for use in gene discovery and characterization, including proprietary genetic marker sets, proprietary software (including proprietary software for the capture, storage and analysis of DNA and protein sequence data) and an integrated informatics system. We have not sought patent protection for many of these technologies. In addition, Millennium has developed databases of proprietary gene sequences and biological information, which are updated on an ongoing basis. We have taken security measures to protect our data and we continue to explore ways to further enhance data security. We cannot assure, however, that such measures will provide adequate protection for our trade secrets or other proprietary information. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we cannot assure that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

Millennium's academic collaborators have certain rights to publish data and information in which we have rights. While we believe that the limitations on publication of data developed by its collaborators pursuant to its collaboration agreements will be sufficient to permit Millennium to apply for patent protection, there is considerable pressure on academic institutions to publish discoveries. We cannot assure that such publication would not affect our ability to obtain patent protection for some inventions in which we may have an interest.

Millennium is a party to various license agreements that give us rights to use certain technologies in our research and development processes. We cannot assure that we will be able to continue to license such technology on commercially reasonable terms, if at all. Our failure to maintain rights to such technology could have a material adverse effect on our business, financial condition and results of operations.


GOVERNMENT REGULATION
Millennium is applying its technologies to the discovery and development of therapeutic and diagnostic products including: small-molecule drugs, biotherapeutic proteins and antibodies, vaccines, gene therapy and antisense products and genomic-based and proteomic-based diagnostic and pharmacogenomic products. The FDA in the United States, comparable authorities in other countries, will regulate Millennium and our proposed products in a variety of ways. These regulatory authorities and other federal, state, and local entities apply to, among other things, the preclinical and clinical testing, safety, effectiveness, approval, clearance, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of our proposed products.

FDA approval or clearance of our proposed products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals or clearance from the FDA can be costly, time consuming, and subject to unanticipated delays. There can be no assurance that approvals or clearances of our proposed products, processes, or facilities will be granted on a timely basis, or at all. Moreover, if Millennium fails to obtain approval or clearance, we would be unable to market the proposed products. If approvals are delayed, our ability to market proposed products would be adversely affected. Approval or clearance may include significant limitations on indicated uses for which a product could be marketed. In addition, the product approval or clearance could be subject to suspension or withdrawal under certain circumstances.

Any diagnostic testing products that Millennium may develop will be regulated in the United States as medical devices. Prior to introduction into interstate commerce, medical devices must be found "substantially equivalent" to a legally marketed Class I or Class II device or to a Class III device for which the FDA has not required premarket approval. In order to demonstrate substantial equivalence, a manufacturer must submit a premarket notification (510(k)) under section 510(k) of the Food Drug and Cosmetic Act (the Act). FDA may require additional data to support a substantial equivalence determination, and there is no assurance FDA will find a device substantially equivalent. If FDA finds that a device is not substantially equivalent, the manufacturer may ask the FDA to make a risk-based classification to place the device in Class I or Class II. However, if a timely request for risk-based classification is not made, or if FDA determines that a Class III designation is appropriate, an approved premarket approval application (PMA) will be required before the device may be marketed.

The PMA approval process is lengthy, expensive, and typically requires, among other things, extensive data from pre-clinical testing and a well-controlled clinical trial or trials that demonstrates a reasonable assurance of safety and effectiveness. There is no assurance that review will result in timely or any PMA approval, and there may be significant conditions of approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements. In addition, although diagnostic devices are exempt from investigation device exemption (IDE) approval requirements for clinical trials under certain specified circumstances, FDA may notify a sponsor that an approved IDE is required before clinical trials may commence. If FDA requires an approved IDE, there is no guarantee that the agency will approve the IDE, and an IDE approval process could result in significant delay.

Certain devices may be exempt from premarket notification, but other regulatory requirements will apply, including the Food, Drug and Cosmetic Act's general controls, for example, the Quality System Regulations governing current good manufacturing practices (cGMP) and enforced with periodic inspections, the Medical Device Reporting (MDR) requirements, and the adulteration and misbranding provisions of the Act.. Permission to market may be suspended or withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

The MDR regulations require that reports be submitted to FDA to report device-related deaths, serious injuries, and malfunctions the recurrence of which would likely cause serious injury or death. MDRs can result in agency action such as inspection, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because MDRs are publicly available, they can also become the basis for private tort suits, including class actions. Depending on their significance, MDRs could have a material adverse effect on Millennium's business, financial condition, results of operations, and ability to market its products.

If a manufacturer makes a change to a device cleared for marketing under section 510(k) that is a major change in intended use, or is a change to design, material, composition, energy source, or manufacture that could significantly affect the safety and effectiveness of the marketed device, a new 510(k) will be required before the modified device may be marketed. Changes to approved PMA devices that affect safety and effectiveness require supplemental PMA approvals before the modified PMA device may be marketed. Failure to obtain timely or any approval for changes to marketed devices could have a material adverse effect on Millennium's business, financial condition, and results of operations.

The process required by the FDA before drug or biological products may be approved for marketing in the United States generally involves (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication, (iv) submission to the FDA of a marketing application and (v) FDA review of the marketing application in order to determine, among other things, whether for a new drug, the product is safe and effective for its intended uses or whether, for a biological product, the product is safe, pure and potent, and the facility in which it is manufactured, processed, packed or need meets standards designed to assume the products continued safety, priority, and potency. There is no assurance that the FDA review process will result in product approval on a timely basis, or at all.

An IND is a submission which the sponsor of a clinical trial of an investigational new drug or biological product (such as a vaccine) must make to the FDA, and which the agency must allow to become effective before clinical trials may commence. The IND submission must include, among other things preclinical testing; a description of the sponsor's investigational plan; protocols for each planned study; chemistry, manufacturing, and control information; pharmacology and toxicology information; and a summary of previous human experience with the investigational drug or biological product.

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

Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to cGMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. There can be no assurance that submission of an IND will result in the ability to commence clinical trials.

Clinical trials can involve the administration of the investigational new drug or biologic to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety, the effectiveness criteria to be evaluated and a statistical plan to evaluate the study results. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the authority of an Institutional

Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. During Phase I, when the drug or biologic is initially administered, often to healthy human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. When a new product is found to have an effect and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may place clinical trials on hold at any point in this process, among other reasons, if it concludes that clinical subjects are being exposed to an unacceptable health risk.

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

In November 1997, Congress amended the Food and Drug Modernization Act of 1997 and eliminated certain previously required filings including Product License Applications (PLAs), which were previously required to market biologic products, and Establishment License Applications (ELAs), which were previously required to obtain biologic manufacturing establishment licenses. All biologic products are now subject only to the BLA process. The FDA has proposed regulations to implement BLAs. Although the FDA's intent in promulgating new regulations for biologics has been, in part, to lessen the burdens of the regulatory approval process, there can be no assurance that any new regulations, will have the effect of reducing review times.

Changes to approved drug and biological products that affect safety or effectiveness require approved supplemental applications, as do changes in manufacturing that have a substantial potential to adversely affect product safety or effectiveness. Such supplemental applications must be approved before the product may be marketed as modified.

Both before and after approval or clearance is obtained, a product, its manufacturer, and the sponsor of the marketing application for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval or clearance process, or thereafter (including after approval or clearance) may result in various adverse consequences, including FDA delay in approving, clearing or refusal to approve or clear a product, or suspension, revocation or withdrawal of an approval or clearance. Violations of regulatory requirements may also result agency enforcement actions including voluntary or mandatory recall, seizure of products, fines, injunctions and/or civil or criminal penalties.

In addition, the nature of marketing claims that Millennium will be permitted to make in the labeling and advertising of its products will be limited to those specified in an FDA clearance or approval, and claims exceeding those that are cleared or approved will constitute violation of the Act. Millennium's advertising of its products will also be subject to regulation by the Federal Trade Commission (FTC) under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject Millennium to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and recision of contracts. Violations of FTC enforcement orders could result in substantial fines or other penalties.

Whether or not FDA approval has been obtained, approval of a therapeutic product by comparable government regulatory authorities in foreign countries must be obtained prior to marketing such product in such countries. Further, applicable FDA export requirements must be met. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements.

In addition to regulations enforced by the FDA, Millennium also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Millennium's research and development involves the controlled use of hazardous materials, chemicals and various radio active compounds. Although we believe that our safety procedures for storing, handling, using an disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contaminations or injury form these materials cannot be completely eliminated. In the event of such an accident, Millennium could be held liable for any damages that result and any such liability could have a material adverse effect.

COMPETITION

Millennium faces, and will continue to face, intense competition from organizations such as large pharmaceutical, biotechnology, and diagnostic companies, as well as academic and research institutions and government agencies. We are subject to significant competition from organizations that are pursuing the same or similar technologies as those which constitute our technology platform and from organizations that are pursuing pharmaceutical or diagnostic products that are competitive with our potential products. Most of the organizations competing with us have greater capital resources, research and development staffs and facilities, and greater experience in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing capabilities than Millennium.

Research in the field of genomics is highly competitive. Our competitors in the genomics area include, among others, public companies such as Genome Therapeutics Corporation, Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Myriad Genetics, Inc. and Axys Therapeutics, Inc., as well as private companies and major pharmaceutical companies. Universities and other research institutions, including those receiving funding from the federally funded Human Genome Project, also compete with Millennium. A number of entities are attempting to rapidly identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function of such genes or gene fragments. In addition, certain other entities are pursuing a gene identification, characterization and product development strategy based on positional cloning. Millennium's competitors may discover, characterize or develop important genes in advance of Millennium. We also face competition from these and other entities in gaining access to DNA samples used in research and development projects. We expect competition to intensify in genomics research as technical advances in the field are made and become more widely known.

In the field of small-molecule drug discovery and development we compete with other companies using using advanced technologies for assay configuration, high-throughput screening and combinatorial chemistry as well as with companies using conventional methods of discovering and developing drugs for the treatment of disease. In the future we may also have to compete with new non-gene therapy treatments which may be developed by our competitors. A number of commercial entities, including major established biotechnology and pharmaceutical companies, as well as development stage entities, currently are involved in the discovery and development of small-molecule drugs. The number and diversity of Millennium's drug discovery programs are comparable to those of major pharmaceutical companies. However, such pharamaceuticals companies have significantly larger organizations and financial resources than Millennium. In most or all of the disease areas for which it is trying to discover drugs, Millennium also faces competition from biotechnology companies focused on particular therapeutic areas or classes of drug targets.

Our primary competition in the development of biotherapeutics is from major pharmaceutical and biotechnology companies including Human Genome Science, Lilly, American Home Products, Schering Plough, Novo Nordisk, Amgen, Genentech, Immunes, and Biogen. Several pharmaceutical and biotechnology companies have an established presence in the field of biotherapeutic development and therapeutic protein production.

In the diagnostics and pharmacogenomics fields, we compete primarily with other genomic companies such as Genset and Axys Pharmaceuticals as well as certain collaborative ventures involving pharmaceutical and biotechnology companies such as diaDexus (joint venture of Smith Kline Beecham and Incyte Pharmaceuticals).

We rely on our strategic partners for support in our disease research programs and we intend to rely on our strategic partners for preclinical evaluation and clinical development of potential products and manufacturing and marketing of products. Each of Millennium's strategic partners is conducting multiple product development efforts within each disease area that is the subject of its strategic alliance with us. Generally, our strategic alliance agreements do not restrict the strategic partner from pursuing competing development efforts. It is therefore possible that any Millennium product candidate could be subject to competition with a potential product under development by a strategic partner.

EMPLOYEES

As of March 1, 1999, Millennium, including its subsidiaries, had approximately 730 full-time employees, of whom approximately 180 hold Ph.D. or M.D. degrees and approximately 270 hold other advanced degrees, approximately 580 are engaged in research and development activities and approximately 150 are engaged in business development, finance, operations support and administration. Millennium currently has plans to hire up to approximately 200 additional employees by the end of 2000.


FACTORS THAT MAY AFFECT RESULTS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be considered to be forward-looking statements. Although this is not a complete list, we use the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere in this Annual Report on Form 10-K.

UNCERTAINTIES RELATING TO TECHNOLOGICAL APPROACHES; RISKS RELATED TO PRODUCT DEVELOPMENT. To date, we have not developed or commercialized any products or services based on our genomics and related technologies. Millennium's lead programs and development focus have been primarily directed to disease that may be linked to several or many genes, working in combination. The scientific and medical communities have a limited understanding relating to the role of genes in these diseases. Relatively few products and services based on gene discoveries have been developed and commercialized. Our technological approach to gene identification and target validation may not consistently enable Millennium to successfully identify and characterize genes that predispose individuals to diseases.

Any therapeutic, diagnostic or pharmacogenomic products and services based on gene discoveries that Millennium or any of our current and future strategic partners may develop in the future will require significant research, development, testing and regulatory approvals prior to commercialization. Development of these products and services will be subject to the risks of failure that accompany the development of products and services based on new technologies. These risks include the possibilities that any products or services based on these technologies will be found to be ineffective, unreliable or unsafe, or otherwise fail to receive necessary regulatory approvals; that products or services, if safe and effective, will be difficult to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude us or our strategic partners from marketing products or services; and that third parties will market superior or equivalent products or services.

Accordingly, even if Millennium is successful in identifying genes associated with specific diseases, there can be no assurance that our gene discoveries will lead to the development of therapeutic and diagnostic products capable of addressing these diseases. The failure to successfully commercialize products based on Millennium-discovered genes would have a material adverse effect on our business, financial condition and operating results.

HISTORY OF OPERATING LOSSES; ANTICIPATION OF FUTURE LOSSES; UNCERTAINTY OF ADDITIONAL FUNDING. To date, substantially all of our revenues have resulted from payments from strategic partners. We have not yet generated any therapeutic or diagnostic products or services that have entered preclinical studies. We have not generated any revenue from therapeutic or diagnostic product sales. We anticipate that it will be a number of years, if ever, before we will recognize revenue from therapeutic or diagnostic product sales or royalties.

As of December 31, 1998, Millennium had an accumulated deficit of approximately $89 million including a non-recurring charge of $83.8 million in 1997 for acquired in-process research and development related to the acquisition of ChemGenics. We may incur losses for at least the next several years, or may show periods of profitability and periods of losses. Losses may increase as we expand our infrastructure, research and development, and commercialization activities. To achieve sustained profitability, Millennium, alone or with others, must successfully develop therapeutic, diagnostic and pharmacogenomic products or services, conduct clinical trials, obtain required regulatory approvals and successfully manufacture, market and sell such therapeutic or diagnostic products or services. The time required to reach commercial revenue and profitability is highly uncertain. Millennium may not be able to achieve any such revenue and profitability on a sustained basis, if at all.

Our approach of applying a comprehensive platform of genomics and related technologies in the discovery of life-science based products and services has required that Millennium establish a substantial scientific infrastructure. Millennium has consumed substantial amounts of cash to date and expects capital and operating expenditures to increase over the next several years as we expand our infrastructure, research and development, and commercialization activities.

We believe that existing cash and investment securities and anticipated cash flow from existing strategic alliances will be sufficient to support our operations for the foreseeable future. Our actual future capital requirements, however, will depend on many factors, including progress of our development and discovery programs, the number and breadth of these programs, costs associated with acquisition of products and other opportunities, achievement of milestones under strategic alliance arrangements, our ability to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of our strategic partners. Other factors that may affect our future capital requirements include the level of our activities relating to commercialization rights it has retained in its strategic alliance arrangements, competing technological and market developments, costs associated with acquiring rights to technologies developed outside Millennium, costs associated with facility expansion, costs associated with collection of patient information and DNA samples, costs involved in enforcing patent claims and other intellectual property rights and the costs and timing of regulatory approvals.

We expect that Millennium will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings or additional strategic alliance and licensing arrangements. Such additional financing may not be available when needed, or may not be available on terms that are favorable to Millennium or our stockholders. To the extent we raise additional capital by issuing equity securities, ownership dilution to stockholders will result. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that are unfavorable, either of which could have a material adverse effect on our business, financial condition and results of operations. In the event that adequate funds are not available, our business would be adversely affected.

RELIANCE ON STRATEGIC PARTNERS. Millennium's strategy for development and commercialization of therapeutic, diagnostic and pharmacogenomic products and services based upon our gene discoveries depends upon the formation of various strategic alliances. We may not be able to establish additional strategic alliance or licensing arrangements necessary to develop and commercialize products and services based upon our discovery and development programs. Any such arrangements or licenses may not be on terms favorable to us. Moreover, any current or future strategic alliances or licensing arrangements ultimately may not be successful.

In certain of our strategic alliances, we are dependent on our partners for the development, regulatory approval, and commercialization of therapeutic, diagnostic and pharmacogenomic products and services based on the results of these collaborative programs. The agreements with these strategic partners allow them significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our strategic partners devote to our discovery and development programs or to the potential products or services which may result from these programs.

If any of our strategic partners were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully in a timely manner, our discovery and development programs, including the preclinical or clinical development or commercialization of products or services, would be delayed or terminated. Any such delay or termination could have a material adverse effect on our business, financial condition and results of operations.

We rely on our strategic partners for strategic alliances in support of our discovery and development programs. We could be required to devote additional internal resources to our product and service development, or scale back or terminate certain development programs or seek alternative collaborative partners, if funding from one or more of our collaborative programs were reduced or terminated.

Disputes may arise in the future with respect to the ownership of rights to any technology developed with strategic partners. These and other possible disagreements between strategic partners and Millennium could lead to delays in the collaborative research, development or commercialization of certain products and services, or could require or result in litigation or arbitration, which could be time consuming and expensive. Such disagreements could have a material adverse effect on our business, financial condition and results of operations.

Recently there have been a significant number of consolidations among pharmaceutical companies. Any such consolidation involving a company with which Millennium is collaborating could result in the diminution or termination of, or delays in, the development or commercialization of products or research programs under one or more of our strategic alliances.

In each of our strategic alliances, we generally agree not to conduct certain research and development, independently or with any commercial third party, that is in the same field as the research and development conducted under the alliance agreement. Consequently, these arrangements may have the effect of limiting the areas of research and development we may pursue, either alone or with others. Our strategic partners, however, may develop, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of our collaborations with such partners. Competing products and services, either developed by a strategic partner or to which the strategic partner has rights, may result in the partner withdrawing financial and related support for our product and service candidates, which could have a material adverse effect on Millennium's business, financial condition and results of operations.

All of our strategic alliance agreements are subject to termination under various circumstances. Each strategic partner has the right to terminate its agreement with Millennium (while maintaining rights and licenses to certain Company discoveries) should we fail to meet certain performance criteria specified in the relevant strategic alliance agreement. Certain of our strategic alliance agreements provide that, upon expiration of a specified period after commencement of the agreement, our strategic partner has the right to terminate the agreement on short notice without cause. We may not be able to successfully negotiate a continuation of such agreements, if we seek to do so. The termination or non-renewal of any strategic alliance could have a material adverse effect on our financial condition and results of operations.

RISKS ASSOCIATED WITH ESTABLISHMENT OF SUBSIDIARIES. Millennium has adopted a strategy of establishing business divisions and subsidiaries in order to pursue multiple business opportunities and increase our capabilities and involvement in the later stages of drug discovery and development. In 1997, we organized three subsidiaries, MBio, MPMx and MInfo. During 1998, we combined MPMx and MInfo. We do not hold all of the equity in MBio and, if the alliance between MPMx and Becton Dickinson receives clearance under the Hart-Scott-Rodino Antitrust Improvements Act, we will not hold all of the equity of MPMx. We anticipate that there could be additional minority stockholders in both subsidiaries in the future.

Millennium has sought to develop both informal and formal relationships between and among subsidiaries and divisions to provide each unit within the overall group with access to the assets and capabilities of the overall group that are relevant to the business of the particular unit. However, conflicts could arise in the future between or among Millennium and its divisions and subsidiaries with respect to, among other things, future business opportunities and the sharing of rights, technologies, facilities, administrative services or other resources.

Certain officers and directors of Millennium, including Mark Levin, Chief Executive Officer and Chairman of the Board of Directors, and Steven Holtzman, Chief Business Officer, currently serve as directors of each of the subsidiaries. Mr. Levin also serves as the President of MBio. Our present executive officers and managers may assume other positions within Millennium's current or future subsidiaries, causing them to be unavailable to serve the parent company or to reduce the amount of time they devote to its affairs. Furthermore, members of the Board of Directors of Millennium and the officers of Millennium who are also affiliated with one or more of the subsidiaries will be required to consider not only the short-term and long-term impact of operating decisions on the parent company, but also the impact of such decisions on the subsidiaries. In some cases, the impact of such decisions could be disadvantageous to Millennium or to any or all of the subsidiaries. Conflicts may arise among the parent company and its subsidiaries and/or the minority stockholders of such subsidiaries, which could have a material adverse effect on our business, financial condition or results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS. As part of our business strategy, we may acquire assets and businesses relating or complementary to our operations and business. Such acquisitions could include companies, specific technology, or in-licensed products that are in later stages of development than those in our current programs. Any acquisitions we may make will be accompanied by the risks commonly encountered in acquisitions of companies or products. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes, the difficulty and expense of assimilating the operations, acquired technology and personnel of the acquired businesses, the potential disruption of our ongoing business, diversion of management time and attention, and the potential failure to achieve anticipated financial, operating and strategic benefits from such acquisitions.

In order to finance any such acquisition, it may be necessary for Millennium to raise additional funds through public or private financing. Such financing, if available at all, may be on terms which are not favorable to us, and, in the case of equity financings, may result in dilution to Millennium stockholders.

There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions. If Millennium is unsuccessful in doing so, our business, financial condition and results of operations could be materially and adversely affected.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH. We have significantly increased the scale of our operations to support the expansion of our disease research programs and our strategic alliances, including expansion due to the acquisition of ChemGenics in 1997, the organization during 1997 of subsidiaries, the initiation of a major strategic alliance with Monsanto in October 1997 and the initiation of an alliance with Bayer in November 1998. This expansion has included the hiring of a significant number of additional personnel. As of March 1, 1999, Millennium and its subsidiaries had approximately 730 full-time employees, an increase of 210 employees since March 1, 1998. We plan to hire up to approximately 200 new employees by the end of 1999. In addition to hiring new employees, our growth has required and will continue to require the acquisition of significant amounts of additional equipment, including software and informatics resources, and the leasing of additional facilities.

Our growth has resulted in an increase in responsibilities placed upon management and has placed added pressures on our operational and financial systems. Our ability to manage such growth effectively will depend upon our ability to broaden our management team and to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base. If we are unable to manage growth effectively, such inability could have a material adverse effect on our business, financial condition and operating results.

INTENSE SCIENTIFIC AND COMMERCIAL COMPETITION. The fields of genomics and pharmaceuticals are highly competitive. Millennium's competitors in the genomics area include, among others, public companies such as Genome Therapeutics Corporation, Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Myriad Genetics, Inc. and Sequana Therapeutics, Inc., as well as private companies and major pharmaceutical companies. Universities and other research institutions, including those receiving funding from the federally funded Human Genome Project, also compete with Millennium. A number of entities are attempting to rapidly identify and patent randomly sequenced genes and gene fragments, typically without specific knowledge of the function of such genes or gene fragments. In addition, certain other entities are pursing a gene identification, characterization and product development strategy based on positional cloning and other genomics technologies.

Many of the organizations competing against Millennium have greater capital resources, research and development staffs and facilities, and greater experience in drug discovery and development, obtaining regulatory approvals and product manufacturing and greater marketing capabilities than us. Our competitors may discover, characterize or develop therapeutic or diagnostic products or services for important genes in advance of Millennium or may make discoveries which render non-competitive or obsolete the products or services that Millennium or our strategic alliance partners may seek to develop, any of which could have a material adverse effect on any related Millennium disease research program. We expect competition to intensify in genomics research as technical advances in the field are made and become more widely known.

Generally, our strategic alliance agreements do not restrict the strategic partner from pursuing competing development efforts. Any product candidate of Millennium, therefore, may be subject to competition with a potential product under development by a strategic partner.

PATENTS AND PROPRIETARY RIGHTS; THIRD PARTY RIGHTS. Millennium's commercial success will depend in part on obtaining patent protection on gene discoveries and on products, methods and services based on such discoveries. As of March 1, 1999, Millennium and its subsidiaries own, or are the exclusive licensee under, more than 500 pending U.S. and international patent applications and 25 issued U.S. patents.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Millennium, are generally uncertain and involve complex legal and factual questions. Patent law relating to the scope of claims in the technology fields in which Millennium operates is still evolving, and the extent of protection for our discoveries is therefore uncertain. We may not be issued patents in respect of the patent applications that we file relating to our technology pending patent applications will result in issued patents. Millennium may not develop additional proprietary technologies that are patentable, and any patents issued to either Millennium or our strategic partners may not provide a basis for commercially viable products. Any issued patents may not provide us with any competitive advantages or may not be challenged by third parties.

The patents of others may adversely affect our ability to do business. For example, others may independently develop similar or alternative technologies, duplicate any of our technologies, or design around the patented technologies we develop. In addition, others may discover uses for genes, proteins and small molecules other than those uses covered in our patents and patent applications, and these other uses may be separately patentable. It is possible, therefore, that we could be excluded from selling a product for which we have a composition of matter claim if another party were to hold a patent covering the use of a product of that same composition. It is also possible that Millennium could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties, or if we initiate litigation against others.

Millennium has applied for patent protection for novel, full-length genes, partial gene sequences of novel genes and novel uses for known genes identified through its research programs. There has been and continues to be uncertainty regarding the patentability of partial gene sequences and full-length genes absent functional data and the scope of patent protection available for full-length genes and partial gene sequences. Based on recent technological advances in gene sequencing technology, a number of groups other than Millennium are attempting to rapidly identify gene sequences, whose functions have not been characterized. Washington University (in conjunction with Merck & Co., Inc.) and The Institute for Genomic Research (in collaboration with the National Center for Biological Information) have made certain gene sequences available in publicly accessible databases. It is possible that these and other similar disclosures could adversely affect our ability to obtain patent protection for full-length genes claimed in subsequent patent applications. We routinely conducts searches of publicly available databases to determine whether other parties have previously identified gene sequences corresponding to the various partial gene sequences and full-length genes that Millennium has discovered. To the extent any patents issue to other parties on such gene sequences, the risk increases that Millennium's or Millennium's partners' potential products and processes may give rise to claims of patent infringement.

Others may have filed and in the future are likely to file patent applications covering inventions that are similar or identical to inventions that we have made. Any such patent applications covered have priority over patent applications filed by Millennium. We believe that certain of our patent applications cover genes that may also be claimed in patent applications filed by other parties. Interference proceedings before the United States Patent and Trademark Office may be necessary to establish which party was the first to discover a particular gene.

Our potential products and services may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our potential products and services may give rise to claims that they infringe the patents of others. Other parties could bring legal actions against Millennium or our strategic partner claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products and services. If any such actions are successful, in addition to any potential liability for damages, We or our strategic partner could be required to obtain a license in order to continue to manufacture or market the affected products and processes. We cannot assure that we or our strategic partners would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. We believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. If Millennium becomes involved in such litigation, it could consume a substantial portion of the our managerial and financial resources.

There is substantial uncertainty concerning whether human clinical data will be required for issuance of patents for human therapeutics. If such data is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Although the USPTO issued new utility guidelines in July 1995 that address the requirements for demonstrating utility for biotechnology inventions, particularly for inventions relating to human therapeutics, utility will be determined on a case-by-case basis. Moreover, we cannot assure that the USPTO's position will not change with respect to what is required to establish utility for biotechnology inventions.

Millennium relies upon trade secret protection for its confidential and proprietary information. We believe that we have developed proprietary technology for use in gene discovery and characterization, including proprietary genetic marker sets, proprietary software (including proprietary software for the capture, storage and analysis of DNA and protein sequence data) and an integrated informatics system. We have not sought patent protection for many of these technologies. In addition, Millennium has developed databases of proprietary gene sequences and biological information, which are updated on an ongoing basis. We have taken security measures to protect our data and we continue to explore ways to further enhance data security. We cannot assure, however, that such measures will provide adequate protection for our trade secrets or other proprietary information. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we cannot assure that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

Millennium's academic collaborators have certain rights to publish data and information in which we have rights. While we believe that the limitations on publication of data developed by its collaborators pursuant to its collaboration agreements will be sufficient to permit Millennium to apply for patent protection, there is considerable pressure on academic institutions to publish discoveries. We cannot assure that such publication would not affect our ability to obtain patent protection for some inventions in which we may have an interest.

Millennium is a party to various license agreements that give us rights to use certain technologies in our research and development processes. We cannot assure that we will be able to continue to license such technology on commercially reasonable terms, if at all. Our failure to maintain rights to such technology could have a material adverse effect on our business, financial condition and results of operations.

IMPACT OF THE YEAR 2000
The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. It is possible that this incorrect recognition of dates could cause system failures or miscalculations of data. If these errors were to occur in Millennium systems, they could cause us to be unable to process data and engage in normal business activities.

Millennium has determined that we have Year 2000 exposure in the following areas: (i) software and hardware embedded in our laboratory equipment and used in our research and development programs, (ii) computer software and hardware used in our business and facilities operations and (iii) computer systems used by vendors and suppliers with whom we do business. In addition, we have Year 2000 exposure with respect to internally developed informatics application software that is used by Millennium and certain alliance partners who have access to our technology platform.

Millennium has a Year 2000 task force that is evaluating our internal computer programs, systems and equipment and overseeing our Year 2000 efforts. We are using both internal and external resources to identify potential issues, costs and solutions to address Year 2000 concerns. For this effort, we are using procedures outlined in the Government Accounting Office's Y2K Guide. We have completed a preliminary inventory of our informatics applications, and we are conducting an in-depth assessment of this inventory. In addition, we have inventoried a substantial amount of software and hardware embedded in our laboratory and facilities equipment as part of our effort to determine Year 2000 compliance. We are also making inquiries of our important suppliers and vendors to assess their Year 2000 readiness. We have inventoried software used in our business operations as well. We intend to identify critical systems and equipment on which to focus our inquiries and testing.

To date, we have identified aspects of our computer hardware, network infrastructure and business systems that are not Year 2000 compliant. We have obtained and begun to implement vendor recommendations for correcting these deficiencies. We have also identified aspects of internally developed software applications that are not Year 2000 compliant and have begun testing and corrective programs in this area. In addition, we expect to complete an inventory and assessment of critical laboratory and facilities equipment and systems by the end of the first quarter of 1999. We expect to complete testing and remediation for critical computer hardware, network infrastructure, business systems and internally developed software applications by the end of the third quarter of 1999. We expect to complete testing and any remediation of critical laboratory and facilities equipment by the end of the year. We are not experiencing and do not anticipate any forward-looking problems.

At the current time, we expect to be able to correct the problems of which we are aware in a reasonable and timely manner. As we have not completed our evaluation of all of our critical systems, software or equipment, there can be no assurance that we will not find problems that will require us to incur substantial costs to correct or will disrupt our business. Should such problems occur, they could have a material adverse effect on our business, financial position or results of operations.

We do not currently have contingency plans for all critical aspects of our systems and operations in the event that we or any of our important suppliers or vendors are not able to become Year 2000 compliant. We expect to develop contingency plans for critical areas if we determine that we or any important vendors or suppliers are not likely to become Year 2000 compliant.

We have not incurred material remediation costs to date and we do not currently expect that the aggregate cost of our efforts will be material to our operations or financial position taken as a whole. However, it is possible that remediation costs will be greater than we anticipate and that such costs could have a material adverse effect on our financial position or results of operations. Our alliance partners or collaborators may also experience disruption as a result of the Year 2000 issue. If our alliance partners and collaborators experience disruption, it is possible that our alliances with these partners could be adversely affected, which could have a material adverse effect on our financial position and results of operations.

There can be no assurance that we will identify all Year 2000 compliance problems as a result of our efforts or that we will be able to correct compliance problems that are identified in a timely manner. If we are unable, in a timely manner, to identify and correct compliance problems in critical systems and equipment, our business, financial position and results of operations could be adversely affected.

UNCERTAINTY OF GOVERNMENT REGULATORY APPROVALS. The FDA, FTC and comparable agencies in foreign countries impose substantial requirements upon the manufacturing and marketing of human therapeutic, diagnostic and vaccine products and services such as those proposed to be developed by Millennium or its strategic alliance partners. Failure to comply with applicable regulations or to obtain the necessary marketing clearances or approvals will significantly impair Millennium's ability to market its products and services. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other clearances or approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. We and/or our strategic alliance partners may encounter significant delays or excessive costs in our efforts to secure necessary clearances, approvals or licenses.

Because certain of the products likely to result from the our research and development programs involve the application of new technologies and may be based on a new therapeutic approach, such products may be subject to substantial additional review by various governmental regulatory authorities. As a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. For example, proposals to conduct clinical research involving gene therapy at institutions supported by the National Institutes of Health ("NIH") must be approved by the Recombinant DNA Advisory Committee ("RAC") and the NIH. In addition, the U.S. Government has recently established a working group to assess whether additional regulations in the area of genetic testing may be appropriate, which could result in further regulation.

There can be no assurance that FDA or other clearances or approvals will be obtained in a timely manner, if at all. Any delay in obtaining, or the failure to obtain, such clearances or approvals could materially adversely affect our ability to generate product or service or royalty revenues. Furthermore, such clearances or approvals may include significant limitations on indications for use for which the product or service may be marketed. Even if FDA or other clearances or approvals are obtained, the marketing and manufacturing of diagnostic and therapeutic products are subject to continuing FDA and other regulatory review. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including, suspension, revocation, or withdrawal of product approvals or clearances and/or withdrawal of the product from the market. Violations of the Act or regulatory requirements at any time during the product development process, approval process, or after approval may result agency enforcement actions, including voluntary or mandatory recall, seizure of products, fines, injunctions and/or civil or criminal penalties. Any such agency action could have a material adverse effect on Millennium.

Millennium cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Any such requirements could delay or prevent regulatory approval or clearance of products under development. Any such requirements could have a material adverse effect on Millennium's business, financial condition, results of operations, and ability to market its products.

Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. Millennium is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Millennium could be held liable for any damages that result and any liability could exceed our resources.

UNCERTAINTY ASSOCIATED WITH PRECLINICAL AND CLINICAL TESTING. The grant of regulatory approval for the commercial sale of any of our potential products will depend in part on us and/or our strategic alliance partner successfully conducting extensive preclinical and clinical testing to demonstrate the product's safety and efficacy in humans. We have limited experience in conducting preclinical and clinical development activities. Neither Millennium nor any strategic alliance partner has submitted an IND to the FDA for any product candidate based upon our discoveries.

The results of preclinical studies by Millennium and/or our strategic alliance partners may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. In addition, results attained in early human clinical trials relating to the products under development may not be indicative of results that will be obtained in later clinical trials. As results of particular preclinical studies and clinical trials are received, we and/or our strategic alliance partners may abandon projects which we might otherwise have believed to be promising.

We may not be permitted to undertake and complete human clinical trials of any of our potential products, either in the U.S. or elsewhere. If such trials are permitted. The products under development covered have undesirable side effect or other characteristics that may prevent them from being approved or limit their commercial use if approved. Clinical testing is very expensive, and we and/or our strategic alliance partners will have to devote substantial resources for the payment of clinical trial expenses.

In certain circumstances we may rely, in part, on our strategic alliance partners, academic institutions and on clinical research organizations to conduct and monitor certain clinical trials. Such entities may not conduct the clinical trials successfully. Furthermore, we will have less control over such trials than if Millennium were the sole sponsor. As a result, these trials may not begin or be completed as planned. Failure to begin or complete any of our planned clinical trials could have a material adverse effect on our business, financial condition or results of operations.

ABSENCE OF SALES AND MARKETING EXPERIENCE; LIMITED MANUFACTURING CAPABILITY. Although Millennium plans to rely significantly on strategic alliance partners for the marketing and distribution of its products and services once developed, we may market and sell certain of our products and services directly and may engage in certain other marketing activities in collaboration with our strategic alliance partners. During 1999, we intend to consider joint development, merger, or acquisition opportunities that could provide Millennium with access to products on the market or in later stages of commercial development than those represented within our current programs. We have no experience in sales, marketing or distribution. We do not expect to establish a direct sales capability until such time as we have one or more products or services in development which are approaching marketing approval.

To the extent Millennium enters into marketing or distribution arrangements with strategic alliance partners, any revenues we receive will depend upon the efforts of third parties. Any third party may not market our products and services successfully any third-party collaboration may not be on terms favorable to us. If any marketing partner did not market a product or service successfully, our business and financial results would suffer. If our plan to rely on strategic alliance partners for significant aspects of marketing and selling our products were unsuccessful for any reason, Millennium would need to recruit and train a marketing and sales force which would require us to incur significant additional costs.

Millennium may not be able to attract and build a sufficient marketing staff or sales force, the cost of establishing such a marketing staff or sales force may not be justifiable in light of any product or service revenues, and our direct sales and marketing efforts would be successful. In addition, if Millennium succeeds in bringing one or more products or services to market, we may compete with other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may not enable us to compete successfully against such other companies.

Millennium does not have commercial-scale facilities to manufacture any products under development in accordance with current Good Manufacturing Practices ("GMP") requirements prescribed by the FDA. We expect to be dependent on third party manufacturers or collaborative partners for our clinical trials and commercial production of products. In the event that we were unable to obtain contract manufacturing, we may not be able to commercialize our products. Where third-party arrangements are established, we expect to depend upon these third parties to manage our clinical trials and meet our production needs in a timely manner. Any such third parties we depend on may not perform. Any failures by third parties could delay clinical trial development or the submission of products for regulatory approval, impair our ability to commercialize products as planned and deliver products on a timely basis, or otherwise harm our competitive position, all of which could have a material adverse effect on our business, financial condition or result or operation.

If we determined to develop our own manufacturing capabilities, we would need to recruit qualified personnel and build or lease the requisite facilities and equipment. We do not have any experience in manufacturing on a commercial scale and do not have manufacturing facilities or equipment. We may not be able to successfully develop our own manufacturing capabilities in a cost-effective or timely manner. In addition, the manufacture of any potential Millennium products regulated by the FDA and comparable agencies in foreign countries. Our delay in complying, or our failure to comply with these agencies' manufacturing requirements could materially adversely affect the marketing of our products and our business, financial condition and results of operations.

AVAILABILITY OF, AND COMPETITION FOR, FAMILY RESOURCES. Our gene identification strategy includes genetic studies of families and populations prone to particular diseases. These studies are based upon statistical analyses of disease inheritance patterns and require the collection of large numbers of DNA samples from affected individuals, their families and other suitable populations. We are dependent upon collaborations with a number of academic centers for the identification of donor populations and the collection and supply of the DNA samples used in its human disease gene research programs. The availability of DNA samples from large, family-based or other suitable populations is therefore critical to our ability to discover the genes responsible for human diseases through human genetic approaches. The competition for these resources is intense and certain of our competitors have obtained rights to significantly more family resources than we have obtained. We may not be able to obtain access to DNA samples necessary to support our human gene discovery programs and any material lack of availability of such DNA samples would have an adverse effect on our business.

ATTRACTION AND RETENTION OF KEY EMPLOYEES AND CONSULTANTS. We are highly dependent on the principal members of our management and scientific staff, none of whom is bound by a long-term employment agreement. The loss of services of any of these personnel could impede significantly the achievement of our development objectives and could have a material adverse effect on our business, financial condition and operating results. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. There is intense competition among pharmaceutical and health care companies, universities and nonprofit research institutions for experienced scientists, and there can be no assurance that we will be able to attract and retain personnel on acceptable terms.

In addition, we rely on our scientific advisors to assist us in formulating our discovery and developing strategy. All of the scientific advisors are employed by employers other than Millennium and have commitments to other entities that may limit their availability to us. Some of our scientific advisors also consult for companies that may be competitors of Millennium.

DEPENDENCE ON RESEARCH COLLABORATORS AND SCIENTIFIC ADVISORS. We have relationships with collaborators at academic and other institutions who conduct research at our request. Such collaborators are not Millennium employees. All of Millennium's consultants are employed by employers other than us and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to Millennium. As a result, we have limited control over their activities and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes involved in human disease and commercialize products based on those discoveries may depend in part on continued collaborations with researchers at academic and other institutions. We may not be able to negotiate additional acceptable collaborations with collaborators at academic and other institutions and our existing collaborations may not be successful.

Our research collaborators and scientific advisors sign agreements which provide for confidentiality of Millennium's proprietary information and results of studies. There can be no assurance, however, that we will be able to maintain the confidentiality of our technology and other confidential information in connection with every collaboration, and any unauthorized dissemination of our confidential information could have an adverse effect on our business.

UNCERTAINTY OF THERAPEUTIC AND DIAGNOSTIC PRICING, REIMBURSEMENT AND RELATED MATTERS. Millennium's business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of therapeutic, diagnostic and pharmacogenomic products and services. Cost control initiatives could decrease the price that we or any of our strategic partners receives for any therapeutic, diagnostic and pharmacogenomic products or services in the future and have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on our strategic partners, Millennium's ability to commercialize our products and to realize royalties may be adversely affected.

The ability of Millennium and any strategic partner to commercialize therapeutic, diagnostic and pharmacogenomic products and services may depend in part on the extent to which reimbursement for the products and services will be available from government and health administration authorities, private health insurers and other third party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products and services. Third party payors, including Medicare, increasingly are challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic and diagnostic products and services and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Any third party insurance coverage may not be available to patients for any products and services discovered and developed by Millennium or our strategic partners. If adequate coverage and reimbursement levels are not provided by government and other third party payors for our products and services, the market acceptance of these products and services may be reduced, which may have a material adverse effect on our business, financial condition and results of operations.

PRODUCT LIABILITY EXPOSURE. Clinical trials, manufacturing, marketing and sale of any of Millennium's or our strategic partners' potential therapeutic products may expose Millennium to liability claims from the use of such therapeutic products. We currently do not carry product liability insurance. There can be no assurance that we or our strategic partners will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of therapeutic products developed by Millennium or our strategic partners. A product liability claim or recall could have a material adverse effect on the business or financial condition of Millennium. While under certain circumstances we are entitled to be indemnified against losses by its strategic partners, there can be no assurance that this indemnification would be available or adequate should any such claim arise.

ITEM 2. PROPERTIES

The Company's facilities currently consist of an aggregate of approximately 560,000 square feet of office, research and laboratory space in several locations in Cambridge, Massachusetts, pursuant to leases and subleases that expire from 1999 to 2014.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of the executive officers of the Company.

     Name                Age                     Position
     ----                ---                     --------
Mark J. Levin            48      Chairman of the Board, Chief Executive Officer
                                 and Director
Steven H. Holtzman       45      Chief Business Officer
Frank D. Lee, Ph.D.      47      Chief Research Technology Officer
Michael Pavia, Ph.D.     43      Chief Technology Development Officer
Kevin Starr              36      Chief Financial Officer


Mark J. Levin has served as Chairman of the Board of Directors since March 1996, Chief Executive Officer of the Company since November 1994, and as a director of the Company since inception. From 1987 to 1994, Mr. Levin was a partner at Mayfield Fund ("Mayfield") a venture capital firm, and co-director of its Life Science Group. While employed with Mayfield, Mr. Levin was the founding Chief Executive Officer of several biotechnology and biomedical companies, including Cell Genesys Inc., CytoTherapeutics Inc., Tularik Inc. and Focal, Inc. Mr. Levin holds an M.S. in Chemical and Biomedical Engineering from Washington University. Mr. Levin also serves on the Board of Directors of CytoTherapeutics Inc and Focal, Inc.

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

Kevin Starr joined Millennium in February 1997 as Vice President of Finance, Millennium BioTherapeutics and became Chief Financial Officer of Millennium Pharmaceuticals in January 1999. Mr. Starr was Corporate Controller of Biogen, Inc. from 1994 to 1997 and Manager of Financial Analysis from 1991 to 1994. Mr. Starr also worked in various financial positions at Digital Equipment Corporation from 1984 to 1991. He earned a Master of Science in Finance from Boston College and a Bachelor of Arts from Colby College. Mr. Starr also serves on the Board of Trustees of Cambridge Savings Bank.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET PRICE OF AND DIVIDENDS ON MILLENNIUM'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of Millennium has been traded on the NASDAQ National Market under the symbol MLNM since May 6, 1996. Prior to May 6, 1996, Millennium's Common Stock was not publicly traded. On March 15, 1999, the closing price for the sale of a share of Millennium's Common Stock on the NASDAQ Stock Market was $34.375. The following table sets forth for the periods indicated the high and low closing prices per share of our Common Stock as reported by the NASDAQ National Market.

                                             1997
                                             ----
                                 High                      Low
                                 ----                      ---
        First Quarter          $ 21.50                   $13.625
       Second Quarter          $ 17.50                   $ 13.00
        Third Quarter          $21.125                   $ 12.50
       Fourth Quarter          $ 21.25                   $ 16.75
                                             1998
                                             ----

                                 High                      Low
                                 ----                      ---
        First Quarter           $22.38                   $17.75
       Second Quarter           $19.00                   $14.13
        Third Quarter           $18.69                   $10.57
       Fourth Quarter           $25.88                   $14.75

(b)       RECENT SALES OF UNREGISTERED SECURITIES

On November 10, 1998, Millennium sold 4,957,660 shares of Common Stock, $.001 par value per share, of Millennium to Bayer AG, a corporation organized and existing under the laws of Germany, in exchange for an aggregate of $96,600,000.

No person acted as an underwriter with respect to the above transaction. Millennium relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for the exemption from the registration requirements of the Securities Act, since no public offering was involved.

On March 15, 1999, Millennium had approximately 394 stockholders of record. Millennium has never declared or paid any cash dividends on its Common Stock. We currently intend to reinvest earnings, if any, to support the development of our business and do not expect to pay cash dividends for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated by reference from Millennium's 1998 Annual Report to Stockholders under the heading "Selected Financial Data", which appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Millennium's 1998 Annual Report to Stockholders under the heading "Management's Discussions and Analysis of Financial Condition and Results of Operations", which appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed as part of this Annual Report on Form 10-K are listed under Item 14 below and are incorporated by reference from the Company's 1998 Annual Report to Stockholders under the heading "Financial Statements and Notes Thereto", which appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's two most recent fiscal years there have been no disagreements with our independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item (with respect to Directors) is incorporated by reference from the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders to be held on June 2, 1999 (the "Proxy Statement").

The required information about Executive Officers of the Company is contained in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

The information required regarding executive compensation is incorporated by reference from the information under the captions "Election of Directors -- Compensation for Directors," "Executive Compensation," "Report of the Compensation Committee" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K or are incorporated by reference from the Company's 1998 Annual Report to Stockholders.

1. The following financial statements (and related notes) of Millennium are incorporated by reference from the 1998 Annual Report to Stockholders.

Report of Independent Auditors on Financial Statements                       20

Consolidated Balance Sheets at December 31, 1998 and 1997                    21

Consolidated Statements of Operations
  for the years ended December 31, 1998, 1997, and 1996                      22

Consolidated Statements of Cash Flows
  for the years ended December 31, 1998, 1997, and 1996                      23

Statements of Stockholders' Equity
   for the years ended December 31, 1998, 1997 and 1996                      24

Notes to Financial Statements                                                26

  *Refers to page number of 1998 Annual Report to Stockholders

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

(b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

                  1. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 1998.




         The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: Millennium, Millennium Pharmaceuticals, Millennium Predictive Medicine, Millennium Information, Millennium BioTherapeutics, MBio, MPMx, MInfo, Diagnomics(TM), Sequence Explorer, Expression Explorer, and Sample Manager . Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned, duly authorized officers of Millennium have signed this report on Millennium's behalf.


                                        MILLENNIUM PHARMACEUTICALS, INC.


                                            By:      /s/ Mark J. Levin
                                                     ---------------------------
                                                     Mark J. Levin
                                                     Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below, on behalf of the Company, in the capacities and on the dates indicated.

Signature                         Title                                        Date
---------                         -----                                        ----
/s/ Mark J. Levin                 Chief Executive Officer and Director         March 18, 1999
Mark J. Levin                     (Principal Executive Officer)

/s/ Steven H. Holtzman            Chief Business Officer                       March 18, 1999
Steven H. Holtzman

/s/ Kevin Starr                   Chief Financial Officer (Principal           March 18, 1999
Kevin Starr                       Financial and Accounting Officer)

/s/ Joshua Boger                  Director                                     March 18, 1999
Joshua Boger, Ph.D.

/s/ Eugene Cordes                 Director                                     March 18, 1999
Eugene Cordes, Ph.D.

/s/ A. Grant Heidrich             Director                                     March 18, 1999
A. Grant Heidrich, III

/s/ William W. Helman             Director                                     March 18, 1999
William W. Helman

/s/ Raju Kucherlapati             Director                                     March 18, 1999
Raju Kucherlapati

/s/ Eric S. Lander                Director                                     March 18, 1999
Eric S. Lander, Ph.D.

                                  Exhibit Index


         The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.       Description
-----------       -----------
(2)       3.1     Amended and Restated Certificate of Incorporation of the Company

(2)       3.2     Amended and Restated Bylaws of the Company

(1)       4.1     Specimen Certificate for shares of Common Stock, $.001 par value, of the
                  Company

(8)(1)   10.1     1996 Director Option Plan

(1)      10.2     Third Amended and Restated Investors' Rights Agreement, as amended, dated
                  February 1, 1996 by and among the Company and the persons named on the signature pages thereto.

(1)      10.3     Agreement dated as of August 10, 1995 by and between the Company and Joshua
                  Boger.

(1)      10.4     Agreement dated as of August 10, 1995 by and between the Company and Eugene
                  Cordes.

(1)      10.5     Agreement dated as of April 21, 1993, by and between the Company and Raju
                  Kucherlapati.

(1)      10.6     Letter Agreement dated November 30, 1994 by and between the Company and Mark
                  J. Levin.

(1)      10.7     Letter Agreement dated April 14, 1994 by and between the Company and Steven H.
                  Holtzman.

(1)      10.8     Promissory Note dated March 15, 1996 made in favor of the Company by Steven H.
                  Holtzman.

(1)      10.9     Master Lease Agreement dated March 22, 1993 by and between the Company and
                  Comdisco, Inc.

(1)      10.10    Loan and Security Agreement dated October 28, 1994 by and between the Company and MMC/GATX Partnership No. 1

(1)      10.11    Master Equipment Lease Agreement dated July 14, 1995 by and between the
                  Company and Lighthouse Capital Partners, L.P.

(1)      10.12    Loan Agreement dated February 15, 1996 by and between the Company and
                  Lighthouse Capital Partners, L.P.

(4)      10.13    Form of Master Equipment Lease Financing Agreement, as
                  amended, dated September 19, 1996 by and between the Company and GE Capital Corporation.

(7)      10.14    Amendment to Master Equipment Lease Agreement dated June 16, 1997 by and between the Company and GE Capital Corporation.

(1)      10.15    Lease Agreement dated August 25, 1993, as amended, by and between the Company and the Massachusetts Institute of Technology.

(4)      10.16    Lease Agreement dated October 26, 1996 by and between the Company and Fort
                  Washington Limited Partnership

(5)      10.17    Lease Agreement between the Company and Old Cambridge Realty Trust, Inc.

(5)      10.18    Form of Sub-Lease Agreement, dated June 28, 1996, by and
                  between the Company (as successor to ChemGenics) and
                  PerSeptive Biosystems, Inc.

(6)      10.19    Lease dated March 28, 1997 by and between the Company and Old Cambridge
                  Property LLC

(6)      10.20    Subordination Non-Disturbance and Attornment Agreement dated March 28, 1997 by and among LaSalle National Bank, as Trustee for Asset Securitization
                  Corporation Commercial Mortgage Pass-Through Certificates, Series D-4, Old
                  Cambridge Property LLC and the Company.

(7)      10.21    Lease dated May 15, 1997 by and between the Company and Massachusetts
                  Institute of Technology.

(11)     10.22    Lease dated November 17, 1997 by and between the Company and FC 45/75 Sidney,
                  Inc.

(12)     10.23    Lease dated June 12, 1998 by and between the Company and 270 Albany Street
                  Realty Trust.

(12)     10.24    Lease dated June 17, 1998 by and between the Company and TransAmerica Business
                  Credit Corporation.

+(1)     10.25    Sponsored Research Agreement dated March 25, 1994 by and between the Company and F. Hoffman-La Roche Ltd.

+(1)     10.26    Research and License Agreement dated October 3, 1995 by and between the
                  Company and Eli Lilly and Company.

+(1)     10.27    Research and License Agreement dated December 9, 1995 by and between the
                  Company and Astra AB.

+        10.28    Amended and Restated Research and License Agreement dated December 22, 1998 by and between MPI and Eli Lilly and Company .

+(3)     10.29    CNS Research, Collaboration and License Agreement
                  effective as of August 1, 1996 by and between American Home
                  Products Corporation and the Company.

+(3)     10.30    Bioinformatics Access and License Agreement effective as
                  of August 1, 1996 by and between American Home Products
                  Corporation and the Company.

+(3)     10.31    Transcription Profiling Technology Access and License
                  Agreement effective as of August 1, 1996 by and between
                  American Home Products Corporation and the Company.

+(5)     10.32    Collaborative Research Agreement, dated as of January 1,
                  1995, by and between the Company (as successor to ChemGenics)
                  and Pfizer, Inc.

+(5)     10.33    License Option, License and Royalty Agreement, dated as
                  of January 1, 1995, by and between the Company (as successor to ChemGenics) and Pfizer, Inc.

+(5)     10.34    Collaborative Research and License Agreement, dated as
                  of November 1, 1996, by and between the Company (as successor to ChemGenics) and American Home Products Corporation,
                  represented by its Wyeth-Ayerst Laboratories division.

+(5)     10.35    License Agreement, dated as of June 28, 1996, by and
                  between the Company (as successor to ChemGenics) and
                  PerSeptive Biosystems, Inc.

(5)      10.36    Master Agreement, dated as of May 7, 1996, by and
                  between the Company (as successor to ChemGenics) and
                  PerSeptive Biosystems, Inc.

(5)      10.37    Amendment, dated November 22, 1996, to the Master Agreement dated May 7, 1996 between the Company (as successor to ChemGenics) and PerSeptive Biosystems,
                  Inc.

(5)      10.38    Omnibus Amendment Agreement dated December 18, 1996
                  between the Company (as successor to ChemGenics) and
                  PerSeptive Biosystems, Inc.

(5)      10.39    Consulting and Interim Services Agreement dated as of June 28, 1996, by and between the Company (as successor to ChemGenics) and PerSeptive Biosystems,
                  Inc.

(5)      10.40    Confidentiality and Non-Competition Agreement dated as of June 28, 1996, by and between the Company (as successor to ChemGenics) and PerSeptive
                  Biosystems, Inc.

(5)      10.41    Amendment, Consent and Waiver dated January 18, 1997 by and among the Company,
                  ChemGenics and American Home Products Corporation acting through its
                  Wyeth-Ayerst Division ("Wyeth-Ayerst").

(5)      10.42    Letter Agreement dated January 18, 1997 by and among the Company, ChemGenics and Pfizer, Inc.

(5)      10.43    Letter Agreement dated January 18, 1997 by and among the Company, ChemGenics and PerSeptive Biosystems, Inc.

(5)      10.44    Amendment to Collaborative Research and License Agreement dated March 20, 1997 by and among the Company, ChemGenics and Wyeth-Ayerst.

+(7)     10.45    Sponsored Research Agreement by and among Whitehead Institute for Biomedical
                  Research, Affymetrix, Inc., Bristol-Myers Squibb Company and the Company dated
                  April 28, 1997.

+(7)     10.46    Consortium Member Agreement by and among Affymetrix,
                  Inc., Bristol-Myers Squibb Company and the Company dated April
                  28, 1997.

+(7)     10.47    Collaboration Agreement by and among the Company, Millennium BioTherapeutics,
                  Inc. ("MBio") and Eli Lilly and Company dated as of May 28, 1997.

+(7)     10.48    Technology Transfer and License Agreement by and between
                  the Company and MBio dated as of May 28, 1997.

+(7)     10.49    Rights Exchange Agreement by and between the Company and MBio dated as of May
                  28, 1997.

+(9)     10.50    Agreement dated October 27, 1997 by and among the Company, Monsanto Company and Cereon Genomics Inc. (formerly Monsanto Agricultural Genomics II LLC).

  (10)   10.51    Agreement and Plan of Merger dated January 20, 1997 by and among the Company, CPI Acquisition Corp. and ChemGenics
                  Pharmaceuticals, Inc.

+ (13)   10.52    Agreement dated September 22, 1998 by and between the Company and Bayer AG.

+ (13)   10.53    Investment Agreement dated September 22, 1998 by and between
                  Bayer AG and the Company.

+ (13)   10.54    Registration Rights Agreement dated November 10, 1998 by and between Bayer AG and the Company.

+        10.55    Amendment No. 1 dated December 1998 to Collaborative Research
                  Agreement and License Option, License and Royalty Agreement
                  Each Dated As of January 1, 1995.

+        10.56    Amended and Restated Research and License Agreement dated
                  December 1998 by and between Astra AB and Millennium
                  Pharmaceuticals, Inc.

         10.57 Sixth Amendment dated January 29, 1999 to Lease Agreement dated August 25, 1993 by and between the Company and Massachusetts Institute of Technology.

         13 1998 Annual Report to Stockholders (which shall be deemed filed only with respect to those portions specifically incorporated by reference herein).

         21       Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP, Independent Auditors.

         27       Financial Data Schedule.

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

(9) Incorporated hereby by reference to the Company's Amendment No. 1 to Current Report on Form 8-K, filed with the SEC on January 30, 1998.

(10) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 20, 1997.

(11) Incorporated herein by reference to the Company's 10-K for the fiscal year ending December 31, 1997.

(12) Incorporated herein by reference to the Company's 10-Q for the quarter ending June 30, 1998.

(13) Incorporated herein by reference to the Company's 10-Q for the quarter ending September 30, 1998.


+        Confidential treatment requested as to certain portions.