Form 10-Q
period 1999-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 1999-05-12
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

       OR

       _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Number of shares of Common Stock, $.001 par value per share, outstanding as of May 10, 1999 was 35,776,682.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
         PART I -    FINANCIAL INFORMATION

         ITEM 1.     FINANCIAL STATEMENTS (unaudited)

                     Condensed Consolidated Balance Sheets                              3
                        March 31, 1999 and December 31, 1998

                     Condensed Consolidated Statements of Operations and
                     Comprehensive Income (Loss) for the three months
                        ended March 31, 1999 and 1998                                   4

                     Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1999 and 1998              5

                     Notes to Condensed Consolidated Financial Statements               6

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                7

         PART II -   OTHER INFORMATION                                                 11
         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  11

         SIGNATURES                                                                    12
         EXHIBIT INDEX                                                                 13

                        Millennium Pharmaceuticals, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,             DECEMBER 31,
(in thousands, except par value and shares)                                     1999                  1998
                                                                             -----------------------------------
                                                                             (Unaudited)             (Note)
ASSETS
Current assets:
Cash and cash equivalents                                                     $  84,923             $ 138,284
Marketable securities                                                           138,049                52,680
Due from strategic partners                                                       3,323                 6,660
Prepaid expenses and other current assets                                         7,048                 5,033
                                                                              --------------------------------
Total current assets                                                            233,343               202,657

Property and equipment, net                                                      40,698                38,170
Restricted cash and other assets                                                 11,232                11,416
Intangible asset, net                                                             5,035                 5,711
                                                                              --------------------------------
Total assets                                                                  $ 290,308             $ 257,954
                                                                              ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                              $   8,878             $   6,918
Accrued expenses                                                                  7,353                 6,186
Deferred revenue                                                                  6,316                 2,501
Current portion of capital lease obligations                                      8,227                 8,657
                                                                              --------------------------------
Total current liabilities                                                        30,774                24,262
Capital lease obligations, net of current portion                                25,970                24,827
Minority interest                                                                15,254                 2,503
Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized:
none issued                                                                          --                    --
Common Stock, $0.001 par value: 100,000,000 shares authorized:
35,622,319 shares in 1999 and 34,923,204 shares in 1998 issued and
outstanding                                                                          36                    35
Additional paid-in capital                                                      306,185               296,370
Deferred compensation                                                              (751)                 (957)
Notes receivable from officers                                                      (68)                  (87)
Other comprehensive income (loss)                                                  (136)                   29
Accumulated deficit                                                             (86,956)              (89,028)
                                                                              --------------------------------
Total stockholders' equity                                                      218,310               206,362
                                                                              --------------------------------
Total liabilities and stockholders' equity                                    $ 290,308             $ 257,954
                                                                              ================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                     1999                    1998
(in thousands, except per share and share data)
--------------------------------------------------------------------------------------------------
Revenue under strategic alliances                           $     40,992             $     21,043

Costs and expenses:
   Research and development                                       35,433                   22,429
   General and administrative                                      7,126                    5,911
   Amortization of intangible asset                                  676                      675
                                                            --------------------------------------
                                                                  43,235                   29,015
                                                            --------------------------------------
Loss from operations                                              (2,243)                  (7,972)

Interest income                                                    2,759                    1,447
Interest expense                                                    (697)                    (645)
Minority interest                                                  2,253                    2,744
                                                            --------------------------------------
Net income (loss)                                           $      2,072             $     (4,426)
                                                            ======================================
Unrealized loss on marketable securities                            (165)                     (38)

Comprehensive income (loss)                                 $      1,907             $     (4,464)
                                                            ======================================

Basic net income (loss) per share                           $       0.06             $      (0.15)

Shares used in computing basic net income (loss)
   per share                                                  35,315,034               29,262,189

Diluted net income (loss) per share                         $       0.05             $      (0.15)

Shares used in computing diluted net income
(loss) per share                                              38,193,493               29,262,189
                                                            ======================================

See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                      1999                 1998
(in thousands)
-----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATIONS                          $  13,037             $  (6,748)

INVESTING ACTIVITIES
Purchase of property and equipment                                (3,778)               (3,512)
Sale of marketable securities                                     15,500                15,395
Purchase of marketable securities                               (101,034)              (24,039)
                                                               --------------------------------
Net cash used in investing activities                            (89,312)              (12,156)

FINANCING ACTIVITIES
Proceeds from sale of subsidiary stock                            15,000                    --
Net proceeds from employee stock purchases                         9,817                 1,498
Repurchase of Common Stock                                            (1)                   (3)
Payments of capital lease obligations                             (1,902)               (1,532)
                                                               --------------------------------
Net cash provided by (used in) financing activities               22,914                   (37)
                                                               --------------------------------
Decrease in cash and cash equivalents                            (53,361)              (18,941)
Cash and cash equivalents at beginning of period                 138,284                69,236
                                                               --------------------------------
Cash and cash equivalents at end of period                     $  84,923             $  50,295
                                                               ================================
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                        $   2,615             $   1,949
                                                               ================================

See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (unaudited)

1-       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 which was filed with the Securities Exchange Commission on March 24, 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. The Company believes the adoption of this new accounting standard will not have a significant effect to its financial statements as the Company's investment policies prohibit the use of derivatives.

2 -      STRATEGIC ALLIANCE

         On February 22, 1999, the Company announced the formation of a strategic alliance in the diagnostic field between its wholly-owned subsidiary, Millennium Predictive Medicine, Inc. ("MPMx") and Becton, Dickinson and Company ("Becton Dickinson"). The five-year, genomics-based research collaboration will focus on several areas of oncology.

         Under the alliance, MPMx has agreed to undertake a research program to identify genetic markers and related assays that may be used to develop diagnostic products for several types of cancer. Becton Dickinson has agreed to manufacture and market any products that result, and MPMx will receive a royalty based upon gross profits from related product sales.

         On March 31, 1999, Becton Dickinson made an equity investment in MPMx of $15 million, representing approximately an 11% voting interest in MPMx, and paid a $3 million licensing fee to MPMx. Becton Dickinson has agreed to pay MPMx up to $51.5 million in research funding and additional annual license fees, over the five-year term. Becton Dickinson has agreed to pay milestones and royalties to MPMx in connection with the commercialization and sale of any products developed through the alliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors are set forth under the caption "Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which "Factors That May Affect Results" discussion is expressly incorporated by reference herein.

Overview

         Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company"), was founded in 1993 and is applying a comprehensive integrated science and technology platform which incorporates large-scale genetics, genomics, high throughput screening, and informatics. We apply this technology platform primarily in discovering and developing proprietary therapeutic and diagnostic human healthcare products and services. As used herein, the terms "the Company" and "Millennium" include the Company's subsidiaries where appropriate in the context.

Results of Operations

         Quarters Ended March 31, 1999 and March 31, 1998

         Revenue under strategic alliances increased to $40.9 million for the three months ended March 31, 1999 (the "1999 Quarterly Period") from $21.0 million for the three months ended March 31, 1998 (the "1998 Quarterly Period"). The increase in revenue in the 1999 Quarterly Period is due primarily to revenue from research funding and license fees under the Company's alliances with Bayer AG ("Bayer") and Becton, Dickinson and Company ("Becton Dickinson"). Neither of these alliances was in place during the 1998 Quarterly Period.

         Research and development expenses increased to $35.4 million for the 1999 Quarterly Period from $22.4 million for the 1998 Quarterly Period. The increase was primarily attributable to increased personnel expenses, facilities expenses, increases in spending for laboratory supplies and external collaborations, and increased equipment depreciation. We expect research and development expenses to continue to increase as personnel are added and as research and development activities are expanded to accommodate our existing strategic alliances and additional commitments that we may undertake in the future.

         General and administrative expenses increased to $7.1 million for the 1999 Quarterly Period from $5.9 million for the 1998 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company has hired additional management, business development, and administrative personnel. We expect that general and administrative expenses will continue to increase as Millennium continues to grow.

         The Company's total operating expenses increased to $43.2 million for the 1999 Quarterly Period from $29.0 million for the 1998 Quarterly Period, for the reasons discussed above with respect to the increase in research and development and general and administrative expenses.

         Interest income was $2.8 million for the 1999 Quarterly Period and $1.4 million for the 1998 Quarterly Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $.7 million for the 1999 Quarterly Period from $.6 million for the 1998 Quarterly Period due to increased capital lease obligations.

         Minority interest represents the minority shareholder interest of Eli Lilly and Company ("Lilly") in the net income or loss for the 1999 and 1998 Quarterly Periods of the Company's majority-owned subsidiary, Millennium BioTherapeutics, Inc. ("MBio") as well as the minority shareholder interest of Becton Dickinson in the net income or loss for the 1999 Quarterly Period of the Company's majority-owned subsidiary, MPMx.

Liquidity and Capital Resources

         Since inception, the Company has recognized approximately $327.2 million of revenue under strategic alliances. As of March 31, 1999, the Company had approximately $223.0 million in cash, cash equivalents and marketable securities. This excludes $9.8 million of interest-bearing marketable securities classified as restricted cash and other assets on the balance sheet which serve as collateral for the Company's letters of credit.

         During the three months ended March 31, 1999, $13 million of cash was provided by the Company's operations, we purchased $3.8 million of property and equipment, and used cash of $1.9 million to pay capital lease obligations. In addition, during the three months ended March 31, 1999, the Company acquired equipment under capital leases of $2.6 million and received proceeds from employee stock purchases of $9.8 million.

         The Company believes that existing cash and marketable securities and anticipated cash payments from its strategic alliances will be sufficient to support the Company's operations for the foreseeable future.

Year 2000

IMPACT OF YEAR 2000

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

We completed an initial inventory and preliminary risk assessment of critical laboratory and facilities equipment and systems during first quarter of 1999. We have obtained and are reviewing vendor provided documentation for these items. We expect to complete testing and any remediation of critical laboratory and facilities equipment by the end of the year.

There can be no assurance that we will not find problems that will require us to incur substantial costs to correct or will disrupt our business. Should such problems occur, they could have a material adverse effect on our business, financial position or results of operations. At the current time, we expect to be able to correct the problems of which we are aware in a reasonable and timely manner. We are not experiencing and do not anticipate any forward-looking problems.

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

      (b)      Reports on Form 8-K

               The following current reports on Form 8-K were filed by the Company during the last quarter:

               1. Current Report on Form 8-K filed with the Securities and
                  Exchange Commission on March 11, 1999.

              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MILLENNIUM PHARMACEUTICALS, INC.
                                            (Registrant)

Date: May 12, 1999             By:   /s/ Kevin P. Starr
          -------                    ------------------------------------------
                                            Kevin P. Starr
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.               Description
  ---               -----------
27.1                Financial Data Schedule for the quarter ended March 31, 1999

99.1                Pages 45 through 59 of the Company's Annual Report of Form
                    10-K for the year ended December 31, 1998, as filed with the
                    Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).

+ Confidential treatment requested with respect to certain portions