Form 10-Q
period 1999-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 1999-07-30
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

          OR

          __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                      75 SIDNEY STREET, CAMBRIDGE, MA 02139
          (Address of principal executive offices, including zip code)

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

Number of shares of Common Stock, $.001 par value per share, outstanding as of July 26, 1999 was 36,201,748.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                          PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)
            Condensed Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998                          3

            Condensed Consolidated Statements of Operations
              for the three and six months ended June 30, 1999 and 1998    4

            Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999 and 1998              5

            Notes to Condensed Consolidated Financial Statements           6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              8
            CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK     14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

PART II -   OTHER INFORMATION                                             15
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              15

SIGNATURES                                                                16
EXHIBIT INDEX                                                             17


                             MILLENNIUM PHARMACEUTICALS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,     DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             1999          1998
                                                                 ----------     ------------
                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  40,447      $ 138,284
   Marketable securities                                            175,465         52,680
   Due from strategic partners                                       13,879          6,660
   Prepaid expenses and other current assets                          7,179          5,033
                                                                  ---------      ---------
Total current assets                                                236,970        202,657

Property and equipment, net                                          49,004         38,170
Restricted cash and other assets                                     12,408         11,416
Intangible asset, net                                                 4,359          5,711
                                                                  ---------      ---------
Total assets                                                      $ 302,741      $ 257,954
                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  13,227      $   6,918
   Accrued expenses                                                   8,523          6,186
   Deferred revenue                                                   8,416          2,501
   Current portion of capital lease obligations                       8,514          8,657
                                                                  ---------      ---------
Total current liabilities                                            38,680         24,262

Capital lease obligations, net of current portion                    25,466         24,827
Minority interest                                                    15,220          2,503
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $0.001 par value; 5,000 shares
   authorized:  none issued
   Common stock, $0.001 par value; 100,000 shares authorized:
   36,017 shares in 1999 and 34,923 shares in 1998 issued and
   outstanding                                                           36             35
   Additional paid-in capital                                       310,614        296,370
   Deferred compensation                                               (543)          (957)
   Notes receivable from officers                                       (46)           (87)
   Other comprehensive income (loss)                                   (734)            29
   Accumulated deficit                                              (85,952)       (89,028)
                                                                  ---------      ---------
Total stockholders' equity                                          223,375        206,362
                                                                  ---------      ---------

Total liabilities and stockholders' equity                        $ 302,741      $ 257,954
                                                                  =========      =========


See notes to condensed consolidated financial statements.


                                       MILLENNIUM PHARMACEUTICALS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                         JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    1999            1998            1999           1998
                                          --------        --------        --------       ---------
Revenue under strategic alliances         $ 47,273        $ 28,236        $ 88,265        $ 49,279

Costs and expenses:
   Research and development                 39,484          28,036          74,917          50,465
   General and administrative                8,502           5,927          15,628          11,838
   Amortization of intangible asset            675             676           1,351           1,351
                                          --------        --------        --------        --------
                                            48,661          34,639          91,896          63,654
                                          --------        --------        --------        --------
Loss from operations                        (1,388)         (6,403)         (3,631)        (14,375)

Interest income                              3,133           1,339           5,892           2,786
Interest expense                              (775)           (479)         (1,472)         (1,124)
Minority interest                               34           3,342           2,287           6,086
                                          --------        --------        --------        --------

Net income (loss)                         $  1,004        $ (2,201)       $  3,076        $ (6,627)
                                          ========        ========        ========        ========

Basic net income (loss) per share         $   0.03        $  (0.07)       $   0.09        $  (0.23)
                                          ========        ========        ========        ========
Diluted net income (loss) per share       $   0.03        $  (0.07)       $   0.08        $  (0.23)
                                          ========        ========        ========        ========

SHARES USED IN CALCULATING:
Basic net income (loss) per share           35,819          29,501          35,570          29,397
                                          ========        ========        ========        ========
Diluted net income (loss) per share         38,491          29,501          38,188          29,397
                                          ========        ========        ========        ========


See notes to condensed consolidated financial statements.


                        MILLENNIUM PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30,
(IN THOUSANDS)                                               1999            1998
                                                          ---------        --------
CASH PROVIDED BY (USED IN) OPERATIONS                     $  15,600        $(17,906)
                                                          ---------        --------

INVESTING ACTIVITIES
Purchase of property and equipment                          (14,931)         (3,004)
Sale of marketable securities                                31,025          35,785
Purchase of marketable securities                          (154,573)        (48,936)
                                                          ---------        --------
Net cash used in investing activities                      (138,479)        (16,155)
                                                          ---------        --------

FINANCING ACTIVITIES
Proceeds from sale of subsidiary stock                       15,000              --
Net proceeds from stock option exercises                     14,247           2,134
Repurchase of Common Stock                                       (1)            (15)
Payments of capital lease obligations                        (4,204)         (3,216)
                                                          ---------        --------
Net cash provided by (used in) financing activities          25,042          (1,097)
                                                          ---------        --------

Decrease in cash and cash equivalents                       (97,837)        (35,158)
Cash and cash equivalents at beginning of period            138,284          69,236
                                                          ---------        --------
Cash and cash equivalents at end of period                $  40,447        $ 34,078
                                                          =========        ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                   $   4,700        $  5,395
                                                          =========        ========


See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (unaudited)

1-   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 which was filed with the Securities and Exchange Commission on March 24, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of this new accounting standard will not have a significant effect to its financial statements as the Company's investment policies prohibit the use of derivatives.

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of changes in equity that are excluded from net income (loss) resulting from unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was $0.4 million and $ (2.2) million, respectively. Comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was $2.3 million and $ (6.6) million, respectively.

     Net income per share for the three and six months ended June 30, 1999 is computed using the weighted-average number of common shares and dilutive-equivalent shares from stock options and warrants using the treasury stock method. Net loss per share for the three and six months ended June 30, 1998 is computed using the weighted-average number of common shares outstanding. For the three and six months ended June 30, 1999 the difference between basic and diluted shares used in the computation of earnings per share is 2.7 million and 2.6 million weighted-average common equivalent shares resulting from outstanding common stock options and warrants, respectively.

2-   STRATEGIC ALLIANCE

     On February 22, 1999, the Company announced the formation of a strategic alliance in the diagnostics field between its wholly-owned subsidiary, Millennium Predictive Medicine, Inc. ("MPMx") and Becton, Dickinson and Company ("Becton Dickinson"). The five-year, genomics-based research collaboration focuses on several areas of oncology.

     Under the alliance, MPMx has agreed to undertake a research program to identify genetic markers and related assays that may be used to develop diagnostic products for several types of cancer. Becton Dickinson has agreed to manufacture and market any products that result, and MPMx will receive a royalty based upon gross profits from any related product sales.

     On March 31, 1999, Becton Dickinson made an equity investment in MPMx of $15.0 million, representing approximately an 11% voting interest in MPMx, and paid a $3.0 million licensing fee to MPMx. Becton Dickinson has agreed to pay MPMx up to $51.5 million in research funding and additional annual license fees, provided the alliance continues for the full five-year term. Becton Dickinson has agreed to pay milestones and royalties to MPMx in connection with the commercialization and sale of any products developed through the alliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. A number of these factors are set forth under the caption "Factors That May Affect Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which "Factors That May Affect Results" discussion is expressly incorporated by reference herein.

OVERVIEW

     Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company"), was founded in 1993 and has developed a comprehensive integrated science and technology platform which incorporates large-scale genetics, genomics, high throughput screening, and informatics. We apply this technology platform primarily in discovering and developing proprietary therapeutic and diagnostic human healthcare products and services. As used herein, the terms "the Company" and "Millennium" include the Company's subsidiaries, Millennium BioTherapeutics, Inc, ("MBio") and Millennium Predictive Medicine, Inc. ("MPMx"), where appropriate in the context.

     To date, all of our revenue has resulted from payments from strategic partners and United States Government research grants. We have not received any revenue from the sale of products.

     These strategic alliance agreements have provided Millennium with various combinations of equity investments, up-front and follow-on fees and research funding. These alliances may also provide certain additional payments upon the attainment of research and regulatory milestones as well as royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. However, there can be no assurance that any of our strategic alliance agreements will continue for their full term or be renewed on terms favorable to the Company if at all or that any of the discoveries will result in marketed products.

     During 1999, we expect to continue to pursue additional alliances, and will consider joint development and acquisition opportunities that may provide Millennium with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that Millennium will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs as a result of acquisitions and as a result of efforts to advance acquired products or our own development programs to commercialization. Our revenues under existing and new strategic alliances may fluctuate from period to period or year to year; these fluctuations, as well as fluctuations in spending, may result in periods of profitability and periods of losses. Therefore, Millennium's results of operations for any period may not be indicative of future results of operations.

RESULTS OF OPERATIONS

     QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     For the quarter ended June 30, 1999 (the "1999 Quarterly Period"), the Company reported net income of $1.0 million or $0.03 per basic and diluted share as compared to a net loss of $2.2 million or $0.07 per basic and diluted share for the quarter ended June 30, 1998 ("the 1998 Quarterly Period").

     Revenue under strategic alliances increased to $47.3 million for the 1999 Quarterly Period from $28.2 million for the 1998 Quarterly Period. The increase in revenue is primarily due to revenue from an alliance with Bayer AG that was not in place in the 1998 Quarterly Period. We expect revenues to increase in the near term, however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their initial term or beyond.

     Research and development expenses increased to $39.5 million for the 1999 Quarterly Period from $28.0 million for the 1998 Quarterly Period. The increase was primarily attributable to increased personnel and facilities expenses, increased purchases of laboratory supplies, and increased equipment depreciation. We expect research and development expenses to continue to increase as personnel are added and as research and development activities are expanded to accommodate our existing and additional strategic alliances and development efforts for potential new product candidates.

     General and administrative expenses increased to $8.5 million for the 1999 Quarterly Period from $5.9 million for the 1998 Quarterly Period. The increase was attributable primarily to increased facilities and personnel expenses as the Company has hired additional management, business development, and administrative personnel. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of new product candidates.

     Interest income increased to $3.1 million for the 1999 Quarterly Period from $1.3 million for the 1998 Quarterly Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $0.8 million for the 1999 Quarterly Period from $0.5 million for the 1998 Quarterly Period due to increased capital lease obligations.

     Minority interest represents the minority shareholder interest of Eli Lilly and Company ("Lilly") in the net income or loss for the 1998 Quarterly Period of the Company's majority-owned subsidiary, MBio, as well as the minority shareholder interest of Becton, Dickinson and Company ("Becton Dickinson") in the net income or loss for the 1999 Quarterly Period of the Company's majority-owned subsidiary, MPMx.

SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     For the six months ended June 30, 1999 (the "1999 Six Month Period"), the Company reported net income of $3.1 million or $0.09 per basic share and $0.08 per diluted share as compared to a net loss of $6.6 million or $0.23 per basic and diluted share for the six months ended June 30, 1998 (the "1998 Six Month Period").

     Revenue under strategic alliances increased to $88.3 million for the 1999 Six Month Period from $49.3 million for the 1998 Six Month Period. The increase is primarily due to revenue from an alliance with Bayer AG that was not in place in the 1998 Six Month Period. We expect revenues to increase in the near term, however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their initial term or beyond.

     Research and development expenses increased to $74.9 million for the 1999 Six Month Period from $50.5 million for the 1998 Six Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts. We expect research and development expenses to continue to increase as personnel are added and as research and development activities are expanded to accommodate our existing strategic alliances and development efforts for potential new product candidates.

     General and administrative expenses increased to $15.6 million for the 1999 Six Month Period from $11.8 million for the 1998 Six Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional management, business development, and administrative personnel, and to increased facilities costs and professional fees in connection with the further expansion of the Company's operations. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of new product candidates.

     Interest income increased to $5.9 million for the 1999 Six Month Period from $2.8 million for the 1998 Six Month Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $1.5 million for the 1999 Six Month Period from $1.1 million for the 1998 Six Month Period due to increased capital lease obligations.

     Minority interest represents the minority shareholder interest of Lilly in the net income or loss for the 1999 and 1998 Six Month Periods of the Company's majority-owned subsidiary, MBio, as well as the minority shareholder interest of Becton Dickinson in the net income or loss for the 1999 Six Month Period of the Company's majority-owned subsidiary, MPMx.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had approximately $215.9 million in cash, cash equivalents and marketable securities. This excludes $11.2 million of interest-bearing marketable securities classified as restricted cash and other assets on the balance sheet which serve as security deposits for certain of the Company's facilities leases.

     During the six months ended June 30, 1999, $15.6 million of cash was provided by operations. Other inflows of cash were generated from the sale of marketable securities of $31.0 million, the sale of MPMx stock of $15.0 million to Becton Dickinson and proceeds from exercise of stock options of $14.2 million. Cash outflows included the purchase of $14.9 million of property and equipment, $154.6 million of investments in marketable securities and $4.2 million to pay capital lease obligations.

     On February 22, 1999, the Company announced the formation of a strategic alliance in the diagnostics field between its wholly-owned subsidiary, MPMx, and Becton Dickinson. The five-year genomics-based research collaboration focuses on several areas of oncology. On March 31, 1999, Becton Dickinson made an equity investment in MPMx of $15.0 million, representing approximately an 11% voting interest in MPMx, and paid a $3.0 million licensing fee to MPMx. Becton Dickinson has agreed to pay MPMx up to $51.5 million in research funding and additional annual license fees, over the five-year term. Becton Dickinson has agreed to pay milestones and royalties to MPMx in connection with the commercialization and sale of any products developed through the alliance.

     Millennium has financed its operations since inception primarily through strategic alliances, equity security offerings, issuance of debt, and capital leases.

     We believe that existing cash and investment securities, and anticipated cash flow from our current strategic alliances will be sufficient to support our existing operations for the near term. Millennium's actual future cash requirements, however, will depend on many factors, including progress of our disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, acquisitions, our ability to establish and maintain additional strategic alliance and licensing arrangements, and the progress of the development efforts of our strategic partners. We expect that Millennium will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings, additional strategic alliances or other financing vehicles. However, we can make no assurance that additional financing, strategic alliances or licensing arrangements will be available when needed or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is forward-looking information, and, as such, actual results may vary.


NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements as the Company's investment policies prohibit the use of derivatives.


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

     Millennium has a Year 2000 task force that is evaluating our internal computer programs, systems and equipment and overseeing our Year 2000 efforts. We are using both internal and external resources to identify potential issues, costs and solutions to address Year 2000 concerns. For this effort, we are using procedures outlined in the Government Accounting Office's Y2K Guide. We have completed an inventory and assessment of our informatics applications. In addition, we have inventoried a substantial amount of software and hardware embedded in our laboratory and facilities equipment as part of our effort to determine Year 2000 compliance. We are also making inquiries of our important suppliers and vendors to assess their Year 2000 readiness. We have inventoried software used in our business operations as well. We have identified critical systems and equipment on which to focus our inquiries, remediation efforts, and testing.

     To date, we have identified aspects of our computer hardware, network infrastructure and business systems that are not Year 2000 compliant. We have obtained and begun to implement vendor recommendations for correcting these deficiencies for identified critical systems and equipment. We have also identified aspects of internally developed software applications that are not Year 2000 compliant and have begun testing and corrective programs in this area. We expect to complete testing and remediation for critical computer hardware, network infrastructure, business systems and internally developed software applications by the end of the third quarter of 1999.

     We completed an initial inventory and preliminary risk assessment of critical laboratory and facilities equipment and systems during the first quarter of 1999. We obtained and reviewed vendor provided documentation for these items. We expect to complete testing and any remediation of critical laboratory and facilities equipment by the end of the year.

     There can be no assurance that we will not find problems that will require us to incur substantial costs to correct or that will disrupt our business. Should such problems occur, they could have a material adverse effect on our business, financial position or results of operations. At the current time, we expect to be able to correct the problems of which we are aware in a reasonable and timely manner. We are not experiencing and do not anticipate any forward-looking problems.

     We have begun developing contingency plans for critical aspects of our systems and operations to address Year 2000 problems that may arise despite our Year 2000 compliance efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 Annual Meeting of Stockholders was held on June 2, 1999 (the "Annual Meeting"). The following is a summary of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, and broker non-votes and abstentions, as to each such matter:

     1. Election of three Class III directors, each for a term of three years.


     Mark J. Levin:             For:  31,210,928 Withheld:  329,395
     Joshua Boger, Ph.D.:       For:  31,210,928 Withheld:  329,395
     A. Grant Heidrich III:     For:  31,194,388 Withheld:  345,935

     2. Approval of an amendment to the Company's 1996 Equity Incentive Plan increasing the number of shares of Common Stock reserved for issuance from 4,100,000 to 5,600,000.

     For: 16,735,659  Against: 10,071,581  Abstain: 30,222  Non-votes: 4,702,861

     3. Approval of an amendment to the Company's 1997 Equity Incentive Plan increasing the number of shares of Common Stock reserved for issuance from 2,000,000 to 4,000,000.

     For:  17,659,014 Against:  9,143,931  Abstain: 34,517  Non-votes: 4,702,861

     4. Approval of an amendment to the Company's 1996 Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for issuance from 350,000 to 650,000.

     For:  26,677,003  Against: 127,880  Abstain:  32,579 Non-votes: 4,702,861

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

                                       MILLENNIUM PHARMACEUTICALS, INC.
                                                 (Registrant)




Date:  July 30, 1999                   By: /s/ Kevin P. Starr
                                           ------------------------------------
                                           Kevin P. Starr
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
  No.          Description
-------        -----------

+10.1 Agreement dated February 21, 1999 by and between Millennium Predictive Medicine, Inc. and Becton, Dickinson and Company

 10.2 Amended and Restated Rights Exchange Agreement dated February 1, 1999 between Millennium Pharmaceuticals, Inc. and Millennium Predictive Medicine, Inc.

 10.3 Technology Transfer and License Agreement dated February 1, 1999 between Millennium Pharmaceuticals, Inc. and Millennium Predictive Medicine, Inc.

 27.1          Financial Data Schedule for the quarter ended June 30, 1999

 99.1 Pages 45 through 59 of the Company's Annual Report of Form 10-K for the year ended December 31, 1998, as filed with the Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).



+ Confidential treatment requested with respect to certain portions