Form 10-Q
period 1999-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 1999-11-05
CIK 1002637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/ No / /

Number of shares of Common Stock, $.001 par value per share, outstanding as of November 1, 1999 was 37,091,290

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                                                   Page
                                                                                                   ----

PART I -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

              Condensed Consolidated Balance Sheets
               September 30, 1999 and December 31, 1998                                              3

              Condensed Consolidated Statements of Operations
                for the three and nine months ended September 30, 1999 and 1998                      4

              Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1999 and 1998                                5

              Notes to Condensed Consolidated Financial Statements                                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                         9
             CONDITION AND RESULTS OF OPERATIONS

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK                                18

PART II - OTHER INFORMATION                                                                         19

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                         19

SIGNATURES                                                                                          20
EXHIBIT INDEX                                                                                       21


                        Millennium Pharmaceuticals, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,        December 31,
(in thousands, except per share amounts)                                              1999                 1998
                                                                                  -------------        ------------
                                                                                   (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                        $  81,960           $ 138,284
   Marketable securities                                                              143,220              52,680
   Due from strategic partners                                                          9,547               6,660
   Prepaid expenses and other current assets                                            6,746               5,033
                                                                                    ---------           ---------
Total current assets                                                                  241,473             202,657

Property and equipment, net                                                            51,152              38,170
Restricted cash and other assets                                                       12,564              11,416
Intangible asset, net                                                                   3,684               5,711
                                                                                    ---------           ---------
Total assets                                                                        $ 308,873           $ 257,954
                                                                                    =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $  13,450           $   6,918
   Accrued expenses                                                                     8,466               6,186
   Deferred revenue                                                                     7,371               2,501
   Current portion of capital lease obligations                                         8,836               8,657
                                                                                    ---------           ---------
Total current liabilities                                                              38,123              24,262

Capital lease obligations, net of current portion                                      25,984              24,827
Minority interest                                                                      15,564               2,503

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued
   Common stock, $0.001 par value; 100,000 shares authorized:
      36,644 shares in 1999 and 34,923 shares in 1998 issued and
      outstanding                                                                          36                  35
   Additional paid-in capital                                                         321,525             296,370
   Deferred compensation                                                               (1,370)               (957)
   Notes receivable from officers                                                         (29)                (87)
   Other comprehensive income (loss)                                                     (539)                 29
   Accumulated deficit                                                                (90,421)            (89,028)
                                                                                    ---------           ---------
Total stockholders' equity                                                            229,202             206,362
                                                                                    ---------           ---------

Total liabilities and stockholders' equity                                          $ 308,873           $ 257,954
                                                                                    =========           =========



See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
(in thousands, except per share amounts)                 1999            1998            1999            1998
                                                      ---------       ---------       ---------       ---------
Revenue under strategic alliances                     $  40,316       $  26,440       $ 128,581       $  75,719

Costs and expenses:
   Research and development                              38,359          30,014         113,276          80,479
   General and administrative                             8,279           6,090          23,907          17,928
   Amortization of intangible asset                         676             676           2,027           2,027
                                                      ---------       ---------       ---------       ---------
                                                         47,314          36,780         139,210         100,434
                                                      ---------       ---------       ---------       ---------
Loss from operations                                     (6,998)        (10,340)        (10,629)        (24,715)

Interest income                                           3,317           1,274           9,209           4,060
Interest expense                                           (705)           (565)         (2,177)         (1,689)
Minority interest                                           (83)          3,418           2,204           9,504
                                                      ---------       ---------       ---------       ---------

Net loss                                              $  (4,469)      $  (6,213)      $  (1,393)      $ (12,840)
                                                      =========       =========       =========       =========

Basic and diluted net loss per share                  $   (0.12)      $   (0.21)      $   (0.04)      $   (0.44)
                                                      =========       =========       =========       =========

SHARES USED IN CALCULATING:
Basic and diluted net loss per share                     36,370          29,552          35,817          29,434
                                                      =========       =========       =========       =========



See notes to condensed consolidated financial statements.

                        Millennium Pharmaceuticals, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                            Nine Months Ended
                                                                              September 30,
(in thousands)                                                          1999                1998
                                                                     ---------           ---------

CASH PROVIDED BY (USED IN) OPERATIONS                                $  19,972           $ (20,528)
                                                                     ---------           ---------

INVESTING ACTIVITIES
Purchase of property and equipment                                     (17,783)             (4,067)
Sale of marketable securities                                           74,000              46,506
Purchase of marketable securities                                     (165,108)            (54,697)
                                                                     ---------           ---------
Net cash used in investing activities                                 (108,891)            (12,258)
                                                                     ---------           ---------
FINANCING ACTIVITIES
Proceeds from sale of subsidiary stock                                  15,000                  --
Net proceeds from stock option exercises                                24,099               3,319
Repurchase of Common Stock                                                  (2)                (25)
Payments of capital lease obligations                                   (6,502)             (5,288)
                                                                     ---------           ---------
Net cash provided by (used in) financing activities                     32,595              (1,994)
                                                                     ---------           ---------

Decrease in cash and cash equivalents                                  (56,324)            (34,780)
Cash and cash equivalents at beginning of period                       138,284              69,236
                                                                     ---------           ---------
Cash and cash equivalents at end of period                           $  81,960           $  34,456
                                                                     =========           =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                              $   7,838           $  10,146
                                                                     =========           =========
Deferred compensation relating to issuance of stock options          $   1,059                  --
                                                                     =========           =========



See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)

1-       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 which was filed with the Securities and Exchange Commission on March 24, 1999.

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

         Comprehensive loss is composed of net loss and other comprehensive loss. Other comprehensive loss is composed of changes in equity that are excluded from net loss resulting from unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive loss for the three months ended September 30, 1999 and 1998 was $4.3 million and $ 6.1 million, respectively. Comprehensive loss for the nine months ended September 30, 1999 and 1998 was $2.0 million and $12.8 million, respectively.

         Basic and diluted net loss per share for the three and nine months ended September 30, 1999 and 1998 is computed using the weighted-average number of common shares outstanding.


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


3-    SUBSEQUENT EVENTS

         On October 14, 1999, Millennium Pharmaceuticals ("Millennium") announced the signing of a merger agreement to acquire LeukoSite, Inc. ("LeukoSite") in a stock for stock exchange. As a result of this transaction, Millennium expects to issue approximately 6,577,110 shares of its common stock ("Millennium Common Stock"), and approximately 986,911 shares of Millennium Common Stock issuable upon exercise of LeukoSite options and warrants. The merger will be accounted for using the purchase method of accounting and will result in significant in-process research and development and goodwill charges. The transaction is subject to LeukoSite shareholder approval as well as antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

         On October 14, 1999, Millennium entered into an Agreement and Plan of Merger pursuant to which Millennium BioTherapeutics, Inc. ("MBio") would be merged with and into Millennium. Each share of Class B Common Stock of MBio will, upon consummation of the merger, be converted into a number of shares of Millennium Common Stock equal to the average of (i) $15.00 divided by $62.536 and (ii) $15.00 divided by the average of the last recorded sale prices per share of Millennium Common Stock on the Nasdaq National Market over the 20 consecutive trading days ending on the second trading day prior to the effective date of the merger.

         On October 14, 1999, Millennium also entered into a Share Exchange Agreement with Eli Lilly and Company ("Lilly"). Pursuant to this agreement, Lilly was issued 360,198 shares of Millennium Common Stock in exchange for all of the shares of MBio Series B Convertible Preferred Stock owned by it. Millennium agreed to register the shares issued to Lilly on a registration statement on Form S-3. The number of shares issued to Lilly will be adjusted, upward or downward, based on the closing price of Millennium Common Stock over the five consecutive trading days ending on the first trading day prior to the effectiveness of the Form S-3 resale Registration Statement.

         Also on October 14, 1999, MBio amended the terms of its strategic alliance with Lilly. Under the amendment (the "October 1999 Amendment"), the research program was refocused from the discovery of new therapeutic proteins to the further development of the therapeutic proteins which had been identified in the course of the research program. The research program will now end in May 2000, and Lilly's funding obligations under the refocused research program were waived. Millennium agreed to provide the research funding for the further development of the identified therapeutic proteins which was previously provided by Lilly. In addition, Lilly's non-exclusive license to use the genes and proteins from the jointly-funded program in its small molecule drug discovery program was amended to be a non-royalty bearing license.

         As part of the October 1999 Amendment and in accordance with the original terms of this alliance, Lilly received royalty-bearing worldwide exclusive rights to develop and commercialize 25% of the therapeutic proteins discovered under the research program. MBio received non-royalty bearing, worldwide exclusive rights to develop and commercialize 75% of the therapeutic proteins discovered under the research program. In the event that Lilly achieves product development and regulatory milestones in its development of the therapeutic proteins exclusively licensed to it from the alliance, Lilly will be obligated to make milestone payments to MBio.

         Also on October 14, 1999, MBio and Millennium entered into amendments to the Rights Exchange Agreement and Technology Transfer and License Agreement to which they are parties, each dated May 28, 1997.

         The amendment to the Rights Exchange Agreement provides that Millennium will no longer be obligated to transfer to MBio future product development opportunities or other technology rights that come into existence or under the control of Millennium subsequent to the date of the amendment and that Millennium will no longer be required to use reasonable efforts when negotiating third party collaboration agreements to limit licenses and rights granted to the third party in MBio's core field. In addition, should the proposed merger between Millennium and MBio not have closed by December 31, 2000, Millennium and MBio agreed to execute on that date an amended and restated Rights Exchange Agreement which would reinstate Millennium's obligations as outlined above.

         The amendment to the Technology Transfer and License Agreement provides that Millennium will no longer be obligated to grant MBio a royalty-free, exclusive license to technology relating to the development, manufacture and/or commercialization of products in MBio's core field that come into existence subsequent to the date of the amendment. In addition, should the proposed merger between MBio and Millennium not have closed by December 31, 2000, Millennium and MBio agreed to execute on that date an amended and restated Technology Transfer and License Agreement which would reinstate this obligation of Millennium and would include a new obligation for MBio to share in the costs associated with licensing or acquisition of product technology that has application in MBio's core field and that was licensed or acquired from third parties subsequent to October 14, 1999.

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

OVERVIEW

         Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company"), was founded in 1993 and has developed a comprehensive integrated science and technology platform which incorporates large-scale genetics, genomics, high throughput screening, and informatics. We apply this technology platform primarily in discovering and developing proprietary therapeutic and diagnostic human healthcare products and services. As used herein, the terms "the Company" and "Millennium" include the Company's subsidiaries, Millennium BioTherapeutics, Inc. ("MBio") and Millennium Predictive Medicine, Inc.
("MPMx"), where appropriate in the context.

         To date, all of our revenue has resulted from payments from strategic partners and United States Government research grants. We have not received any revenue from the sale of products.

         These strategic alliances have provided Millennium with various combinations of equity investments, up-front and follow-on fees and research funding. These alliances may also provide certain additional payments upon the attainment of research and regulatory milestones as well as royalty and/or profit sharing payments based on sales of any products resulting from the collaborations. There can be no assurance that any of our strategic alliance agreements will continue for their full term or be renewed on terms favorable to the Company, if at all, or that any discoveries will result in marketed products.

         During the balance of 1999 and 2000, we expect to continue to pursue additional alliances and consider joint development and acquisition opportunities that may provide Millennium with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that Millennium will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs as a result of acquisitions and as a result of efforts to advance acquired products or our own development programs to commercialization. Our revenues under existing and new strategic alliances may fluctuate from period to period or year to year; these fluctuations, as well as fluctuations in spending, may result in periods of profitability and periods of losses. Therefore, Millennium's results of operations for any period may not be indicative of future results of operations.

RESULTS OF OPERATIONS

         QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         For the quarter ended September 30, 1999 (the "1999 Quarterly Period"), the Company reported a net loss of $4.5 million or $0.12 per basic and diluted share as compared to a net loss of $6.2 million or $0.21 per basic and diluted share for the quarter ended September 30, 1998 ("the 1998 Quarterly Period").

         Revenue under strategic alliances increased to $40.3 million for the 1999 Quarterly Period from $26.4 million for the 1998 Quarterly Period. The increase in revenue is primarily due to revenue from alliances with Bayer AG and Becton, Dickinson and Company ("Becton Dickinson") that were not in place in the 1998 Quarterly Period, partially offset by a decrease in funding from the Hoffman-La Roche Inc. alliance that concluded in March 1999. Revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their initial term or beyond.

         Research and development expenses increased to $38.4 million for the 1999 Quarterly Period from $30.0 million for the 1998 Quarterly Period. The increase was primarily attributable to increased personnel and facilities expenses, increased purchases of laboratory supplies, and increased equipment depreciation. We expect research and development expenses to continue to increase as personnel are added and as research and development activities are expanded to accommodate our existing and any additional strategic alliances and development efforts.

         Following the closing of the Millennium and LeukoSite merger, Millennium expects to incur significant increases in research and development expenses resulting from the addition of several preclinical product candidates and five product candidates in clinical trials. In addition, the Company will incur significant non-cash charges as a result of the amortization of goodwill and the write-off of in-process research and development costs in connection with the LeukoSite merger. These charges will affect our reported results of operations.

         General and administrative expenses increased to $8.3 million for the 1999 Quarterly Period from $6.1 million for the 1998 Quarterly Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional management, business development, and administrative personnel, and to increased facilities costs and professional fees in connection with the further expansion of the company's operations. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

         Interest income increased to $3.3 million for the 1999 Quarterly Period from $1.3 million for the 1998 Quarterly Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $0.7 million for the 1999 Quarterly Period from $0.6 million for the 1998 Quarterly Period due to increased capital lease obligations.

         Minority interest represents the minority shareholder interest of Eli Lilly and Company ("Lilly") in the net loss for the 1998 Quarterly Period of the Company's majority-owned subsidiary, MBio, as well as the minority shareholder interest of Becton Dickinson in the net income or loss for the 1999 Quarterly Period of the Company's majority-owned subsidiary, MPMx. As of October 14, 1999, Lilly no longer owns a minority shareholder interest in MBio.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         For the nine months ended September 30, 1999 (the "1999 Nine Month Period"), the Company reported a net loss of $1.4 million or $0.04 per basic and diluted share as compared to a net loss of $12.8 million or $0.44 per basic and diluted share for the nine months ended September 30, 1998 (the "1998 Nine Month Period").

         Revenue under strategic alliances increased to $128.6 million for the 1999 Nine Month Period from $75.7 million for the 1998 Nine Month Period. The increase is primarily due to revenue from alliances with Bayer AG and Becton Dickinson that were not in place in the 1998 Nine Month Period, partially offset by a decrease in funding from the Hoffman-La Roche Inc. alliance that concluded in March 1999. Revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their initial term or beyond.

         Research and development expenses increased to $113.3 million for the 1999 Nine Month Period from $80.5 million for the 1998 Nine Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, and increased equipment depreciation and facilities expenses in connection with the expansion of the Company's research efforts. We expect research and development expenses to continue to increase as personnel are added and as research and development activites are expanded to accommodate our existing strategic alliances and development efforts.

         Following the closing of the Millennium and LeukoSite merger, Millennium expects to incur significant increases in research and development expenses resulting from the addition of several preclinical product candidates and five product candidates in clinical trials. In addition, the Company will incur significant non-cash charges as a result of the amortization of goodwill and the write-off of in-process research and development costs in connection with the LeukoSite merger. These charges will affect our reported results of operations.

         General and administrative expenses increased to $23.9 million for the 1999 Nine Month Period from $17.9 million for the 1998 Nine Month Period. The increase was attributable primarily to increased personnel expenses as the Company hired additional management, business development, and administrative personnel, and to increased facilities costs and professional fees in connection with the further expansion of the Company's operations. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

         Interest income increased to $9.2 million for the 1999 Nine Month Period from $4.1 million for the 1998 Nine Month Period. The increase resulted from an increase in the Company's average balance of cash, cash equivalents and marketable securities. Interest expense increased to $2.2 million for the 1999 Nine Month Period from $1.7 million for the 1998 Nine Month Period due to increased capital lease obligations.

         Minority interest represents the minority shareholder interest of Lilly in the net loss for the 1999 and 1998 Nine Month Periods of the Company's majority-owned subsidiary, MBio, as well as the minority shareholder interest of Becton Dickinson in the net income or loss for the 1999 Nine Month Period of the Company's majority-owned subsidiary, MPMx. As of October 14, 1999, Lilly no longer owns a minority shareholder interest in MBio.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had approximately $225 million in cash, cash equivalents and marketable securities. This excludes $11.2 million of interest-bearing marketable securities classified as restricted cash and other assets on the balance sheet which serve as security deposits for certain of the Company's facilities leases.

         Cash, cash equivalents and marketable securities increased by $34.2 million from December 31, 1998 to September 30, 1999. The increase is primarily due to cash provided by operations of $19.9 million, the sale of MPMx stock of $15.0 million to Becton Dickinson and proceeds from exercises of stock options of $24.1 million. Significant cash outflows included the purchase of $17.8 million of property and equipment and $6.5 million to pay capital lease obligations.

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

SUBSEQUENT EVENTS

          On October 14, 1999, Millennium announced the signing of a merger agreement to acquire LeukoSite in a stock for stock exchange. As a result of this transaction, Millennium expects to issue approximately 6,577,110 shares of common stock, and approximately 986,911 shares of Millennium Common Stock issuable upon exercise of LeukoSite options and warrants. The merger will be accounted for using the purchase method of accounting and will result in significant in-process research and development and goodwill charges. The transaction is subject to LeukoSite shareholder approval as well as antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

         On October 14, 1999, Millennium entered into an Agreement and Plan of Merger pursuant to which MBio would be merged with and into Millennium. Each share of Class B Common Stock of MBio will, upon consummation of the merger, be converted into a number of shares of Millennium Common Stock equal to the average of (i) $15.00 divided by $62.536 and (ii) $15.00 divided by the average of the last recorded sale prices per share of Millennium Common Stock on the Nasdaq National Market over the 20 consecutive trading days ending on the second trading day prior to the effective date of the merger.

         On October 14, 1999, Millennium also entered into a Share Exchange Agreement with Eli Lilly and Company ("Lilly"). Pursuant to this agreement, Lilly was issued 360,198 shares of Millennium Common Stock in exchange for all of the shares of MBio Series B Convertible Preferred Stock owned by it.

Millennium agreed to register the shares issued to Lilly on a registration statement on Form S-3. The number of shares issued to Lilly will be adjusted, upward or downward, based on the closing price of Millennium Common Stock over the five consecutive trading days ending on the first trading day prior to the effectiveness of the Form S-3 resale Registration Statement.

         Also on October 14, 1999, MBio amended the terms of its strategic alliance with Lilly. Under the amendment (the "October 1999 Amendment"), the research program was refocused from the discovery of new therapeutic proteins to the further development of the therapeutic proteins which had been identified in the course of the research program. The research program will now end in May 2000, and Lilly's funding obligations under the refocused research program were waived. Millennium agreed to provide the research funding for the further development of the identified therapeutic proteins which was previously provided by Lilly. In addition, Lilly's non-exclusive license to use the genes and proteins from the jointly-funded program in their small molecule drug discovery programs was amended to be a non-royalty bearing license.

         As part of the October 1999 Amendment and in accordance with the original terms of this alliance, Lilly received royalty-bearing worldwide exclusive rights to develop and commercialize 25% of the therapeutic proteins discovered under the research program. MBio received non-royalty bearing, worldwide exclusive rights to develop and commercialize 75% of the therapeutic proteins discovered under the research program. In the event that Lilly achieves product development and regulatory milestones in its development of the therapeutic proteins exclusively licensed to it from the alliance, Lilly will be obligated to make milestone payments to MBio.

         Also on October 14, 1999, MBio and Millennium entered into amendments to the Rights Exchange Agreement and Technology Transfer and License Agreement to which they are parties, each dated May 20, 1997.

         The amendment to the Rights Exchange Agreement provides that Millennium will no longer be obligated to transfer to MBio future product development opportunities or other technology rights that come into existence or under the control of Millennium subsequent to the date of the amendment and that Millennium will no longer be required to use reasonable efforts when negotiating third party collaboration agreements to limit licenses and rights granted to the third party in MBio's core field. In addition, should the proposed merger between Millennium and MBio not have closed by December 31, 2000, Millennium and MBio agreed to execute on that date an amended and restated Rights Exchange Agreement which would reinstate Millennium's obligations as outlined above.

         The amendment to the Technology Transfer and License Agreement provides that Millennium will no longer be obligated to grant MBio a royalty-free, exclusive license to technology relating to the development, manufacture and/or commercialization of products in MBio's core field that come into existence subsequent to the date of the amendment. In addition, should the proposed merger between MBio and Millennium not have closed by December 31,

2000, Millennium and MBio agreed to execute on that date an amended and restated Technology Transfer and License Agreement which would reinstate this obligation of Millennium and would include a new obligation for MBio to share in the costs associated with licensing or acquisition of product technology that has application in MBio's core field and that was licensed or acquired from third parties subsequent to October 14, 1999.

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

IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. It is possible that an incorrect recognition of dates could cause system failures or miscalculations of data. The following describes our efforts to address this issue, the related costs, the potential ramifications of a Year 2000 problem at Millennium and the contingencies we are implementing to address problems that may arise despite our Year 2000 efforts.

         STATE OF READINESS. We have determined that we have Year 2000 exposure in the following areas:

-- software and hardware contained in or integrated with our automated processes and our infrastructure, including our networks, data processing systems and financial and administrative systems,

--   embedded technology in our facilities and laboratory equipment, and

-- the Year 2000 readiness of third party vendors and suppliers of goods, services and systems as it relates to the foregoing areas.

         We are using both internal and external resources to identify potential issues, costs and solutions to address Year 2000 concerns. For this effort, we are using procedures outlined in the Government Accounting Office's Y2K Guide.

         We have completed an inventory and assessment of software and hardware contained in or integrated with our automated processes and our infrastructure. Our assessment included researching available vendor Year 2000 compliance statements as well as contacting certain vendors to obtain Year 2000 compliance certifications and/or remediation recommendations for these systems and equipment. We have identified critical systems on which we have focused our remediation and testing efforts. To date, we have identified aspects of the computer hardware, network infrastructure and business systems that we purchase from third party vendors which are not Year 2000 compliant. We have obtained and implemented vendor recommendations for correcting deficiencies in critical systems and have established a process to monitor and implement any additional vendor recommendations for correcting these Year 2000 deficiencies in our critical systems. We expect to have implemented any necessary Year 2000 upgrades to critical systems provided to us by third party vendors or to have developed a contingency plan for critical systems by the end of the fourth quarter.

         In addition, we have identified aspects of our own internally developed software applications that are not Year 2000 compliant. We are conducting remediation and testing for critical software applications. We will continue to perform remediation and testing efforts throughout the fourth quarter including testing of specific critical applications to simulate their operation in the Year 2000. We expect to complete any necessary remediation of critical internally developed systems or, where remediation is not feasible, to have developed a contingency plan for such critical systems, by the end of the fourth quarter.

         We are also conducting an inventory and assessment of hardware and software embedded in our facilities and laboratory equipment. We completed an inventory and risk assessment of critical laboratory and facilities equipment and systems during the first half of 1999 and have scheduled a review and follow-up inventory in the fourth quarter. Our assessment included researching available vendor Year 2000 statements as well as contacting certain vendors to obtain Year 2000 compliance certifications and/or remediation recommendations for these systems and equipment. We have conducted a remediation of such systems and equipment based upon these recommendations and have established a process for identifying and implementing any additional vendor recommendations. We expect to complete all corrective actions on critical laboratory and facilities or, where correction is not feasible, will have developed a contingency plan for such critical facilities or laboratory equipment, by the end of the fourth quarter.

         We have also made inquiries of the Year 2000 readiness of a limited number of our important vendors, suppliers and other third party companies with whom we do business.

         COSTS. Our costs to date associated with assessment, remediation and testing activities concerning the Year 2000 problem have not been material. We do not expect that we will incur material additional costs in connection with identifying, evaluating and addressing Year 2000 compliance issues.

         WORST CASE SCENARIO. Our reasonably likely worst case Year 2000 scenario would be that the failure of any computer hardware and software systems or a failure of any facilities or laboratory equipment could result in a disruption in the integrity of the data produced in our research and development programs and/or cause material delays in our ability to provide such data to our strategic alliance partners, either of which could have a material adverse effect on our business and operating results.

         CONTINGENCY PLAN. We are developing contingency plans for critical aspects of our systems and operations to address Year 2000 problems that may arise despite our Year 2000 compliance efforts.
Currently, these plans focus on the development of procedures for:

--   employee safety,

--   protecting valuable lab materials including tissues and clones,

--   data preservation,

--   animal facility system failures,

--   handling equipment malfunction,

-- arranging for alternative power sources in the event of power outages in critical facilities,

-- methodical testing of critical systems during the weekend of January 1, 2000, and

-- making key personnel "on call" during the weekend of January 1, 2000 to identify promptly and begin remediating any Year 2000 related system failures.

We continue to engage in ongoing assessment, remediation and testing activities and our internal results, as well as the responses we receive from third parties will be taken into account in determining the nature and extent of any further contingency plans if necessary. However, we may not be able to modify our systems and equipment or find alternative vendors in a timely and successful manner to comply with Year 2000 requirements, which could have a material adverse effect on our business and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of the Company's Investment Policy are to preserve principal, maintain liquidity to meet operating needs and maximize yields. The Company's Investment Policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

         The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          The exhibits listed in the Exhibit Index are included in this report.

     (b)  Reports on Form 8-K

          1. Form 8-K filed with the Securities and Exchange Commission on October 21, 1999, as amended by Form 8-K/A filed on October 29, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MILLENNIUM PHARMACEUTICALS, INC.
                                                 (Registrant)


Date:  November 5, 1999                By:   /s/ Kevin P. Starr
                                             -----------------------
                                             Kevin P. Starr
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:



Exhibit
  No.               Description
-------             -----------

  27.1              Financial Data Schedule for the quarter ended September 30,
                    1999

  99.1              Pages 45 through 59 of the Company's Annual Report of Form
                    10-K for the year ended December 31, 1998, as filed with the Securities Exchange Commission (which are deemed filed except to the extent that portions are not expressly incorporated by reference herein).
