Form 10-Q
period 2000-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2000-05-02
CIK 1002637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.001 par value per share, outstanding as of April 27, 2000 was 91,489,480.

                        MILLENNIUM PHARMACEUTICALS, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                            PAGE
         PART I - FINANCIAL INFORMATION

         ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Condensed Consolidated Balance Sheets
                        March 31, 2000 and December 31, 1999 ..............................   3

                     Condensed Consolidated Statements of Operations
                        for the three months ended March 31, 2000 and 1999 ................   4

                     Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 2000 and 1999 ................   5

                     Notes to Condensed Consolidated Financial Statements .................   6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS ..................................   9

         ITEM 3.   QUANTITATIVE  AND  QUALITATIVE DISCLOSURE ABOUT MARKET RISK ............  13

         PART II - OTHER INFORMATION

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................  13
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................  14
         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .......................................  14

         SIGNATURES .......................................................................  16
         EXHIBIT INDEX ....................................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31               DECEMBER 31
(in thousands, except per share amounts)                          2000                    1999
                                                                --------               -----------
                                                               (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents ................................    $ 266,059                $  56,775
 Marketable securities ....................................      388,745                  204,941
 Due from strategic partners ..............................        9,325                   11,579
 Prepaid expenses and other current assets ................        9,665                   13,215
                                                               ---------                ---------
  Total current assets ....................................      673,794                  286,510
Property and equipment, net ...............................       64,856                   59,543
Restricted cash and other assets ..........................       12,470                   12,965
Debt issuance costs .......................................       11,461                       --
Intangible assets, net ....................................      180,559                  182,607
                                                               ---------                ---------
  Total assets ............................................    $ 943,140                $ 541,625
                                                               =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................................    $  15,970                $  22,953
 Accrued expenses .........................................       32,232                   17,306
 Deferred revenue .........................................        4,275                    7,936
 Current portion of capital lease obligations .............       11,429                   10,968
                                                               ---------                ---------
  Total current liabilities ...............................       63,906                   59,163
Capital lease obligations, net of current portion .........       28,177                   27,488
Long term debt ............................................      400,000                       --
Minority interest .........................................       16,055                   15,568
Commitments and contingencies

Stockholders' equity:
 Preferred Stock, $0.001 par value; 5,000 shares
  authorized, non issued ..................................           --                       --
 Common Stock, $0.001 par value; 100,000 shares
  authorized, 91,429 shares in 2000 and 89,301 shares
  in 1999 issued and outstanding ..........................           91                       89
 Additional paid-in capital ...............................      911,932                  883,125
 Deferred compensation ....................................       (1,548)                  (1,055)
 Notes receivable from officers ...........................         (483)                  (1,026)
 Accumulated other comprehensive loss .....................         (770)                    (739)
 Accumulated deficit ......................................     (474,220)                (440,988)
                                                               ---------                ---------
  Total stockholders' equity ..............................      435,002                  439,406
                                                               ---------                ---------
  Total liabilities and stockholders' equity ..............    $ 943,140                $ 541,625
                                                               =========                =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                          ------------------------
(in thousands, except per share amounts)                     2000          1999
                                                          ----------    ----------
Revenue under strategic alliances ....................    $  46,773    $  40,992
                                                          ---------    ---------
Costs and expenses:
 Research and development ............................       60,100       35,433
 General and administrative ..........................       10,823        7,126
 Amortization of intangible assets ...................       11,970          676
                                                          ---------    ---------
     Total costs and expenses.........................       82,893       43,235
                                                          ---------    ---------
Loss from operations .................................      (36,120)      (2,243)
Interest income ......................................        8,480        2,759
Interest expense .....................................       (5,451)        (697)
Minority interest ....................................         (141)       2,253
                                                          ---------    ---------
Net income (loss) ....................................    $ (33,232)   $   2,072
                                                          =========    =========

Basic net income (loss) per share ....................    $   (0.37)   $    0.03
                                                          =========    =========
Shares used in computing basic net
  income (loss) per share ............................       90,445       70,630
                                                          =========    =========
Diluted net incoome (loss) per share .................    $   (0.37)   $    0.03
                                                          =========    =========
Shares used in computing diluted
  net income (loss) per share ........................       90,445       76,387
                                                          =========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                          ----------------------------
(in thousands)                                               2000              1999
                                                          ----------        ----------
OPERATING ACTIVITIES
Net income (loss) ....................................    $(33,232)         $   2,072
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Depreciation and amortization ........................      17,785              4,546
Minority interest ....................................         141             (2,253)
Stock compensation ...................................       1,633                224
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets ..........       6,549             (2,015)
  Due from strategic partners ........................       2,254              3,337
  Restricted cash and other assets ...................         339                184
  Accounts payable and accrued expenses ..............       5,020              3,127
  Deferred revenue ...................................      (3,661)             3,815
                                                         ---------          ---------
Net cash provided by (used in) operating activities ..      (3,172)            13,037
                                                         ---------          ---------

INVESTING ACTIVITIES
Purchase of property and equipment ...................      (7,143)            (3,778)
Sales of marketable securities .......................      61,222             15,500
Purchase of marketable securities ....................    (245,056)          (101,034)
                                                         ---------          ---------
Net cash used in investing activities ................    (190,977)           (89,312)
                                                         ---------          ---------
FINANCING ACTIVITIES
Issuance of convertible subordinated notes,
  net of issuance costs ..............................     388,695                 --
Net proceeds from employee stock purchases ...........      17,572              9,817
Proceeds from sale of subsidiary stock ...............          --             15,000
Repurchase of common stock ...........................          --                 (1)
Payments of capital lease obligations ................      (2,834)            (1,902)
                                                        ----------          ---------
Net cash provided by financing activities ............     403,433             22,914
                                                        ----------          ---------
Increase (decrease) in cash and cash equivalents .....     209,284            (53,361)
Cash and cash equivalents at beginning of period .....      56,775            138,284
                                                        ----------          ---------
Cash and cash equivalents at end of period ...........    $266,059          $  84,923
                                                        ==========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ...............................    $    746          $     682
NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases ..............    $  3,984          $   2,615
Issuance of common stock to Abgenix, Inc. ............      10,000                 --
Deferred compensation relating to issuance
  of stock options ...................................         345                 --

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (unaudited)

1-       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 which was filed with the Securities and Exchange Commission on February 25, 2000.

2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements as the Company's investment policies prohibit the use of derivatives.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this bulletin was deferred to no later than the second fiscal quarter beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating the impact SAB 101 will have on its financial position or results of operations.

(b)      NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on the weighted average number of common shares outstanding. For the three month period ended March 31, 2000, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive. For the three month period ended March 31, 1999, the difference between basic and diluted shares used in the computation of income per share is the 5,756,920 weighted-average common equivalent shares resulting from outstanding common stock options and warrants.

(c)      CASH EQUIVALENTS AND MARKETABLE SECURITIES

         Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, which are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. Marketable securities at March 31, 2000 and December 31, 1999 are classified as "available-for-sale." There have been no realized gains or losses on sales of any securities in 2000 or 1999.


3-       STRATEGIC ALLIANCES

         On January 6, 2000, the Company announced that it had signed an agreement regarding the licensing of LDP-977, for the treatment of chronic asthma, to Taisho Pharmaceutical Co., Ltd. ("Taisho"). Under the agreement, Taisho will hold an exclusive license to LDP-977 in Japan, Asia and Europe while the Company will retain rights for the rest of the world, including North America. In exchange, Taisho will fund all of the research and development expenses of the compound in Japan and Asia, and two-thirds of the expenses in the United States and Europe. Taisho will also have right of first negotiation for commercialization in the U.S. should the Company seek to sub-license in that territory. Quarterly research and development payments began in the first quarter of 2000. In addition to funding research and development expenses, Taisho paid a licensing fee to the Company in the first quarter of 2000 which was recognized as revenue and, in addition, will pay milestone payments for research and development progress in each of Taisho's licensed territories. The Company will also receive a supply fee based on net sales of the product in each of Taisho's licensed territories in exchange for the Company's manufacture and supply of the product to Taisho.

         The Company and AstraZeneca AB ("AstraZeneca") mutually decided to end the research phase of their inflammatory respiratory collaboration in order to pursue independent research efforts. In January 2000, the Company received a concluding payment and will be entitled to receive milestone and royalty payments on sales of therapeutic products resulting from certain targets discovered during the collaboration and on which AstraZeneca will continue to conduct research and development efforts.

         On March 6, 2000, the Company entered into a collaboration with Abgenix, Inc. ("Abgenix") which provides the Company with access to Abgenix's XenoMouse(TM) technology for the creation of fully human antibodies. In exchange for this technology, the Company made a $10 million upfront payment consisting of shares of the Company's common stock and potential future payments may be made by the Company upon the achievement of agreed-upon milestones . The Company will also pay to Abgenix royalties on future product sales.

4-       CONVERTIBLE DEBT

         In January 2000, the Company completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007. The notes are convertible into Millennium common stock at any time prior to maturity at a price equal to

$84.14 per share, subject to adjustment, unless previously repurchased or redeemed by the Company under certain circumstances. Under the terms of the notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year.

5-       MILLENNIUM PREDICTIVE MEDICINE

         On March 2, 2000, the Company announced that it will acquire the outstanding preferred and common shares of its Millennium Predictive Medicine, Inc. ("MPMx") subsidiary that it does not already own, making it a wholly-owned subsidiary of the Company. The transaction will be a stock-for-stock exchange. Under the terms of the agreement, MPMx shareholders, including Becton Dickinson and Company ("Becton Dickinson"), will receive 0.4 shares of Millennium common stock in exchange for each MPMx share. The total value of Millennium common stock to be received by MPMx's stockholders in the merger based upon the fair value of Millennium common stock at the date of the announcement of the merger, March 2, 2000, is approximately $143.6 million. Minority interest will no longer be recorded upon the close of the merger which is anticipated in the second quarter of 2000.

6-       SUBSEQUENT EVENT

On April 12, 2000, the Company filed a Certificate of Amendment of Certificate of Incorporation increasing the authorized common stock, $0.001 par value per share, of the Company, from 100,000,000 shares to 500,000,000 shares. On February 28, 2000, the Board of Directors of the Company delcared a two-for-one stock split of the common stock, to be effected in the form of a 100% stock dividend payable on April 18, 2000 to stockholders of record as of March 28, 2000. Stockholders' equity has been restated to give retroactive application to the April 18, 2000 stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock split. In addition, all references in the condensed consolidated financial statements to the number of shares and per share amount have been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE SET FORTH UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH "RISK FACTORS THAT MAY AFFECT RESULTS" DISCUSSION IS EXPRESSLY INCORPORATED BY REFERENCE HEREIN.

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

         During 1999, we expanded our operations through internal growth, additional strategic alliances and acquisitions. We also hired additional staff in research and drug discovery, development, informatics, biotherapeutics and diagnostics/prognostics, as well as in other support areas. In December 1999, we acquired LeukoSite, Inc. ("LeukoSite") in a stock-for-stock acquisition accounted for as a purchase. LeukoSite has been a leader in the discovery and development of therapeutics based upon the biology of leukocytes. Therapeutics acquired from LeukoSite may be used to treat cancer and inflammatory, autoimmune and viral diseases. Through the LeukoSite acquisition, we extended our pipeline of small molecule and biotherapeutic drug candidates, principally in the areas of oncology and inflammation and added several preclinical product candidates and five product candidates in clinical trials.

         To date, all of our revenues have resulted from payments from strategic partners and United States government research grants. We have not received any revenue from the sale of products. Our current strategic alliances include the following: two agreements with the Wyeth-Ayerst
Division of American Home Products in certain disorders of the central nervous system and in bacterial diseases; an agreement with Bayer AG in cardiovascular disease, and certain areas of oncology, osteoporosis, pain, liver fibrosis, hematology and viral infections; and an agreement with Monsanto Company in plant agriculture. In addition through our acquisition of LeukoSite we gained the following strategic alliances: a partnership with ILEX Oncology, Inc. ("ILEX") for product development of Campath-Registered Trademark-, a monoclonal antibody being investigated for use in the treatment of chronic lymphocytic leukemia, for which we are currently seeking FDA approval; and an agreement, through our joint venture partnership with ILEX, with Schering AG/Berlex Laboratories for distribution of the CAMPATH-Registered Trademark- product candidate. In addition, we have a number of other strategic alliances. Our strategic alliance agreements have provided us with various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations.

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


RESULTS OF OPERATIONS

         QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         For the three months ended March 31, 2000 (the "2000 Quarterly Period"), we reported a net loss of $33.2 million or ($0.37) per basic and diluted share as compared to net income of $2.1 million or $0.03 per basic and diluted share for the three months ended March 31, 1999 (the "1999 Quarterly Period"). Operating results for the 2000 Quarterly Period represent the first reported quarter of fully combined revenues and expenses related to the acquisition of LeukoSite.

         Revenue under strategic alliances increased to $46.8 million for the 2000 Quarterly Period from $41.0 million for the 1999 Quarterly Period. The increase in revenue is primarily due to our receipt of a lump sum payment upon conclusion of our collaboration agreement with AstraZeneca, the signing of a new strategic alliance agreement with Taisho, and a milestone payment from our strategic alliance with Monsanto Company. This increase is offset in part by a scheduled decrease in funding from our alliance with Bayer AG. We expect revenue under our existing and from new strategic alliances to continue, however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their initial term or beyond.

         Research and development expenses increased to $60.1 million for the 2000 Quarterly Period from $35.4 million for the 1999 Quarterly Period. The increase was primarily attributable to our investment in six product candidates in clinical trials and several preclinical products, increases in personnel expenses, purchases of laboratory supplies and technology license payments for access to gene database information. We expect research and development expenses to continue to increase above the 2000 Quarterly Period rate of spending, as personnel are added and as research and development activities are expanded to accommodate our existing strategic alliances and development efforts.

         General and administrative expenses increased to $10.8 million for the 2000 Quarterly Period from $7.1 million for the 1999 Quarterly Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well as to increases in facilities expenses, consulting, and other professional fees associated with the expansion and increased complexity of our operations and increased business development activity. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

         On December 22, 1999, we acquired LeukoSite for an aggregate purchase price of $550.4 million primarily consisting of 13,353,866 shares of common stock and 1,768,174 shares of common stock issuable upon the exercise of LeukoSite options and warrants. The transaction was recorded as a purchase for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specific intangible assets and goodwill. We also incurred a nonrecurring charge to operations for acquired in-process research and development. Our research and development projects acquired in connection with LeukoSite are expected to continue in line with the estimates set forth in our 1999 Annual Report on Form 10-K. Goodwill is being amortized on a straight-line basis over four years. Amortization expense related to the LeukoSite acquisition for the 2000 Quarterly Period was approximately $11.3 million.

         Interest income increased to $8.5 million for the 2000 Quarterly Period from $2.8 million for the 1999 Quarterly Period. The increase resulted from a higher level of invested funds due to proceeds from the convertible debt offering in January 2000. Interest expense increased to $5.5 million for the 2000 Quarterly Period from $.7 million for the 1999 Quarterly Period due to interest obligations arising from the convertible debt offering, which closed in January 2000.

         Minority interest represents the minority shareholder interest of Becton Dickinson in the net income for the 2000 Quarterly Period of our majority-owned subsidiary MPMx. Minority interest for the 1999 Quarterly period represents the minority shareholder interest of Eli Lilly and Company in the net loss of our majority-owned subsidiary, Millennium BioTherapeutics, Inc. ("MBio") as well as the minority shareholder interest of Becton Dickinson in the net income of MPMx. As of October 14, 1999, Lilly no longer owned a minority interest in MBio. On December 21,1999 we merged MBio into us. As we have announced we will acquire all the outstanding shares of MPMx, including those owned by Becton Dickinson, minority interest will no longer be recorded upon the close of the merger which is anticipated in the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had approximately $654.8 million in cash, cash equivalents and marketable securities, an increase of $393.1 million from December 31, 1999. This excludes $11.2 million of interest-bearing marketable securities classified as restricted cash and other assets on our balance sheet which serve as security deposits for certain of our facilities leases.

         The increase in cash, cash equivalents and marketable securities is primarily due to $388.7 million of net proceeds from the convertible debt offering and $17.6 million of proceeds from exercises of stock options, partly offset by cash outflows for the purchase of $7.1 million of property and equipment, $2.8 million to pay capital lease obligations and $3.2 million for operating activities.

         In January 2000, we completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007. The notes are convertible into shares of our common stock at any time prior to maturity at a price equal to $84.14 per share, subject to adjustment, unless previously repurchased or redeemed by us under certain circumstances. Under the terms of the notes, we are required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year.

         On March 6, 2000, we entered into a collaboration with Abgenix, which provides us with access to Abgenix's XenoMouse(TM) technology for the creation of fully human antibodies. In exchange for this technology, we made a $10 million upfront payment consisting of shares of our common stock. We may make potential future payments upon the achievement of agreed-upon milestones. We will also pay to Abgenix royalties on future product sales.

         We believe that existing cash, including the proceeds from our January 2000 convertible debt offering, our investment securities and the anticipated cash payments from our current strategic alliances will be sufficient to support our operations for the near term. Our actual future cash requirements, however, will depend on many factors, including the progress of our disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, acquisitions, our ability to establish and maintain additional strategic alliance and licensing arrangements, and the progress of our development efforts and the development efforts of our strategic partners.

         We expect that we will require significant additional financing in the future, which we may seek to raise through public or private equity offerings, debt financings, additional strategic alliances or other financing sources. However, additional financing, strategic alliances or licensing arrangements may not be available when needed or, if available, such financing may not be obtained on terms favorable to us or our stockholders. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and, as such, actual results may vary.


SUBSEQUENT EVENT

         On March 2, 2000, we announced that we will acquire the outstanding preferred and common shares of MPMx that we do not already own, making it a wholly-owned subsidiary. The transaction will be a stock-for-stock exchange. Under the terms of the agreement, MPMx shareholders, including Becton Dickinson, will receive 0.4 shares of our common stock in exchange for each MPMx share. The total value of our common stock to be received by MPMx's stockholders in the merger based upon the fair value of our common stock at the date of the announcement of the merger, March 2, 2000, is approximately $143.6 million. Minority interest will no longer be recorded upon the close of the merger which is anticipated in the second quarter of 2000.

         On April 12, 2000, we filed a Certificate of Amendment of
Certificate of Incorportation increasing the authorized common stcok, $0.001 par value per share, of the Company, from 100,000,000 shares to 500,000,000 shares. On February 28, 2000, our Board of Directors declared a two-for-one stock split of the common stock, to be effected in the form of a 100% stock dividend payable on April 18, 2000 to stockholders of record as of March 28,2000. Stockholders' equity has been restated to give retroactive application to the April 18, 2000 stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock split. In addition, all references in the condensed consolidated financial statements to the number of shares and per share amount have been restated to reflect the stock split.


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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk. However, due to the conservative nature of our investments and relatively short duration, we believe interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

         The interest rates on our convertible subordinated notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

         Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 6, 2000, the Company issued and sold to Abgenix, Inc. 163,600 shares (subject to adjustment) of its Common Stock, $0.001 par value per share, for aggregate proceeds of approximately $10.0 million. These shares were issued in connection with a collaboration agreement between the parties and no person served as an underwriter with respect to this transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 2000 Annual Meeting of Stockholders was held on April 12, 2000 (the "Annual Meeting"). The following is a summary of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, and broker non-votes and abstentions, adjusted for the April 18, 2000 stock split as to each such matter:

1. Election of two Class I directors, each for a term of three years.

                                                         NUMBER OF SHARES
                                                     ------------------------
                                                     For             Withheld
Christopher K. Mirabelli, Ph.D. ................  76,063,742           585,828
Steven C. Wheelwright, Ph.D. ...................  76,129,292           520,278


2. Approval of an amendment to the Company's Restated Certificate of Incorporation increasing the number of shares of Common Stock authorized for issuance from 100,000,000 to 500,000,000.

For ......................  63,089,406
Against ..................  13,521,566
Abstain ..................      38,598
Non-votes ................          --


3. Approval of the Company's 2000 Stock Incentive Plan.

For .............................     41,395,856
Against .........................     21,881,050
Abstain .........................        141,344
Non-votes .......................     13,231,320

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

               The exhibits listed in the Exhibit Index are included in this report.

      (b)      Reports on Form 8-K

               The following current reports on Form 8-K were filed by the Company during the last quarter:

1.       Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2000.
2.       Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 6, 2000
3.       Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2000
4.       Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2000
5.       Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 27, 2000
6.       Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2000
7.       Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2000
8.       Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2000

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MILLENNIUM PHARMACEUTICALS, INC.
                                (Registrant)




Date: May 2, 2000               By: /s/ Kevin P. Starr
                                    -------------------------------------------
                                    Kevin P. Starr
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
  NO.                                        DESCRIPTION
   3.1        Amendment to Amended and Restated By-Laws of the Company dated March 1, 2000.

  27.1        Financial Data Schedule for the quarter ended March 31, 2000

  99.1        Pages 22 through 34 of the Company's Annual Report on  Form 10-K for the year ended
              December 31, 1999 as filed with the Securities and Exchange Commission which are deemed to be filed except to the extent that any such portions are not expressly incorporated herein by reference.