Form 10-Q
period 2000-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2000-07-26
CIK 1002637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                        OR
     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     COMMISSION FILE NUMBER  0-28494

                          ----------------------------

                        MILLENNIUM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                            04-3177038
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     75 SIDNEY STREET                                    02139
     CAMBRIDGE, MASSACHUSETTS                            (Zip Code)
     (Address of principal executive offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 679-7000

                          ----------------------------


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X                            NO
         -----

     The number of shares outstanding of each of the registrant's classes of common stock as of:

         DATE                     CLASS                     OUTSTANDING SHARES
     July 21, 2000     Common stock, $.001 par value             93,816,282

  -----------------------------------------------------------------------------

                        MILLENNIUM PHARMACEUTICALS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS


                                                                           PAGE

PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 2000 and December 31, 1999                           3

               Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 2000 and
               1999                                                          4

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2000 and 1999                       5

               Notes to Condensed Consolidated Financial Statements          6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk    14

PART II OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              15

               Signatures                                                    16

               Exhibit Index

PART I     FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30, 2000       DECEMBER 31, 1999
                                                                -------------       -----------------
                                                                 (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 154,865           $  56,775
   Marketable securities                                             489,885             204,941
   Due from strategic partners                                        18,919              11,579
   Prepaid expenses and other current assets                          13,179              13,215
                                                                   ---------           ---------
     Total current assets                                            676,848             286,510
Property and equipment, net                                           68,477              59,543
Restricted cash and other assets                                      19,776              12,965
Debt issuance costs                                                   10,867                   -
Intangible assets, net                                               162,382             182,607
                                                                   ---------           ---------
        Total assets                                               $ 938,350           $ 541,625
                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $ 12,843            $ 22,953
   Accrued expenses                                                   37,281              17,306
   Deferred revenue                                                   17,155               7,936
   Current portion of capital lease obligations                       12,527              10,968
                                                                   ---------           ---------
     Total current liabilities                                        79,806              59,163
Capital lease obligations, less current portion                       28,053              27,488
Long term debt                                                       400,000                   -
Minority interest                                                          -              15,568

Commitments and contingencies

Stockholders' equity:
      Preferred stock $.001 par value-
         Authorized-5,000 shares
         Issued and outstanding-no shares                                  -                   -
      Common stock, $.001 par value-
         Authorized-500,000 shares
         Issued and outstanding-93,676 shares at June 30, 2000
            and 89,301 shares at December 31, 1999                        94                  89
      Additional paid-in capital                                     943,598             883,125
      Deferred compensation                                           (1,731)             (1,055)
      Notes receivable from officers                                    (523)             (1,026)
      Accumulated other comprehensive loss                            (1,146)               (739)
      Accumulated deficit                                           (509,801)           (440,988)
                                                                   ---------           ---------
        Total stockholders' equity                                   430,491             439,406
                                                                   ---------           ---------
        Total liabilities and stockholders' equity                 $ 938,350           $ 541,625
                                                                   =========           =========


See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       2000         1999               2000              1999
                                                       ----         ----               ----              ----
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Revenue under strategic alliances                $    46,873      $   47,273        $   93,646       $ 88,265
                                                 -----------      ----------        ----------       --------

COSTS AND EXPENSES:
Research and development                              62,011          39,484           122,111         74,917
General and administrative                            11,057           8,502            21,880         15,628
Amortization of intangibles                           12,161             675            24,131          1,351
                                                 -----------      ----------        ----------       --------
   Total costs and expenses                           85,229          48,661           168,122         91,896
                                                 -----------      ----------        ----------       --------

LOSS FROM OPERATIONS                                 (38,356)         (1,388)          (74,476)        (3,631)

OTHER INCOME (EXPENSE):
    Equity in operations of joint venture             (1,400)              -            (1,400)             -
    Interest income                                   10,781           3,133            19,261          5,892
    Interest expense                                  (6,684)           (775)          (12,135)        (1,472)
    Minority interest                                     78              34               (63)         2,287
                                                 -----------      ----------        ----------       --------

NET INCOME (LOSS)                                    (35,581)          1,004           (68,813)         3,076

Deemed preferred stock dividend                      (45,668)              -           (45,668)             -
                                                 -----------      ----------        ----------       --------

Net income (loss) attributable to common
stockholders                                     $   (81,249)     $    1,004        $ (114,481)      $  3,076
                                                 ===========      ==========        ==========       ========

Basic and diluted net income (loss) per
share                                            $     (0.88)     $     0.01        $    (1.25)      $   0.04
                                                 ===========      ==========        ==========       ========

Shares used in computing basic net
income (loss) per share                               92,220          71,638            91,332         71,140
                                                 ===========      ==========        ==========       ========

Shares used in computing diluted net
income (loss) per share                               92,220          76,982            91,332         76,376
                                                 ===========      ==========        ==========       ========


See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                          2000             1999
                                                                          ----             ----
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)                                                     $  (68,813)       $   3,076
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
 Depreciation and amortization                                             31,742           10,149
 Minority interest                                                             63           (2,283)
 Stock compensation expense                                                 1,371              454
 Equity in operations of joint venture                                      1,400                -
 Change in operating assets and liabilities:
    Prepaid expenses and other current assets                               3,037           (2,146)
    Due from strategic partners                                            (7,340)          (7,219)
    Restricted cash and other assets                                          627             (992)
    Accounts payable and accrued expenses                                   8,465            8,646
    Deferred revenue                                                        9,219            5,915
                                                                       ----------        ---------
     Net cash provided by (used in) operating activities                  (20,229)          15,600
                                                                       ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                    (402,384)        (154,573)
  Proceeds from maturities of marketable securities                       117,021           31,025
  Purchases of property and equipment                                     (13,689)         (14,931)
                                                                       ----------        ---------
      Net cash used in investing activities                              (299,052)        (138,479)
                                                                       ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of convertible subordinated notes, net of issuance costs        388,695                -
 Proceeds from sale of common stock and exercise of warrants                2,930                -
 Proceeds from sale of subsidiary stock                                         -           15,000
 Net proceeds from employee stock purchases                                29,817           14,247
 Repurchase of common stock                                                     -               (1)
 Repayment of notes receivable from officers                                  555                -
 Principal payments on capital leases                                      (4,626)          (4,204)
                                                                       ----------        ---------
     Net cash provided by financing activities                            417,371           25,042
                                                                       ----------        ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            98,090          (97,837)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  56,775          138,284
                                                                       ----------        ---------
CASH AND EQUIVALENTS, END OF PERIOD                                    $  154,865        $  40,447
                                                                       ==========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                          $    1,417        $   1,443
                                                                       ==========        =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     Equipment acquired under capital lease                            $    6,750        $   4,700
     Write off of capital assets                                            1,350                -
     Issuance of common stock to Abgenix, Inc.                             10,000                -
     MPI buyout of Becton Dickinson interest in MPMx                       61,160                -
     MPI buyout of common stock interest in MPMx                           82,400                -
     Deferred compensation relating to issuance of stock options            1,160                -


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which was filed with the Securities and Exchange Commission on February 25, 2000.

2.  Summary of Significant Accounting Policies

    (a) Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133." The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements as the Company's investment policies prohibit the use of derivatives.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company is currently in the process of evaluating the impact SAB 101 will have on its financial position and results of operations.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its financial statements.

    (b) Net Income (Loss) Per Common Share

    Basic net income (loss) per common share is based on the weighted average number of common shares outstanding. For the three and six months ended
    June 30, 2000, diluted net loss per
    common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive. For the three and six months ended June 30, 1999 the difference between basic and diluted shares used in the computation of earnings per share is 5.3 million and 5.2 million weighted-average common equivalent shares resulting from outstanding common stock options and warrants, respectively. For the three and six months ended June 30, 2000, net loss attributable to common stockholders is calculated by including the deduction of a deemed preferred stock dividend relating to the excess of the fair value of the Company's common stock consideration over the carrying value of the Millennium Predictive Medicine, Inc. ("MPMx") preferred stock acquired from Becton Dickinson and Company ("Becton Dickinson"). See Note 5.

    (c) Cash Equivalents and Marketable Securities

    Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, which are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. Marketable securities at June 30, 2000 and December 31, 1999 are classified as "available-for-sale".

3.  Strategic Alliances

    On January 6, 2000, the Company signed an agreement regarding the licensing of LDP-977, for the treatment of chronic asthma, with Taisho Pharmaceutical Co., LTD. ("Taisho"). Under the agreement, Taisho was granted an exclusive license to LDP-977 in Japan, Asia and Europe while the Company retained rights for the rest of the world, including North America. In exchange, Taisho agreed to fund all of the research and development expenses of the compound in Japan and Asia, and two-thirds of the expenses in the United States and Europe. Taisho has a right of first negotiation for commercialization in the U.S. should the Company seek to sub-license in that territory. Quarterly research and development funding payments began in the first quarter of 2000. In addition to funding research and development expenses, Taisho paid a licensing fee to the Company in the first quarter of 2000 which was recognized as revenue and, in addition, agreed to pay milestone payments for research and development progress in each of Taisho's licensed territories. The Company also is entitled to a supply fee based on net sales of the product in each of Taisho's licensed territories in exchange for the Company's manufacture and supply of the product to Taisho.

    The Company and AstraZeneca AB ("AstraZeneca") mutually decided to end the research phase of their inflammatory respiratory collaboration in order to pursue independent research efforts. In January 2000, the Company received a concluding payment and is entitled to receive milestone and royalty payments on sales of therapeutic products resulting from certain targets discovered during the collaboration and on which AstraZeneca continues to conduct research and development efforts.

    On March 6, 2000, the Company entered into a collaboration with Abgenix, Inc. ("Abgenix") which provides the Company with access to Abgenix's XenoMouse (TM) technology for the creation of fully human antibodies. In exchange for this technology, the Company made a $10 million upfront payment consisting of shares of the Company's common stock. Potential future payments may be made by the Company upon the achievement of agreed-upon milestones. The Company also is required to pay to Abgenix royalties on future product sales.

    On June 23, 2000, the Company entered into an alliance with Aventis Pharma ("Aventis"), the pharmaceutical company of Aventis S.A., covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of the Company's technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in the Company by Aventis. The companies have agreed to share the responsibility for and cost of developing, marketing and manufacturing products as well as profits in North America. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to the Company. Under a Technology Transfer Agreement, the Company agreed to provide Aventis with rights to its drug discovery technologies in exchange for payments of up to $200 million over a five-year period. Under an Equity Investment Agreement, Aventis agreed to invest $250 million in the Company's common stock. As part of this $250 million investment, a $150 million stock purchase is to be made in the third quarter of 2000 and two $50 million stock purchases are required to be made in 2001.

    On June 30, 2000, the Company, through its wholly-owned subsidiary MPMx, signed an agreement regarding the licensing of intellectual property of MPMx for diagnostic use in the area of human colon cancer to Becton Dickinson. Under the terms of the agreement, Becton Dickinson paid a one time license fee in the second quarter of 2000 which was recognized as revenue in exchange for certain research and development rights to select diagnostic markers and related intellectual property developed by MPMx in this disease area. Becton Dickinson also has an option to exercise a commercial license in the future.

4.  Convertible Debt

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

5.  Millennium Predictive Medicine

    On June 2, 2000, the Company acquired the outstanding preferred and common stock of its MPMx subsidiary that it did not already own, making MPMx a wholly-owned subsidiary of the Company. The transaction was a stock-for-stock exchange. Under the terms of the agreement, MPMx shareholders, including Becton Dickinson, received 0.4 shares of Millennium common stock in exchange for each MPMx share. The total value of Millennium common stock received by MPMx's stockholders in the merger, based upon the fair value of Millennium common stock on the date of the announcement of the merger, March 2, 2000, is approximately $143.6 million.

6.  Stock Split

    On April 12, 2000, the Company filed a Certificate of Amendment of Certificate of Incorporation increasing the authorized common stock, $0.001 par value per share, of the Company, from 100,000,000 shares to 500,000,000 shares. On February 28, 2000, the Board of Directors of the Company declared a two-for-one stock split of the common stock, which was effected in the form of a 100% stock dividend paid on April 18, 2000 to stockholders of record as of March 28, 2000. Stockholders' equity has been restated to give retroactive application to the April 18, 2000 stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock split. In addition, all references in the condensed consolidated financial statements to the number of shares and per share amount have been restated.

7.  Millennium & ILEX Partners, L.P.

    Through the Company's 1999 acquisition of LeukoSite, Inc, the Company gained a joint venture partnership with ILEX Oncology, Inc. ("ILEX") for product development of CAMPATH(R), a monoclonal antibody being investigated for use in the treatment of chronic lymphocytic leukemia. Under terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements.

    The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. The joint venture has sublicensed the rights to CAMPATH(R) from the Company.

8.  Subsequent Event

    On July 6, 2000 the Company announced that it entered into an agreement to acquire Cambridge Discovery Chemistry(TM), a wholly-owned subsidiary of Oxford Molecular Group. The purchase price is (pound)35 million (equal to approximately $53.1 million, based on the exchange rate on July 26, 2000), which will be paid in cash. The acquisition will be accounted for using the purchase method of accounting. The transaction is expected to close on July 27, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements. These statements include descriptions of Millennium's operational plans, expectations about future earnings and other results of operations, views of future industry or market conditions, and other statements that include words like "may," "expects," "believes" and "intends," and that describe opinions about future events. Known and unknown risks may cause Millennium's actual results and performance to be materially different from those expressed or implied by these statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in Exhibit 99.1 to this quarterly report, which discussion is expressly incorporated by reference herein.

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


To date, all of our revenues have resulted from payments from strategic partners and United States government research grants. We have not received any revenue form the sale of products. Our current strategic alliances include the following: two agreements with the Wyeth-Ayerst Division of American Home Products in certain disorders of the central nervous system and in bacterial diseases; an agreement with Bayer AG in cardiovascular disease, and certain areas of oncology, osteoporosis, pain, liver fibrosis, hematology and viral infections; an agreement with Monsanto Company in plant agriculture; a partnership with ILEX Oncology, Inc. ("ILEX") for product development of CAMPATH(R), a monoclonal antibody being investigated for use in the treatment of chronic lymphocytic leukemia, for which we are currently seeking FDA approval; and an agreement, through our joint venture partnership with ILEX, with Schering AG/Berlex Laboratories for distribution of the CAMPATH(R) product candidate. In addition, we have a number of other strategic alliances. Our strategic alliance agreements have provided us with various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations.

Millennium and & ILEX Partners, L.P. submitted a Biologics License Application ("BLA") for CAMPATH(R) in December 1999. The FDA accepted the application for filing in February 2000. CAMPATH(R) received "fast track" designation from the FDA and has been undergoing a six-month priority review. The FDA also granted CAMPATH(R) orphan drug designation. In Europe, the partnership submitted a Marketing Authorization Application in March 2000, which is being reviewed under the European Agency for the Evaluation of Medicinal Products' centralized procedures required for biotechnology products. In June 2000, the partnership announced the receipt of a complete response letter from the FDA related to the partnership's BLA. In the complete response letter, the FDA delineated the deficiencies noted after complete review of the licensing application, the resolution of which is necessary to continue the review of the application for consideration for marketing approval. The complete review of the application satisfied FDA's performance goal for priority review under the Prescription Drug User Fee Act (PDUFA). The partnership intends to respond rapidly to the FDA letter, and the agency is expected to reinitiate its review upon receipt of the partnership's complete response.

We are in the process of building an integrated biopharmaceutical company and as a result we continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that we will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs, and as a result of efforts to advance acquired products or our own development programs to commercialization. Our results of operations for any period may not be indicative of future results as our revenues under strategic alliance and licensing arrangements may fluctuate from period to period or year to year; these fluctuations, as well as fluctuations in spending, may result in periods of profitability and periods of losses.

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 1999

For the three months ended June 30, 2000 (the "2000 Quarterly Period"), we reported a net loss of $35.6 million or ($0.88) per basic and diluted share as compared to net income of $1.0 million or $0.01 per basic and diluted share for the quarter ended June 30, 1999 ("the 1999 Quarterly Period"). Operating results for the 2000 Quarterly Period represent the second reported quarter of fully combined revenues and expenses related to the December 1999 acquisition of LeukoSite.

Revenue under strategic alliances decreased to $46.9 million for the 2000 Quarterly Period from $47.3 million for the 1999 Quarterly Period. The decrease in revenue was primarily due to a one-time license fee payment made by Bayer AG in the 1999 Quarterly Period, offset in part by a one-time license fee paid by Becton Dickinson in the 2000 Quarterly Period and funding from the strategic alliances we gained which were not in place in the 1999 Quarterly Period. We expect revenue under existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial terms or beyond.

Research and development expenses increased to $62.0 million for the 2000 Quarterly Period from $39.5 million for the 1999 Quarterly Period. The increase was primarily attributable to increased personnel and facilities expenses, our continued investment in our clinical trials and preclinical product candidates, increased purchases of laboratory supplies, and increased technology license payments for access to gene database information. We expect research and development expenses to continue to increase as personnel are added and as research and development activities are expanded to accommodate our existing and additional strategic alliances and development efforts.

General and administrative expenses increased to $11.1 million for the 2000 Quarterly Period from $8.5 million for the 1999 Quarterly Period. The increase was attributable primarily to increased expenses for additional management and administrative personnel, as well as an increase in facilities expenses and other professional fees associated with the expansion and increased complexity of our operations and increased business development activity. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

On December 22, 1999, we acquired LeukoSite for an aggregate purchase price of $550.4 million primarily consisting of 13,353,866 shares of common stock and 1,768,174 shares of common stock issuable upon the exercise of LeukoSite options and warrants. The transaction was recorded as a purchase for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specific intangible assets and goodwill. We also incurred a nonrecurring charge to operations for acquired in-process research and development. Our research and development projects acquired in connection with LeukoSite are expected to continue in line with the estimates set forth in our 1999 Annual Report on Form 10-K. Goodwill is being amortized on a straight-line basis over four years. Amortization expense of $12.2 million for the 2000 Quarterly Period is primarily related to the LeukoSite acquisition.

Through our 1999 acquisition of LeukoSite, Inc, we gained a joint venture partnership with ILEX Oncology, Inc. ("ILEX") for product development of CAMPATH(R), a monoclonal antibody being investigated for use in the treatment of chronic lymphocytic leukemia. Under terms of the partnership, we are required to fund 50% of the partnership's working capital requirements. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of joint venture was a loss of $1.4 million for the 2000 Quarterly Period. The loss is primarily attributable to a license payment made by the joint venture partnership in the 2000 Quarterly Period to maintain the rights to CAMPATH(R) .

Interest income increased to $10.8 million for the 2000 Quarterly Period from $3.1 million for the 1999 Quarterly Period. The increase resulted from a higher level of invested funds due to proceeds from the $400.0 million convertible debt offering which closed in January 2000. Interest expense increased to $6.7 million for the 2000 Quarterly Period from $0.8 million for the 1999 Quarterly Period due to interest obligations arising from the same convertible debt offering.

Minority interest represents the minority shareholder interest of Becton Dickinson in the net income for the 2000 Quarterly Period of our wholly-owned subsidiary MPMx. Minority interest for the 1999 Quarterly period represents the minority shareholder interest of Eli Lilly and Company in the net loss of our majority-owned subsidiary, Millennium BioTherapeutics, Inc. ("MBio") as well as the minority shareholder interest of Becton Dickinson in the net income of MPMx. As of October 14, 1999, Lilly no longer owned a minority interest in MBio. On December 21, 1999 we merged MBio into us. On June 2, 2000, we acquired the outstanding preferred and common shares of our MPMx subsidiary that we did not already own, making it a wholly-owned subsidiary. As we acquired all the outstanding shares of MPMx, including those owned by Becton Dickinson, minority interest will not be recorded in future periods.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

For the six months ended June 30, 2000 (the "2000 Six Month Period"), the Company reported a net loss of $68.8 million or ($1.25) per basic and diluted share as compared to net income of $3.1 million or $0.04 per basic and diluted share for the six months ended June 30, 1999 ("the 1999 Six Month Period").

Revenue under strategic alliances increased to $93.6 million for the 2000 Six Month Period from $88.3 million for the 1999 Six Month Period. The increase was primarily due to the timing of alliance revenues, including milestone payments and research funding. We expect revenue under our existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their initial term or beyond.

Research and development expenses increased to $122.1 million for the 2000 Six Month Period from $74.9 million for the 1999 Six Month Period. The increase was attributable primarily to increased personnel expenses, our investment in clinical trails and preclinical products, increased purchases of laboratory supplies, technology license payments for access to gene database information, and increased equipment depreciation and facilities expenses in connection with the expansion of our research efforts. We expect research and development expenses to continue to increase as personnel are added and as research and development activities are expanded to accommodate our existing and additional strategic alliances and development efforts.

General and administrative expenses increased to $21.9 million for the 2000 Six Month Period from $15.6 million for the 1999 Six Month Period. The increase was attributable primarily to increased expenses for additional management and administrative personnel, as well to increased facilities expenses and professional fees associated with the expansion and increased complexity of our operations and increased business development activity. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

Amortization expense of $24.1 million for the 2000 Six Month Period is primarily related to the LeukoSite acquisition.

Through our 1999 acquisition of LeukoSite, Inc, we gained a joint venture partnership with ILEX Oncology, Inc. ("ILEX") for product development of CAMPATH(R), a monoclonal antibody being investigated for use in the treatment of chronic lymphocytic leukemia. Under terms of the partnership, we are required to fund 50% of the partnership's working capital requirements. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of joint venture was a loss of $1.4 million for the 2000 Six Month Period. The loss is primarily attributable to a license payment made by the joint venture partnership in the 2000 Six Month Period to maintain the rights to CAMPATH(R) .

Interest income increased to $19.3 million for the 2000 Six Month Period from $5.9 million for the 1999 Six Month Period. The increase resulted from a higher level of invested funds due to proceeds from the $400 million convertible debt offering which closed in January 2000. Interest expense increased to $12.1 million for the 2000 Six Month Period from $1.5 million for the 1999 Six Month Period due to increased obligations arising from the same convertible debt offering.

Minority interest represents the minority shareholder interest of Becton Dickinson in the net income for the 2000 Six Month Period of our wholly-owned subsidiary MPMx. On June 2, 2000, we acquired the outstanding preferred and common shares of our MPMx subsidiary that we did not already own, making it a wholly-owned subsidiary. As we acquired all the outstanding shares of MPMx, including those owned by Becton Dickinson, minority interest will not be recorded in future periods.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had approximately $644.8 million in cash, cash equivalents and marketable securities, an increase of $383.0 million from December 31, 1999. This excludes $11.2 million of interest-bearing marketable securities classified as restricted cash and other assets on our balance sheet which serve as security deposits for certain of our facilities leases.

The increase in cash, cash equivalents and marketable securities is primarily due to $388.7 million of net proceeds from the convertible debt offering and $29.8 million of proceeds from exercises of stock options, partly offset by cash outflows of $20.2 million for operating activities, purchases of $13.7 million of property and equipment, and $4.6 million to pay capital lease obligations.

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

On March 6, 2000, we entered into a collaboration with Abgenix, which provides us with access to Abgenix's XenoMouse (TM) technology for the creation of fully human antibodies. In exchange for this technology, we made a $10 million upfront payment consisting of shares of our common stock. We may make potential future payments upon the achievement of agreed-upon milestones. We will also pay to Abgenix royalties on future product sales.

On June 23, 2000, we entered into an alliance with Aventis covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of our technology platform to Aventis to enhance their existing capabilities; and purchase of an equity interest in us by Aventis. We have agreed to share the responsibility for and cost of developing, marketing and manufacturing products as well as profits in North America. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to us. Under a Technology Transfer Agreement, we agreed to provide Aventis with rights to our drug discovery technologies in exchange for payments of up to $200 million over a five-year period. Under an Equity Investment Agreement, Aventis agreed to invest $250 million in our common stock. As part of this $250 million equity investment, a $150 million stock purchase is to be made in the third quarter of 2000 and two $50 million stock purchases are required to be made in 2001.

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

We expect that we will require significant additional financing in the future, which we may seek to raise through public or private security offerings, debt financings, additional strategic alliances or other financing sources. However, additional financing, strategic alliances or licensing arrangements may not be available when needed or, if available, such financing may not be obtained on terms favorable to us or our stockholders. Our estimate of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and, as such actual results may vary.

SUBSEQUENT EVENT

On July 6, 2000, we announced that we have entered into an agreement to acquire Cambridge Discovery Chemistry(TM), a wholly-owned subsidiary of Oxford Molecular Group. The purchase price is (pound)35 million (equal to approximately $53.1 million, based on the exchange rate on July 26, 2000), which will be paid in cash. The acquisition will be accounted for using the purchase method of accounting. The transaction is expected to close on July 27, 2000.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk. However, due to conservative nature of our investments and relatively short duration, we believe interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

The interest rates on our convertible subordinated notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                The exhibits listed in the Exhibit Index are included in this report.


         (b)    Reports on Forms 8-K.

                The Company filed a Current Report on Form 8-K on April 13, 2000

                The Company filed a Current Report on Form 8-K on April 25, 2000

                The Company filed a Current Report on Form 8-K on June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        MILLENNIUM PHARMACEUTICALS, INC.
                                  (Registrant)





Dated:  July 26, 2000
                               /s/ Kevin P. Starr
                               --------------------
                               Kevin P. Starr
                               Chief Financial Officer
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

  +   10.1  Collaboration and License Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals, Inc.

  +   10.2  Technology Development Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals, Inc.

  +   10.3  Technology Transfer Agreement dated June 22, 2000 by and between the
            Company and Aventis Pharmaceuticals, Inc.

      10.4 Registration Rights Agreement dated June 22, 2000 by and among the Company and Aventis Pharmaceuticals, Inc.

      10.5 Investment Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals Inc.

      27.1  Financial Data Schedule for the quarter ended June 30, 2000.

      99.1  Risk Factors.

+   Confidential treatment requested as to certain portions.