Form 10-Q
period 2000-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2000-11-09
CIK 1002637

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

     YES   X                            NO
         -----

     The number of shares outstanding of each of the registrant's classes of common stock as of:

           DATE                     CLASS                   OUTSTANDING SHARES
     ----------------     -----------------------------     ------------------
     November 7, 2000     Common stock, $.001 par value         212,532,732


-------------------------------------------------------------------------------

                        MILLENNIUM PHARMACEUTICALS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----

PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999                               3

                  Condensed Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2000 and 1999                4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and 1999                          5

                  Notes to Condensed Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk            14

PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                      15

                  Signatures                                                            16

                  Exhibit Index

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                     ------------------       -----------------
                                                                        (unaudited)
(in thousands, except per share amounts)

ASSETS
Current assets:
   Cash and cash equivalents                                                $  168,102              $  56,775
   Marketable securities                                                       511,185                204,941
   Due from strategic partners                                                  10,900                 11,579
   Prepaid expenses and other current assets                                    12,988                 13,215
                                                                            ----------              ---------
     Total current assets                                                      703,175                286,510
Property and equipment, net                                                     82,907                 59,543
Restricted cash and other assets                                                20,748                 12,965
Intangible assets, net                                                         209,686                182,607
                                                                            ----------              ---------
     Total assets                                                           $1,016,516              $ 541,625
                                                                            ==========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $   16,826              $  22,953
   Accrued expenses                                                             27,310                 17,306
   Deferred revenue                                                             15,945                  7,936
   Current portion of capital lease obligations                                 14,009                 10,968
                                                                            ----------              ---------
     Total current liabilities                                                  74,090                 59,163
Capital lease obligations, less current portion                                 28,585                 27,488
Long term debt                                                                 124,907                      -
Minority interest                                                                    -                 15,568

Commitments and contingencies

Stockholders' equity:
    Preferred stock $.001 par value
      Authorized-5,000 shares
      Issued and outstanding-no shares                                               -                      -
    Common stock, $.001 par value
      Authorized-500,000 shares
      Issued and outstanding-198,731 shares at September 30, 2000
        and 178,602 shares at December 31, 1999                                    199                    179
    Additional paid-in capital                                               1,387,922                883,035
    Deferred compensation                                                       (1,504)                (1,055)
    Notes receivable from officers                                                (445)                (1,026)
    Accumulated other comprehensive income (loss)                                2,278                   (739)
    Accumulated deficit                                                       (599,516)              (440,988)
                                                                            ----------              ---------
     Total stockholders' equity                                                788,934                439,406
                                                                            ----------              ---------
     Total liabilities and stockholders' equity                             $1,016,516              $ 541,625
                                                                            ==========              =========


            See notes to condensed consolidated financial statements.

                       MILLENNIUM PHARMACEUTICALS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                           -------------                      -------------
                                                     2000              1999              2000              1999
                                                     ----              ----              ----              ----

(in thousands, except per share amounts)

REVENUES:
    Revenue under strategic alliances              $  49,847          $  40,316         $ 143,493         $ 128,581
                                                   ---------          ---------         ---------         ---------

COSTS AND EXPENSES:
    Research and development                          68,783             38,359           190,894           113,276
    General and administrative                        12,439              8,279            34,319            23,907
    Amortization of intangibles                       14,480                676            38,611             2,027
                                                   ---------          ---------         ---------         ---------

           Total costs and expenses                   95,702             47,314           263,824           139,210
                                                   ---------          ---------         ---------         ---------

LOSS FROM OPERATIONS                                 (45,855)            (6,998)         (120,331)          (10,629)

OTHER INCOME (EXPENSE):
    Equity in operations of joint venture             (2,099)                 -            (3,499)                -
    Interest income                                   12,132              3,317            31,393             9,209
    Interest expense                                  (4,561)              (705)          (16,696)           (2,177)
    Debt conversion expense                          (49,332)                 -           (49,332)                -
    Minority interest                                      -                (83)              (63)            2,204
                                                   ---------          ---------         ---------         ---------

NET LOSS                                             (89,715)            (4,469)         (158,528)           (1,393)

Deemed preferred stock dividend                            -                  -           (45,668)                -
                                                   ---------          ---------         ---------         ---------

Net loss attributable to
common stockholders                                $ (89,715)         $  (4,469)        $(204,196)        $  (1,393)
                                                   =========          =========         =========         =========

Basic and diluted net loss per share               $   (0.46)         $   (0.03)        $   (1.10)        $   (0.01)
                                                   =========          =========         =========         =========

Shares used in computing basic and
diluted  net loss per share                          193,570            145,480           186,434           143,268
                                                   =========         ==========         =========         =========


          See notes to condensed consolidated financial statements.

                      MILLENNIUM PHARMACEUTICALS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                                -------------
                                                                             2000           1999
                                                                             ----           ----
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (158,528)    $   (1,393)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                               56,643         14,666
  Minority interest                                                               63         (1,939)
  Stock compensation expense                                                   2,195            646
  Equity in operations of joint venture                                        3,499              -

  Change in operating assets and liabilities:
    Prepaid expenses and other current assets                                  3,299         (1,655)
    Due from strategic partners                                                1,279         (2,887)
    Restricted cash and other assets                                            (510)        (1,148)
    Accounts payable, accrued expenses and other                              (7,274)         8,812
    Deferred revenue                                                           5,911          4,870
                                                                          ----------     ----------
      Net cash provided by (used in) operating activities                    (93,423)        19,972
                                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                       (505,859)       (17,783)
  Proceeds from sales and maturities of marketable securities                202,591         74,000
  Purchases of property and equipment and other long term assets             (24,653)      (165,108)
  Investment in joint venture                                                 (1,533)             -
  Net cash used in Cambridge Discovery Chemistry Ltd. acquisition            (54,447)             -
                                                                          ----------     ----------
      Net cash used in investing activities                                 (383,901)      (108,891)
                                                                          ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible subordinated notes, net of issuance costs          388,695              -
  Proceeds from sales of common stock and exercises of warrants              152,925              -
  Proceeds from sale of subsidiary stock                                           -         15,000
  Net proceeds from employee stock purchases                                  55,303         24,097
  Repayment of notes receivable from officers                                    633              -
  Principal payments on capital leases                                        (8,949)        (6,502)
                                                                          ----------     ----------

      Net cash provided by financing activities                              588,607         32,595
                                                                          ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         111,283        (56,324)
Equity adjustment from foreign currency translation                               44              -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                56,775        138,284
                                                                          ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  168,102     $   81,960
                                                                          ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $   11,617     $    2,142
                                                                          ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Equipment acquired under capital lease                                  $   10,782     $    7,838
  Deferred compensation relating to issuance of stock options                  1,160          1,059
  Write off of capital assets                                                  1,453              -
  Issuance of common stock to Abgenix, Inc.                                   10,000              -
  MPI buyout of Becton Dickinson interest in MPMx                             61,160              -
  MPI buyout of common stock interest in MPMx                                 82,400              -
  Conversion of subordinated debt to common stock                            275,093              -
  Additional goodwill related to the LeukoSite acquisition                     3,908              -
  Reclassification of debt issuance costs to additional paid-in capital        6,744              -


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which was filed with the Securities and Exchange Commission on February 25, 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   CASH EQUIVALENTS AND MARKETABLE SECURITIES

      Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, which are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. Marketable securities at September 30, 2000 and December 31, 1999 are classified as "available-for-sale".

      (b)   NET LOSS PER COMMON SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2000 and September 30, 1999, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive. For the nine months ended September 30, 2000, net loss attributable to common stockholders is calculated by including the deduction of a deemed preferred stock dividend relating to the excess of the fair value of the Company's common stock consideration over the carrying value of the Millennium Predictive Medicine, Inc. ("MPMx") preferred stock acquired from Becton, Dickinson and Company ("Becton Dickinson"). See Note 5.

      (c)   COMPREHENSIVE LOSS

    Comprehensive loss was $86.3 million and $4.3 million for the quarters ended September 30, 2000 and September 30, 1999, respectively, and $155.5 million and $2.0 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative translation adjustments.

      (d)   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133." The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date of SAB 101 to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating the impact SAB 101 will have on its financial position and results of operations.

3.    STRATEGIC ALLIANCES

      On January 6, 2000, the Company signed an agreement regarding the licensing of LDP-977, for the treatment of chronic asthma, with Taisho Pharmaceutical Co., Ltd. ("Taisho"). Under the agreement, Taisho was granted an exclusive license to LDP-977 in Japan, Asia and Europe while the Company retained rights for the rest of the world, including North America. In exchange, Taisho agreed to fund all of the research and development expenses of the compound in Japan and Asia, and two-thirds of the expenses in the United States and Europe. Quarterly research and development funding payments began in the first quarter of 2000. Taisho paid a licensing fee to the Company in the first quarter of 2000, which was recognized as revenue. Taisho has also agreed to pay milestone payments for research and development progress in each of Taisho's licensed territories. The Company is also entitled to a supply fee based on net sales of the product in each of Taisho's licensed territories in exchange for the Company's manufacture and supply of the product to Taisho.

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

      On March 6, 2000, the Company entered into a collaboration with Abgenix, Inc. ("Abgenix") which provides the Company with access to Abgenix's XenoMouse-TM- technology for the creation of fully human antibodies. In exchange for this technology, the Company made a $10 million upfront payment consisting of shares of the Company's common stock. The Company is required to make future payments to Abgenix upon the achievement of agreed-upon milestones. The Company is also required to pay to Abgenix royalties on future product sales.

      On June 23, 2000, the Company entered into an alliance with Aventis Pharmaceuticals Inc. ("Aventis"), the pharmaceutical company of Aventis S.A., covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of the Company's technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in the Company by Aventis. The companies have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits in North America. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to the Company. Under a Technology Transfer Agreement, the Company agreed to provide Aventis with rights to its drug discovery technologies in exchange for payments of up to $200 million over a five-year period. Under an Equity Investment Agreement, Aventis agreed to invest $250 million in the Company's common stock. As part of this $250 million investment, a $150 million stock purchase was made in the third quarter of 2000 and two $50 million stock purchases are required to be made in 2001.

     On June 30, 2000, the Company, through its wholly-owned subsidiary MPMx, entered into an agreement with Becton Dickinson pursuant to which MPMx has licensed to Becton Dickinson intellectual property of MPMx for diagnostic use in the area of human colon cancer. Under the terms of the agreement, Becton Dickinson paid a one-time license fee in the second quarter of 2000, which was recognized as revenue, in exchange for certain research and development rights to select diagnostic markers and related intellectual property developed by MPMx in this disease area. Becton Dickinson also has an option to obtain a commercial license in the future to commercialize products resulting from these diagnostic markers.

4.    MILLENNIUM & ILEX PARTNERS, L.P.

      Through the Company's 1999 acquisition of LeukoSite, Inc. ("LeukoSite"), the Company gained a joint venture partnership with ILEX Products, Inc. ("ILEX") for product development of CAMPATH-Registered Trademark-, a monoclonal antibody being investigated for use in the treatment of chronic lymphocytic leukemia. Under terms of the partnership, the Company is required to fund 50% of the partnership's working capital requirements.

      The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). The Company is reimbursed by the joint venture for certain costs incurred on behalf of the joint venture. The joint venture has sublicensed the rights to CAMPATH-Registered Trademark- from the Company.

5.    MILLENNIUM PREDICTIVE MEDICINE

      On June 2, 2000, the Company acquired the outstanding preferred and common stock of its MPMx subsidiary that it did not already own, making MPMx a wholly-owned subsidiary of the Company. The transaction was a stock-for-stock merger. Under the terms of the agreement, MPMx shareholders, including Becton Dickinson, received 0.8 shares of Millennium common stock in exchange for each MPMx share. The total value of Millennium common stock received by MPMx's stockholders in the merger, based upon the fair value of Millennium common stock on the date of the announcement of the merger, March 2, 2000, was approximately $143.6 million.

6.    CONVERTIBLE DEBT

      In January 2000, the Company completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007. The notes are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by the Company under certain circumstances. Under the terms of the notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year.

      During the third quarter of 2000, we paid an aggregate of $49.3 million in cash to certain holders of Millennium's convertible notes in order to induce the conversion of their notes into Millennium common stock. These cash payments were expensed during the third quarter of 2000. These conversions resulted in the retirement of $275.1 million of outstanding principal of Millennium convertible notes, the issuance of approximately 6.5 million shares of Millennium common stock, and the reclassification of deferred debt issuance costs of $6.9 million to additional paid-in capital.

7.    STOCKHOLDERS' EQUITY

      On April 12, 2000, the Company filed a Certificate of Amendment of Certificate of Incorporation increasing the authorized common stock, $0.001 par value per share, of the Company, from 100,000,000 shares to 500,000,000 shares. On each of February 28, 2000 and September 7, 2000, the Board of Directors of the Company declared a two-for-one stock split of the common stock, which was effected in the form of a 100% stock dividend paid on April 18, 2000 and October 4, 2000, respectively, to stockholders of record as of March 28, 2000 and September 27, 2000, respectively. Stockholders' equity has been restated to give retroactive application to each stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the stock split. In addition, all references in the condensed consolidated financial statements to the number of shares and per share amounts have been restated.

8.    ACQUISITION OF CAMBRIDGE DISCOVERY CHEMISTRY LIMITED

      On July 27, 2000, the Company acquired Cambridge Discovery Chemistry Limited ("CDC"), a subsidiary of Oxford Molecular Group for an aggregate purchase price of $53.5 million. The transaction was recorded as a purchase for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to intangible assets resulting in $6.6 million of specific intangible assets and $47.2 million of goodwill. The acquisition did not result in an in-process research and development charge. Intangible assets and goodwill are being amortized on a straight-line basis over four years.

9.    ACCUMULATED AMORTIZATION

      Accumulated amortization related to intangible assets and goodwill was $47.5 million and $8.9 million as of September 30, 2000 and December 31, 1999, respectively.

10.   COMMITMENTS

      On August 4, 2000 the Company entered into operating lease agreements, relating to two buildings to be constructed for laboratory and office space. The leases commence on the earlier of September 1, 2002 or the date on which the Company commences occupancy. Both leases are for a term of seventeen years. The Company is responsible for a portion of the construction costs, which are currently being estimated, for both buildings. Rent is calculated on an escalating scale ranging from approximately $7.8 million, per building per year, to approximately $8.8 million, per building per year.

11.   SUBSEQUENT EVENTS

      On October 11, 2000, Millennium completed a public offering of 11 million shares of its common stock resulting in net proceeds to the Company of $677 million. On October 17, 2000 the underwriters exercised their over-allotment option with respect to an additional 1,465,500 shares of common stock, resulting in net proceeds to the Company of an additional $90.3 million. The net proceeds of this offering will be used for working capital and other corporate purposes including financing the Company's growth, accelerating the expansion of its technology platform, developing products, including conducting preclinical testing and clinical trials, and acquisitions of businesses, products and technologies that complement or expand the Company's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in Exhibit 99.1 to this quarterly report, which discussion is expressly incorporated by reference herein.

OVERVIEW

         Millennium Pharmaceuticals, Inc. was founded in 1993. We incorporate large-scale genetics, genomics, high throughput screening, and informatics in an integrated science and technology platform which we apply primarily in discovering and developing proprietary therapeutic and diagnostic human healthcare products and services.

      We currently derive our revenue primarily from payments from strategic alliances with major pharmaceutical companies. We have not received any revenue from the sale of products. Significant strategic alliances include the following: two agreements with the Wyeth-Ayerst Division of American Home Products in certain disorders of the central nervous system and in bacterial diseases, respectively; an agreement with Bayer AG in cardiovascular disease, and certain areas of oncology, osteoporosis, pain, liver fibrosis, hematology and viral infections; a research alliance and technology transfer agreement with Monsanto Company in plant agriculture; a technology transfer agreement and joint development and commercialization agreement with Aventis
Pharmaceuticals Inc. ("Aventis") in inflammatory disease; an agreement with Taisho Pharmaceutical Co., Ltd. in chronic asthma; a partnership with ILEX Products, Inc. ("ILEX") for product development of CAMPATH-Registered Trademark- (alemtuzumab), a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia, for which the partnership is currently seeking FDA approval; and an agreement, through our joint venture partnership with ILEX, with Schering AG for distribution of the CAMPATH-Registered Trademark-product candidate. In addition, we have a number of other strategic alliances. Our strategic alliance agreements have provided us with various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon the attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations.

      Millennium & ILEX Partners, L.P. ("M & I") submitted a Biologics License Application ("BLA") for CAMPATH-Registered Trademark- in December 1999. The FDA accepted the application for filing in February 2000. CAMPATH-Registered Trademark- received "fast track" designation from the FDA. The FDA also granted CAMPATH-Registered Trademark- orphan drug designation. In Europe, M & I submitted a Marketing Authorization Application in March 2000, which is being reviewed under the European Agency for the Evaluation of Medicinal Products' centralized procedures required for biotechnology products. In June 2000, M & I received a complete response letter from the FDA related to the partnership's BLA. The complete review of the application satisfied the FDA's performance goal for priority review under the Prescription Drug User Fee Act (PDUFA). In August 2000, M & I responded to the FDA's complete response letter. We expect that the BLA for CAMPATH-Registered Trademark- will be reviewed by the Food and Drug Administration's Oncologic Drugs Advisory Committee (ODAC) at the panel's December 13-14, 2000 meeting.

      We are in the process of building an integrated biopharmaceutical company and as a result we expect to continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that we will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs, and as a result of efforts to advance acquired products or our own development programs to commercialization. Our results of operations for any period may not be indicative of future results as our revenues under strategic alliance and licensing arrangements may fluctuate from period to period or year to year; these fluctuations, as well as fluctuations in spending, may result in periods of profitability and periods of losses.

RESULTS OF OPERATIONS

      QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

      For the three months ended September 30, 2000 (the "2000 Quarterly Period"), we reported a net loss of $89.7 million or $0.46 per basic and diluted share as compared to a net loss of $4.5 million or $0.03 per basic and diluted share for the quarter ended September 30, 1999 ("the 1999 Quarterly Period"). Operating results for the 2000 Quarterly Period represent the third reported quarter of fully combined revenues and expenses related to the December 1999 acquisition of LeukoSite, Inc. ("LeukoSite").

      Revenue under strategic alliances increased to $49.8 million for the 2000 Quarterly Period from $40.3 million for the 1999 Quarterly Period. The increase in revenue was primarily due to a license fee payment made by Aventis and performance payments for achievement of research objectives made by Bayer AG in the 2000 Quarterly Period. We expect revenue under existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial terms or beyond.

      Research and development expenses increased to $68.8 million for the 2000 Quarterly Period from $38.4 million for the 1999 Quarterly Period. The increase was primarily attributable to increased personnel and facilities expenses, our continued investment in clinical trials and preclinical product candidates, increased purchases of laboratory supplies, and increased technology license payments. We expect research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing and additional strategic alliances as well as our investment in development efforts to move our product candidates to commercialization.

      General and administrative expenses increased to $12.4 million for the 2000 Quarterly Period from $8.3 million for the 1999 Quarterly Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well as an increase in facilities expenses and other professional fees associated with the expansion and increased complexity of our operations and increased business development activity. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

      On December 22, 1999, we acquired LeukoSite for an aggregate purchase price of $550.4 million, primarily consisting of 26,707,732 shares of common stock and 3,536,348 shares of common stock issuable upon the exercise of assumed LeukoSite options and warrants. The transaction was recorded as a purchase for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specific intangible assets and goodwill. We also incurred a nonrecurring charge to operations for acquired in-process research and development. Our research and development projects acquired in connection with our acquisition of LeukoSite are expected to continue in line with the estimates set forth in our 1999 Annual Report on Form 10-K. Intangible assets and goodwill are being amortized on a straight-line basis over four years. Amortization expense for the 2000 Quarterly Period of $14.5 million is primarily related to the LeukoSite acquisition.

      On July 27, 2000, the company acquired Cambridge Discovery Chemistry Limited ("CDC"), a subsidiary of Oxford Molecular Group for an aggregate purchase price of $53.5 million. The transaction was recorded as a purchase for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to intangible assets resulting in $6.6 million of specific intangible assets and $47.2 million of goodwill. The acquisition did not result in an in-process research and development charge. Intangible assets and goodwill are being amortized on a straight-line basis over four years. We expect the acquisition to provide us with the critical mass in medicinal and computational chemistry necessary to expand our drug discovery capabilities and to accelerate our downstream drug discovery efforts.

      Through our 1999 acquisition of LeukoSite we became a party to a joint venture partnership with ILEX, M & I, for product development of CAMPATH-Registered Trademark-. Under terms of the partnership, we are required to fund 50% of M & I's working capital requirements. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of joint venture was a loss of $2.1 million for the 2000 Quarterly Period. The loss is primarily attributable to pre-product launch marketing and sales activities.

      Interest income increased to $12.1 million for the 2000 Quarterly Period from $3.3 million for the 1999 Quarterly Period. The increase resulted primarily from a higher level of invested funds due to proceeds from the $400.0 million convertible debt offering which closed in January 2000. Interest expense increased to $4.6 million for the 2000 Quarterly Period from $0.7 million for the 1999 Quarterly Period due to increased obligations arising primarily from the same convertible debt offering.

      Minority interest in the 1999 Quarterly Period represents the minority shareholder interest of Eli Lilly and Company in the net loss of our then majority-owned subsidiary, Millennium BioTherapeutics, Inc. ("MBio") as well as the minority shareholder interest of Becton, Dickinson and Company ("Becton Dickinson") in the net loss of Millennium Predictive Medicine, Inc. ("MPMx"). As of October 14, 1999, Lilly no longer owned a minority interest in MBio. On December 21, 1999 we merged MBio into the Company. On June 2, 2000, we acquired the outstanding preferred and common shares of our MPMx subsidiary that we did not already own, making it a wholly-owned subsidiary. Because we acquired all of the outstanding shares of MPMx during the second quarter of 2000, including those owned by Becton Dickinson, minority interest was not recorded in the 2000 Quarterly Period.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

      For the nine months ended September 30, 2000 (the "2000 Nine Month Period"), we reported a net loss of $204.2 million or $1.10 per basic and diluted share as compared to net loss of $1.4 million or $0.01 per basic and diluted share for the nine months ended September 30, 1999 ("the 1999 Nine Month Period").

      Revenue under strategic alliances increased to $143.5 million for the 2000 Nine Month Period from $128.6 million for the 1999 Nine Month Period. The increase in revenue was primarily due to one-time license fee payments, performance payments for achievement of research objectives made by several alliance partners and new alliances and programs. We expect revenue under our existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial term or beyond.

      Research and development expenses increased to $190.9 million for the 2000 Nine Month Period from $113.3 million for the 1999 Nine Month Period. The increase was primarily attributable to increased personnel expenses, our investment in clinical trials and preclinical product candidates, increased purchases of laboratory supplies, technology license payments, and increased equipment depreciation and facilities expenses in connection with the expansion of our research efforts. We expect research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing and additional strategic alliances as well as our investment in development efforts to move our product candidates to commercialization.

      General and administrative expenses increased to $34.3 million for the 2000 Nine Month Period from $23.9 million for the 1999 Nine Month Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well to increased facilities expenses and professional fees associated with the expansion and increased complexity of our operations and increased business development activity. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

      Amortization expense of $38.6 million for the 2000 Nine Month Period is primarily related to the LeukoSite acquisition.

      Equity in operations of M & I was a loss of $3.5 million for the 2000 Nine Month Period. The loss is primarily attributable to pre-product launch marketing and sales activities and a license payment made by M & I in the 2000 Nine Month Period to maintain the rights to the CAMPATH-Registered Trademark- product candidate.

      Interest income increased to $31.4 million for the 2000 Nine Month Period from $9.2 million for the 1999 Nine Month Period. The increase resulted primarily from a higher level of invested funds due to proceeds from the $400 million convertible debt offering which closed in January 2000. Interest expense increased to $16.7 million for the 2000 Nine Month Period from $2.2 million for the 1999 Nine Month Period due to increased obligations arising primarily from the same convertible debt offering.

      Minority interest for the 2000 Nine Month Period represents the minority shareholder interest of Becton Dickinson in the net income of MPMx. Minority interest in the 1999 Nine Month Period represents the minority shareholder interest of Eli Lilly and Company in the net loss of MBio as well as the minority shareholder interest of Becton Dickinson in the net income of MPMx.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, we had $679.3 million in cash, cash equivalents and marketable securities, an increase of $417.6 million from December 31, 1999. This excludes $11.2 million of interest-bearing marketable securities classified as restricted cash and other assets on our balance sheet, which serve as security deposits for certain of our facilities leases.

      The increase in cash, cash equivalents and marketable securities is primarily due to $388.7 million of net proceeds from the convertible debt offering, $152.9 million of proceeds from sales of common stock and exercises of warrants and $55.3 million of proceeds from employee stock purchases, offset by cash outflows of $93.4 million for operating activities,

$54.4 million relating to the acquisition of CDC, purchases of $24.7 million of property and equipment and other long term assets, and $9.0 million to pay capital lease obligations.

      In January 2000, we completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007. The notes are convertible into shares of our common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by us under certain circumstances. Under the terms of the notes, we are required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year.

      On March 6, 2000, we entered into a collaboration with Abgenix, which provides us with access to Abgenix's XenoMouse-TM- technology for the creation of fully human antibodies. In exchange for this technology, we made a $10 million upfront payment consisting of shares of our common stock. We have agreed to make future payments upon the achievement of agreed-upon milestones. We have also agreed to pay Abgenix royalties on future product sales.

      On June 23, 2000, we entered into an alliance with Aventis covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of our technology platform to Aventis to enhance their existing capabilities; and purchase of an equity interest in us by Aventis. We have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance as well as profits in North America. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to us. Under a Technology Transfer Agreement, we agreed to provide Aventis with rights to our drug discovery technologies in exchange for payments of up to $200 million over a five-year period. Under an Equity Investment Agreement, Aventis agreed to invest $250 million in our common stock. As part of this $250 million equity investment, a $150 million stock purchase was made in the third quarter of 2000 and two $50 million stock purchases are required to be made in 2001.

     During the third quarter of 2000, we paid an aggregate of $49.3 million in cash to certain holders of our convertible notes in order to induce the conversion of their notes into our common stock. These cash payments were expensed during the third quarter of 2000. These conversions resulted in the retirement of $275.1 million of outstanding principal of our convertible notes, the issuance of approximately 6.5 million shares of our common stock, and the reclassification of deferred debt issuance costs of $6.9 million to additional paid-in capital.

      On August 4, 2000 we entered into operating lease agreements, relating to two buildings to be constructed for laboratory and office space. The leases commence on the earlier of September 1, 2002 or the date on which we commence occupancy. Both leases are for a term of seventeen years. We are responsible for a portion of the construction costs, which are currently being estimated, for both buildings. Rent is calculated on an escalating scale ranging from approximately $7.8 million, per building per year, to approximately $8.8 million, per building per year.

      We believe that existing cash, including the proceeds from our January 2000 convertible debt offering and October 2000 common stock offering, our investment securities and the anticipated cash payments from our current strategic alliances will be sufficient to support our operations for the near term. Our actual future cash requirements, however, will depend on many factors, including the progress of our disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, acquisitions, our ability to establish and maintain additional strategic alliance and licensing arrangements, and the progress of our development efforts and the development efforts of our strategic partners.

      We may require additional financing in the future, which we may seek to raise through public or private security offerings, debt financings, additional strategic alliances or other financing sources. However, additional financing, strategic alliances or licensing arrangements may not be available when needed or, if available, such financing may not be obtained on terms favorable to us or our stockholders. Our estimate of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and, as such actual results may vary.

SUBSEQUENT EVENTS

      On October 11, 2000, we completed a public offering of 11 million shares of our common stock resulting in net proceeds to us of $677 million. On October 17, 2000 the underwriters exercised their over-allotment option with respect to an additional 1,465,500 shares of common stock, resulting in net proceeds to us of an additional $90.3 million. The net proceeds of this offering will be used for working capital and other corporate purposes including financing our growth, accelerating the expansion of our technology platform, developing products, including conducting preclinical testing and clinical trials, and acquisitions of businesses, products and technologies that complement or expand our business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

             (b)   Reports on Forms 8-K.

                   The Company filed a Current Report on Form 8-K on
                   October 2, 2000

                   The Company filed a Current Report on Form 8-K on
                   October 6, 2000

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  MILLENNIUM PHARMACEUTICALS, INC.
                                  (Registrant)





Dated:  November 8, 2000
                                  /s/ Kevin P. Starr
                                  --------------------
                                  Kevin P. Starr
                                  CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form
10-Q:


 EXHIBIT NO.                                DESCRIPTION
 -----------                                -----------
         3.1      Amendment to Amended and Restated By-Laws of the Company dated
                  September 28, 2000.

     +   10.1     Amendment dated September 18, 2000 to the Agreement dated
                  September 22, 1998 by and between the Company and Bayer
                  AG.

     +   10.2     Amendment No. 2 dated as of December 1, 1999 to the Agreement dated September 22, 1998 by and between the Company
                  and Bayer AG.

         10.3     Lease Agreement dated August 4, 2000 by and between the
                  Company and Forest City Enterprises, Inc.

         10.4     Lease Agreement dated August 4, 2000 by and between the
                  Company and Forest City Enterprises, Inc.

         27.1     Financial Data Schedule for the period ended September 30,
                  2000.

         99.1     Risk Factors.

+        Confidential treatment requested as to certain portions.