Form 10-Q
period 2001-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2001-04-19
CIK 1002637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28494

                            ------------------------

                        MILLENNIUM PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      04-3177038
     (State or other jurisdiction of               (IRS Employer Identification No.)
      incorporation or organization)

             75 SIDNEY STREET                                    02139
         CAMBRIDGE, MASSACHUSETTS                              (zip code)
 (Address of principal executive offices)

                                 (617) 679-7000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the registrant's classes of common stock as of:

                DATE                                 CLASS                            OUTSTANDING SHARES
------------------------------------  ------------------------------------   ------------------------------------
           April 17, 2001                Common stock, $.001 par value                   217,657,675

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MILLENNIUM PHARMACEUTICALS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I        FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2001
                and December 31, 2000.....................................      3

              Condensed Consolidated Statements of Operations for the
                three months ended March 31, 2001 and 2000................      4

              Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2001 and 2000................      5

              Notes to Condensed Consolidated Financial Statements........      6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     10

Item 3.       Quantitative and Qualitative Disclosures about Market
                Risk......................................................     15

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................     16

              Signatures..................................................     17

              Exhibit Index

                         PART I  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Current assets:
Cash and cash equivalents...................................  $   76,189    $  166,086
Marketable securities.......................................   1,383,805     1,286,281
Due from strategic alliance partners........................      41,108        21,901
Prepaid expenses and other current assets...................      14,827        11,312
                                                              ----------    ----------
Total current assets........................................   1,515,929     1,485,580
Property and equipment, net.................................      89,472        85,803
Restricted cash and other assets............................      34,629        34,599
Goodwill, net...............................................     163,332       177,083
Intangible assets, net......................................      27,369        28,857
                                                              ----------    ----------
Total assets................................................  $1,830,731    $1,811,922
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable............................................  $   15,156    $   20,256
Accrued expenses............................................      44,657        39,868
Deferred revenue............................................      71,925        61,842
Current portion of capital lease obligations................      15,259        14,208
                                                              ----------    ----------
Total current liabilities...................................     146,997       136,174
Deferred revenue............................................      75,978        88,169
Capital lease obligations, net of current portion...........      29,325        29,369
Long term debt..............................................      83,345        95,927

Commitments and contingencies

Stockholders equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized,
  none issued...............................................          --            --
Common Stock, $0.001 par value; 500,000 shares authorized:
  216,009 shares at March 31, 2001 and 213,979 shares at
  December 31, 2000 issued and outstanding..................         216           214
Additional paid-in capital..................................   2,273,975     2,203,902
Deferred compensation.......................................      (1,163)       (1,296)
Notes receivable from officers..............................        (356)         (385)
Accumulated other comprehensive income......................      26,089        10,455
Accumulated deficit.........................................    (803,675)     (750,607)
                                                              ----------    ----------
Total stockholders equity...................................   1,495,086     1,462,283
                                                              ----------    ----------
Total liabilities and stockholders equity...................  $1,830,731    $1,811,922
                                                              ==========    ==========

           See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------------
                                                                2001               2000
                                                              ---------   ----------------------
                                                                          (RESTATED, SEE NOTE 2)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Revenue under strategic alliances.........................  $ 50,364          $  47,236
Costs and expenses:
  Research and development..................................    92,521             60,100
  General and administrative................................    16,236             10,823
  Amortization of intangible assets.........................    16,267             11,970
                                                              --------          ---------
    Total costs and expenses................................   125,024             82,893
                                                              --------          ---------
Loss from operations........................................   (74,660)           (35,657)
Other income (expense):
  Equity in operations of joint venture.....................      (964)                --
  Interest income...........................................    27,459              8,480
  Interest expense..........................................    (2,336)            (5,451)
  Debt conversion expense...................................    (2,567)                --
  Minority interest.........................................        --               (141)
                                                              --------          ---------
Loss before cumulative effect of change in accounting
  principle.................................................   (53,068)           (32,769)
Cumulative effect of change in accounting principle.........        --           (107,692)
                                                              --------          ---------
Net loss....................................................  $(53,068)         $(140,461)
                                                              ========          =========
AMOUNTS PER COMMON SHARE:

Loss before cumulative effect of change in accounting
  principle.................................................  $  (0.25)         $   (0.18)
Cumulative effect of change in accounting principle.........        --              (0.60)
                                                              --------          ---------
Net loss per share, basic and diluted.......................  $  (0.25)         $   (0.78)
                                                              ========          =========

Weighted average shares, basic and diluted..................   215,371            180,890
                                                              ========          =========

           See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
(IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (53,068)  $(140,461)
Adjustments to reconcile net loss to cash used in operating
  activities:
Cumulative effect of change in accounting principle.........         --     107,692
Depreciation and amortization...............................     24,269      17,785
Gain on available-for-sale securities.......................     (2,196)         --
Stock compensation expense..................................        887       1,633
Equity in operations of joint venture.......................        964          --
Minority interest...........................................         --         141
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets.................       (486)      6,549
  Due from strategic alliance partners......................    (19,052)      2,254
  Restricted cash and other assets..........................       (140)        339
  Accounts payable and accrued expenses.....................     (3,217)      5,020
  Deferred revenue..........................................     (2,108)     (4,124)
                                                              ---------   ---------
Net cash used in operating activities.......................    (54,147)     (3,172)
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in marketable securities........................   (213,723)   (245,056)
Proceeds from sales and maturities of marketable
  securities................................................    134,004      61,222
Investment in joint venture.................................       (656)         --
Purchase of property and equipment and other long term
  assets....................................................     (8,951)     (7,143)
                                                              ---------   ---------
Net cash used in investing activities.......................    (89,326)   (190,977)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible subordinated notes, net of issuance
  costs.....................................................         --     388,695
Proceeds from sales of common stock.........................     50,000          --
Net proceeds from employee stock purchases..................      6,850      17,572
Principal payments on capital leases........................     (3,299)     (2,834)
                                                              ---------   ---------
Net cash provided by financing activities...................     53,551     403,433
                                                              ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (89,922)    209,284
Equity adjustment from foreign currency translation.........         25          --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    166,086      56,775
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  76,189   $ 266,059
                                                              =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest......................................  $     866   $     746

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Equipment acquired under capital leases.....................  $   4,306   $   3,984
Deferred compensation relating to issuance of stock
  options...................................................         --         345
Write off of capital assets.................................        558          --
Issuance of common stock to Abgenix, Inc....................         --      10,000
Conversion of subordinated debt to common stock.............     12,582          --
Reclassification of debt issuance costs to additional
  paid-in capital...........................................        110          --

           See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 15, 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

    Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2001 and December 31, 2000 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    (B) GOODWILL AND INTANGIBLE ASSETS

    Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally four years. Accumulated amortization was $80.3 million and $64.0 million at March 31, 2001 and December 31, 2000, respectively. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which the intangible assets relate in order to ensure that the carrying value of such intangible assets has not been impaired.

    (C) REVENUE RECOGNITION

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

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which is included in the loss for the three months ended March 31, 2000. Included in revenue for the three months ended March 31, 2000 is $5.0 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The amount of revenue recognized in the three months ended March 31, 2001 that was included in the cumulative effect of change in accounting principle is $10.1 million. Prior year financial results have been restated for the retroactive adoption of SAB 101 to January 1, 2000.

    (D) SEGMENT INFORMATION

    The Company has identified three operating segments which, under the applicable provision of Statement of Financial Accounting Standards ("SFAS") No. 131, have been aggregated into one reportable segment. Substantially all of the Company's revenues have been derived from its strategic alliances. Revenues from Aventis accounted for approximately 20% of consolidated revenues for the three months ended March 31, 2001. Revenues from Bayer accounted for approximately 30% and 23% of consolidated revenues in the three months ended March 31, 2001 and 2000, respectively. Revenues from Monsanto accounted for approximately 22% and 23% of consolidated revenues in the three months ended March 31, 2001 and 2000, respectively. There were no other significant customers in the three months ended March 31, 2001 and 2000.

    (E) NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. For the three months ended March 31, 2001 and 2000, diluted net loss per share is the same as basic net loss per share, as the inclusion of outstanding Common Stock options, warrants and convertible debt would be antidilutive.

    (F) STOCK DIVIDENDS

    Stockholders' equity has been restated to give retroactive application to each of the two-for-one stock splits on April 18, 2000 and October 4, 2000 by reclassifying from additional paid-in capital to Common Stock the par value of the additional shares arising from the stock splits. In addition, all references in the condensed consolidated financial statements to the number of shares and per share amounts have been restated.

    (G) COMPREHENSIVE INCOME (LOSS)

    Comprehensive loss was $37.4 million and $140.5 million for the three months ended March 31, 2001 and 2000, respectively. Comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income at March 31, 2001 included $26.4 million of unrealized gains on marketable securities and $0.3 million of cumulative foreign currency translation adjustments.

    (H) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133." SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company has adopted this new accounting standard effective January 1, 2001 and it did not have a significant effect on the financial statements.

3.  STRATEGIC ALLIANCES

    On January 4, 2001, Aventis made a $50 million purchase of Millennium Common Stock pursuant to the Investment Agreement between the Company and Aventis.

    On March 12, 2001, the Company entered into a strategic alliance with Abbott Laboratories. This alliance is for a five-year term, and is primarily for collaborative research and development in the area of metabolic diseases. The Company and Abbott have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also includes a technology exchange and development agreement and an equity investment by Abbott, under which the Company is eligible to receive up to $250 million. As part of this $250 million equity investment, Abbott made an initial investment of $50 million on April 11, 2001 and has agreed to make additional investments totaling $200 million in seven equal quarterly installments from later in 2001 through 2003.

4.  MILLENNIUM & ILEX PARTNERS, L.P.

    Through its merger with LeukoSite, Inc. ("LeukoSite") the Company became a party to a joint venture agreement with ILEX Products, Inc. ("ILEX") to form Millennium and ILEX Partners, L.P. ("M&I") for the purpose of developing and commercializing the CAMPATH-Registered Trademark- product, a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. In August 1999, M&I and Schering AG entered into a distribution and development agreement which grants Schering AG exclusive marketing and distribution rights to the CAMPATH-Registered Trademark- product in the U.S., Europe and the rest of the world except Japan and East Asia, where M&I has retained rights. In the United States, Berlex Laboratories, Inc., Schering's U.S. affiliate, and M&I will share in the profits from the sale of the CAMPATH-Registered Trademark- product. On sales made in the rest of the territory, Schering AG has agreed to pay royalties equivalent to the rate of profit sharing expected in the U.S. Under the terms of the agreement, Schering has agreed to make payments of up to $30 million, of which $20 million has been paid as of March 31, 2001, for rights to the CAMPATH-Registered Trademark- product upon the achievement of certain regulatory milestones. The joint venture currently intends to use these funds to pay for ongoing development activities.

    The Company accounts for its investment in the joint venture under the equity method of accounting and records its share of the income or loss in other income (expense). For the three months ended March 31, 2001 the Company's share of the joint venture's recorded loss was $1.0 million and the Company's obligation to fund the joint venture at March 31, 2001 was $9.1 million. During the three months ended March 31, 2001, the Company recognized $1.2 million of revenue from research and development activities performed on behalf of and to be reimbursed by M&I. At March 31, 2001 and December 31, 2000, the Company had amounts receivable of $5.1 million and $3.8 million, respectively, included in Due from strategic alliance partners, for amounts due from M&I, for such work.

5.  CONVERTIBLE DEBT

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

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

circumstances. Under the terms of the notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year.

    During the first quarter of 2001, the Company paid an aggregate of $2.6 million in cash to certain holders of Millennium's convertible notes in order to induce the conversion of their notes into Millennium Common Stock. These cash payments were expensed during the first quarter of 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million of outstanding principal of Millennium convertible notes, the issuance of approximately 0.3 million shares of Millennium Common Stock, and the reclassification of deferred debt issuance costs of $0.1 million to additional paid-in capital.

6.  COMMITMENTS

    On August 4, 2000, the Company entered into lease agreements, relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or (b) the date on which the Company commences occupancy of the respective building. Both leases are for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings. The Company's cost to complete one of the buildings is expected to be approximately $31.0 million. The other building is currently in the design phase and construction costs are currently being estimated. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

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

7.  SUBSEQUENT EVENTS

    On April 5, 2001, the Company adopted a shareholder rights plan designed to ensure that all Millennium shareholders will receive fair and equal treatment in the event of any unsolicited attempt to acquire the Company. The plan was not adopted in response to any unsolicited offer or takeover attempt. A complete copy of the shareholder rights plan is attached as an exhibit to a Current Report on Form 8-K which was filed with the SEC on April 5, 2001.

    On April 11, 2001, the Company entered into an agreement with BZL Biologics, L.L.C., a privately-held company, to develop and commercialize antibody-based therapeutics targeting Prostate Specific Membrane Antigen (PSMA). The development plan includes programs for both immunotoxin and radiolabeled products. The primary indication expected for products targeting PSMA is prostate cancer, although PSMA may also be a relevant therapeutic target in other solid tumors. The terms of the agreement call for Millennium and BZL to jointly develop the immunotoxin and radiolabeled products for the prostate cancer indication until a predetermined clinical decision point. Thereafter, Millennium will have full responsibility for development, manufacturing and commercialization of all antibody-based therapies for all indications, as well as all diagnostic products. Millennium will be responsible for all development costs of the products. In addition, BZL will be entitled to receive milestone payments and royalties based on net sales of any marketed products.

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

    We currently derive our revenue primarily from payments from strategic alliances with major pharmaceutical companies. We have not received any revenue from the sale of products. Significant strategic alliances include the following: two agreements with the Wyeth-Ayerst Division of American Home Products ("AHP") in certain disorders of the central nervous system and in bacterial diseases, respectively; an agreement with Bayer, AG ("Bayer") in cardiovascular disease, and certain areas of oncology, osteoporosis, pain, liver fibrosis, hematology and viral infections; a research alliance and technology transfer agreement with Monsanto Company ("Monsanto") in plant agriculture; a technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc. ("Aventis") in inflammatory disease; Millennium and ILEX Partners, L.P. ("M&I"), a joint venture partnership with ILEX Products, Inc. ("ILEX") for development of the CAMPATH-Registered Trademark- (alemtuzumab) product candidate, a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia, for which the partnership is currently seeking approval from the Food and Drug Administration ("FDA"); and an agreement, through our joint venture partnership with ILEX, with Schering AG for distribution of the CAMPATH-Registered Trademark- (alemtuzumab) product candidate. In addition, we have a number of other strategic alliances. Our strategic alliance agreements have provided us with various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations.

    In February 2001, M&I received a Class I complete response letter from the FDA. The FDA has indicated that the timeframe for accelerated approval has been extended for a 60-day period following their acceptance of M&I's response. M&I's response to the letter was accepted by the FDA on March 19, 2001. M&I expects to complete ongoing discussions with the FDA on final package labeling and design of a post-marketing confirmatory study for the CAMPATH-Registered Trademark- (alemtuzumab) product candidate during this time.

    In March 2001, the European Medicines Evaluation Agency's Committee on Proprietary Medicinal Products issued a positive opinion to recommend approval under exceptional circumstances of the MabCampath-TM- (alemtuzumab) product candidate for patients with chronic lymphocytic leukemia (CLL) who have been treated with alkylating agents and have failed fludarabine therapy. MabCampath-TM- is the name that will be used for the CAMPATH-Registered Trademark- product in Europe. It is anticipated that the European Commission will ratify the opinion and will issue a Marketing Authorization during July 2001. Under this authorization, M&I Partners would be granted a single license for marketing MabCampath-TM- in the 15 member states of the European Union and would receive national licenses in two additional countries, Iceland and Norway. Approval under exceptional circumstances requires that M&I Partners conduct a Phase III confirmatory study of MabCampath-TM-versus chlorambucil, the standard frontline treatment, to examine further MabCampath's safety and efficacy in CLL patients. This post-approval trial is planned to begin later this year.

    On March 12, 2001, we entered into a strategic alliance with Abbott Laboratories. This alliance is for a five-year term, and is primarily for collaborative research and development in the area of metabolic diseases. Abbott and we have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also includes a technology exchange and development agreement and an equity investment by Abbott, under which we are eligible to receive up to $250 million. As part of this $250 million equity investment, Abbott made an initial investment of $50 million on April 11, 2001 and has agreed to make additional investments totaling $200 million in seven equal quarterly installments from later in 2001 through 2003.

    Our goal is to become an integrated biopharmaceutical company. As a result, we expect to continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that we will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs and as a result of our efforts to advance acquired products or our own development programs to commercialization. Our results of operations for any period may not be indicative of future results as our revenues under strategic alliance and licensing arrangements and from product sales, to the extent that we receive product sales in future periods, may fluctuate from period to period or year to year.

RESULTS OF OPERATIONS

Quarters Ended March 31, 2001 and March 31, 2000

    For the three months ended March 31, 2001 (the "2001 Quarterly Period") we reported a net loss of $53.1 million or $0.25 per basic and diluted share as compared to a net loss of $140.5 million or $0.78 per basic and diluted share for the three months ended March 31, 2000 (the "2000 Quarterly Period").

    Revenue under strategic alliances increased to $50.4 million for the 2001 Quarterly Period from $47.2 million for the 2000 Quarterly Period. The increase in revenue is primarily due to milestone and license payments from Aventis and increased revenue from Bayer. This increase is offset in part by the AstraZeneca concluding payment made in the 2000 Quarterly Period. We expect revenue under existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial terms or beyond.

    Effective October 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101
("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Previously, we had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from our strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, we now recognize revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When payments are specifically tied to a separate earnings process, revenue is recognized when earned. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the research contract. The cumulative effect of the change resulted in a charge to income of $107.7 million in the 2000 Quarterly Period and relates to revenue previously recognized by us that was deferred into future periods. Included in the 2000 quarterly revenue is $5.0 million of revenue that was recognized in prior years relating to the adoption of

SAB 101. The amount of revenue recognized in the 2001 Quarterly Period that was included in the cumulative effect of change in accounting principle is $10.1 million.

    Research and development expenses increased to $92.5 million for the 2001 Quarterly Period from $60.1 million for the 2000 Quarterly Period. The increase was primarily attributable to increased personnel and facilities expenses, increased purchases of laboratory supplies and our continued investment in clinical trials and preclinical product candidates. We expect research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing and additional strategic alliances as well as our investment in development efforts to move our product candidates to commercialization.

    General and administrative expenses increased to $16.2 million for the 2001 Quarterly Period from $10.8 million for the 2000 Quarterly Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well as an increase in facilities expenses and other professional fees associated with the expansion and increased complexity of our operations and increased business development activity. We expect that general and administrative expenses will continue to increase as we add capabilities to support the further advancement of our development efforts.

    On December 22, 1999 and July 27, 2000, we acquired LeukoSite, Inc. ("LeukoSite") and Cambridge Discovery Chemistry Limited, respectively. The transactions were recorded as purchases for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specific intangible assets and goodwill. Intangible assets and goodwill are being amortized on a straight-line basis over four years. Amortization expense for the 2001 Quarterly Period of $16.3 million is primarily related to the LeukoSite acquisition.

    In connection with the LeukoSite acquisition, we also incurred a nonrecurring charge to operations in 1999 for acquired in-process research and development. Our research and development projects acquired in connection with our acquisition of LeukoSite are expected to continue in line with the estimates set forth in our 2000 Annual Report on Form 10-K.

    Through our 1999 acquisition of LeukoSite we became a party to a joint venture partnership with ILEX, M & I, for development of the CAMPATH-Registered Trademark- product. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of the joint venture was a loss of $1.0 million for the 2001 Quarterly Period. The loss is primarily attributable to pre-product launch marketing and sales activities.

    Interest income increased to $27.5 million for the 2001 Quarterly Period from $8.5 million for the 2000 Quarterly Period. The increase resulted primarily from a higher level of invested funds due to net proceeds from our public stock offering in October 2000 of $767.4 million (including the underwriters' exercise of their over-allotment option) and Common Stock purchases made by Aventis in the third quarter of 2000 and January 2001 of $150 million and $50 million, respectively. Interest expense decreased to $2.3 million for the 2001 Quarterly Period from $5.5 million for the 2000 Quarterly Period due to reduced obligations from the early conversion of our January 2000 convertible debt.

    During the 2001 Quarterly Period, we paid an aggregate of $2.6 million in cash to certain holders of our convertible notes in order to induce the conversion of their notes into our Common Stock. These cash payments were expensed during the 2001 Quarterly Period.

    Minority interest in the 2000 Quarterly Period represents the minority shareholder interest of Becton, Dickinson and Company ("Becton Dickinson") in the net income for the 2000 Quarterly Period of our then majority-owned subsidiary, Millennium Predictive Medicine, Inc. ("MPMx"). On

June 2, 2000, we acquired the outstanding Preferred and Common Stock of our MPMx subsidiary that we did not already own, making MPMx a wholly-owned subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, we had approximately $1.5 billion in cash, cash equivalents and marketable securities, an increase of $7.6 million from December 31, 2000. This excludes $28.9 million of interest-bearing marketable securities classified as restricted cash and other assets on our balance sheet, which serve as security deposits for certain of our facilities leases.

    The increase in cash, cash equivalents and marketable securities is primarily due to $50.0 million of proceeds from the sale of Common Stock to Aventis and $6.9 million of proceeds from employee stock purchases, offset by cash outflows of $54.2 million for operating activities, purchases of $9.0 million of property and equipment and other long term assets, and $3.3 million to pay capital lease obligations.

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

    During the first quarter of 2001, the Company paid an aggregate of $2.6 million in cash to certain holders of Millennium's convertible notes in order to induce the conversion of their notes into Millennium Common Stock. These cash payments were expensed during the first quarter of 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million of outstanding principal of Millennium convertible notes, the issuance of approximately 0.3 million shares of Millennium Common Stock, and the reclassification of deferred debt issuance costs of $0.1 million to additional paid-in capital.

    On June 23, 2000, we entered into an alliance with Aventis covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of our technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in us by Aventis. In North America, we have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to us. Under a Technology Transfer Agreement, we agreed to provide Aventis with rights to our drug discovery technologies in exchange for payments of up to $200 million over a five-year period. Under an Investment Agreement, Aventis agreed to invest $250 million in our Common Stock. As part of this $250 million equity investment, Aventis made a $150 million stock purchase in the third quarter of 2000 and made a $50 million stock purchase in January 2001. Aventis is required to make an additional $50 million stock purchase in July 2001.

    On August 4, 2000, we entered into lease agreements, relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or
(b) the date on which we commence occupancy of the respective building. Both leases are for a term of seventeen years. We are responsible for a portion of the construction costs for both buildings. Our cost to complete one of the buildings is expected to be approximately $31.0 million. The other building is currently in the design phase and construction costs are currently being estimated. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

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

    In March 2001, we entered into a strategic alliance with Abbott Laboratories. This alliance is for a five-year term, and is primarily for collaborative research and development in the area of metabolic diseases. Abbott and we have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. Our arrangement with Abbott also includes a technology exchange and development agreement and an equity investment by Abbott, under which we are eligible to receive up to $250 million. As part of this $250 million equity investment, Abbott made an initial investment of $50 million on April 11, 2001 and has agreed to make additional investments totaling $200 million in seven equal quarterly installments from later in 2001 through 2003.

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

SUBSEQUENT EVENTS

    On April 5, 2001, we adopted a shareholder rights plan designed to ensure that all Millennium shareholders will receive fair and equal treatment in the event of any unsolicited attempt to acquire us. The plan was not adopted in response to any unsolicited offer or takeover attempt. A complete copy of the shareholder rights plan is attached as an exhibit to a Current Report on Form 8-K which was filed with the SEC on April 5, 2001.

    On April 11, 2001, we entered into an agreement with BZL Biologics, L.L.C., a privately-held company, to develop and commercialize antibody-based therapeutics targeting Prostate Specific Membrane Antigen (PSMA). The development plan includes programs for both immunotoxin and radiolabeled products. The primary indication expected for products targeting PSMA is prostate cancer, although PSMA may also be a relevant therapeutic target in other solid tumors. The terms of the agreement call for Millennium and BZL to jointly develop the immunotoxin and radiolabeled products for the prostate cancer indication until a predetermined clinical decision point. Thereafter, we will have full responsibility for development, manufacturing and commercialization of all antibody-based therapies for all indications, as well as all diagnostic products. We will be responsible for all development costs of the products. In addition, BZL will be entitled to receive milestone payments and royalties based on net sales of any marketed products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $21.6 million decrease in the fair value of our investments as of March 31, 2001. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

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

       (b) Reports on Forms 8-K.

           1. A Current Report on Form 8-K was filed on January 24, 2001 to report, pursuant to Item 5, that the Company adopted Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" in the fourth quarter of 2000 and recorded a cumulative effect of change in accounting principle related to contract revenues recognized in prior periods resulting in a one-time, non-cash charge of $107.7 million for the year ended December 31, 2000.

           2. A Current Report on Form 8-K was filed on March 12, 2001 to report, pursuant to Item 5, that the Company had issued a press release announcing that the Company and Abbott Laboratories had entered into a strategic alliance for collaborative research and development in the area of metabolic diseases, including an equity investment by Abbott of up to $250 million over the first two years of the collaboration.

           3. A Current Report on Form 8-K was filed on April 5, 2001 to report, pursuant to Item 5, that the Board of Directors of the Company had adopted a shareholder rights plan.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MILLENNIUM PHARMACEUTICALS, INC.
                                                       (Registrant)

Dated: April 19, 2001

                                                       ---------------------------------------------
                                                       Kevin P. Starr
                                                       CHIEF FINANCIAL OFFICER
                                                       (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING
                                                       OFFICER)

EXHIBIT INDEX

    The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
      3.1      Certificate of Designations dated April 5, 2001 amending the
               Amended and Restated Certificate of Incorporation of the
               Company.

   + 10.1 Collaboration and License Agreement dated March 9, 2001 by and between the Company and Abbott Laboratories.

   + 10.2      Technology Exchange and Development Agreement dated
               March 9, 2001 by and between the Company and Abbott
               Laboratories.

     10.3      Investment Agreement dated March 9, 2001 by and between the
               Company and Abbott Laboratories.

     99.1      Risk Factors.

------------------------

+  Confidential treatment requested as to certain portions.