Form 10-Q
period 2001-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2001-08-03
CIK 1002637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _______ to _______.

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

     YES    X                            NO
        -----------                        -----------


     The number of shares outstanding of each of the registrant's classes of common stock as of:

         DATE                     CLASS                     OUTSTANDING SHARES
     -------------       -----------------------------      ------------------
     July 24, 2001       Common stock, $.001 par value         219,680,522

  -----------------------------------------------------------------------------

                        MILLENNIUM PHARMACEUTICALS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS


                                                                            PAGE


PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000                                3

          Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 2001 and 2000                  4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2001 and 2000                            5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        23

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         24

Item 4.   Submission of Matters to a Vote of Security Holders               24

Item 6.   Exhibits and Reports on Form 8-K                                  24

          Signatures                                                        25

          Exhibit Index                                                     26

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        MILLENNIUM PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                     ----------     -----------
                                                     (unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Current assets:
Cash and cash equivalents                            $   119,658    $   166,086
Marketable securities                                  1,360,280      1,286,281
Due from strategic alliance partners                      22,428         21,901
Prepaid expenses and other current assets                 13,208         11,312
                                                     -----------    -----------
Total current assets                                   1,515,574      1,485,580
Property and equipment, net                              116,596         85,803
Restricted cash and other assets                          34,380         34,599
Goodwill, net                                            149,077        177,083
Intangible assets, net                                    25,615         28,857
                                                     -----------    -----------
Total assets                                         $ 1,841,242    $ 1,811,922
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                     $    16,616    $    20,256
Accrued expenses                                          58,066         39,868
Deferred revenue                                          73,959         61,842
Current portion of capital lease obligations              15,884         14,208
                                                     -----------    -----------
Total current liabilities                                164,525        136,174
Deferred revenue                                          57,192         88,169
Capital lease obligations, net of current portion         35,344         29,369
Long term debt                                            83,325         95,927

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares
authorized, none issued                                        -              -
Common Stock, $0.001 par value; 500,000 shares
authorized: 218,346 shares at June 30, 2001 and
213,979 shares at December 31, 2000 issued and
outstanding                                                  218            214
Additional paid-in capital                             2,329,667      2,203,902
Deferred compensation                                     (1,030)        (1,296)
Notes receivable from officers                              (355)          (385)
Accumulated other comprehensive income                    22,761         10,455
Accumulated  deficit                                    (850,405)      (750,607)
                                                     -----------    -----------
Total stockholders' equity                             1,500,856      1,462,283
                                                     -----------    -----------
Total liabilities and stockholders' equity           $ 1,841,242    $ 1,811,922
                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                         --------------------------     --------------------------
                                                            2001            2000**        2001             2000**
                                                         ----------      ----------     ----------      ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Revenue under strategic alliances                      $   59,066      $   46,473     $  109,430      $   93,709
Costs and expenses:
  Research and development                                   94,583          62,011        187,104         122,111
  General and administrative                                 19,397          11,057         35,633          21,880
  Amortization of goodwill and intangible assets             16,029          12,161         32,296          24,131
                                                         ----------      ----------     ----------      ----------
        Total costs and expenses                            130,009          85,229        255,033         168,122
                                                         ----------      ----------     ----------      ----------
Loss from operations                                        (70,943)        (38,756)      (145,603)        (74,413)

Other income (expense):
  Equity in operations of joint venture                          39          (1,400)          (925)         (1,400)
  Interest income                                            26,491          10,781         53,950          19,261
  Interest expense                                           (2,317)         (6,684)        (4,653)        (12,135)
  Debt conversion expense                                         -               -         (2,567)              -
  Minority interest                                               -              78              -             (63)
                                                         ----------      ----------     ----------      ----------
Loss before cumulative effect of change in accounting
principle                                                   (46,730)        (35,981)       (99,798)        (68,750)

Cumulative effect of change in accounting principle               -               -              -        (107,692)
                                                         ----------      ----------     ----------      ----------
Net loss                                                    (46,730)        (35,981)       (99,798)       (176,442)
Deemed preferred stock dividend                                   -         (45,668)             -         (45,668)
                                                         ----------      ----------     ----------      ----------
Net loss attributable to common stockholders             $  (46,730)     $  (81,649)    $  (99,798)     $ (222,110)
                                                         ==========      ==========     ==========      ==========

AMOUNTS PER COMMON SHARE:

Loss before cumulative effect of change in accounting
principle                                                $    (0.21)     $    (0.20)    $    (0.46)     $    (0.38)

Cumulative effect of change in accounting principle               -               -              -           (0.59)
Deemed preferred stock dividend                                   -           (0.24)             -           (0.25)
                                                         ----------      ----------     ----------      ----------
Net loss per share, basic and diluted                    $    (0.21)     $    (0.44)    $    (0.46)     $    (1.22)
                                                         ==========      ==========     ==========      ==========

Weighted average shares, basic and diluted                  217,779         184,440        216,582         182,664
                                                         ==========      ==========     ==========      ==========

**  Includes the effects of SAB 101.  See Note 2.

           See notes to condensed consolidated financial statements.

                         MILLENNIUM PHARMACEUTICALS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                                 JUNE 30,
                                                                         ------------------------
                                                                            2001          2000
                                                                         ---------      ---------
(IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (99,798)     $(176,442)
Adjustments to reconcile net loss to cash
used in operating activities:
Cumulative effect of change in accounting principle                              -        107,692
Depreciation and amortization                                               48,792         31,742
Gain on available-for-sale securities                                       (4,438)             -
Stock compensation expense                                                   1,991          1,371
Equity in operations of joint venture                                          925          1,400
Minority interest                                                                -             63
Changes in operating assets and liabilities:
Due from strategic alliance partners                                          (527)        (7,340)
Prepaid expenses and other current assets                                   (1,866)         3,037
Restricted cash and other assets                                              (582)           627
Accounts payable and accrued expenses                                        6,143          8,465
Deferred revenue                                                           (18,860)         9,156
                                                                         ---------      ---------
Net cash used in operating activities                                      (68,220)       (20,229)
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in  marketable securities                                     (384,869)      (402,384)
Proceeds from sales and maturities of marketable securities                329,184        117,021
Investment in joint venture                                                 (4,845)             -
Purchase of property and equipment and other long term assets              (21,961)       (13,689)
                                                                         ---------      ---------
Net cash used in investing activities                                      (82,491)      (299,052)
                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible subordinated notes, net of issuance costs                -        388,695
Proceeds from sales of common stock                                        100,000          2,930
Net proceeds from employee stock purchases                                  11,564         29,817
Repayment of notes receivable from officers                                      -            555
Principal payments on capital leases                                        (6,390)        (4,626)
                                                                         ---------      ---------
Net cash provided by financing activities                                  105,174        417,371
                                                                         ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (45,537)        98,090
Equity adjustment from foreign currency translation                           (891)             -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             166,086         56,775
                                                                         ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 119,658      $ 154,865
                                                                         =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                   $   4,421      $   1,417

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                                  $  14,041      $   6,750
Construction costs for laboratory and office space                          12,894              -
Conversion of subordinated debt to common stock                             12,602              -
Write off of capital assets                                                    558          1,350
Reclassification of debt issuance costs to additional paid-in capital          122              -
MPI buyout of Becton Dickinson interest in MPMx                                  -         61,160
Issuance of common stock to Abgenix, Inc.                                        -         10,000
Deferred compensation relating to issuance of stock options                      -          1,160


            See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission (SEC) on March 15, 2001.

      The Company is in discussions with the staff of the SEC with respect to their comments on the Company's Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001 relating to certain non-cash charges related to the manner of accounting for minority interests in the Company's financial statements for the years ended December 31, 1998, 1999 and 2000. The Company has responded to the SEC's comments and is awaiting their reply. The Company does not expect any material changes in our accounting treatment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   CASH EQUIVALENTS AND MARKETABLE SECURITIES

      Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

      Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2001 and December 31, 2000 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      (b)   GOODWILL AND INTANGIBLE ASSETS

      Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally four years. Accumulated amortization was $96.3 million and $64.0 million at June 30, 2001 and December 31, 2000, respectively. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which the goodwill and intangible assets relate in order to ensure that the carrying value of such assets has not been impaired.

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      (c)   REVENUE RECOGNITION

      Effective October 1, 2000, Millennium changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Previously, the Company had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which is included in the loss for the six months ended June 30, 2000. Included in revenue for the three and six months ended June 30, 2000 is $5.0 million and $10.1 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. The amount of revenue recognized in the three and six months ended June 30, 2001 that was included in the cumulative effect of change in accounting principle is $12.2 million and $22.3 million, respectively. Prior year financial results have been restated for the retroactive adoption of SAB 101 to January 1, 2000.

      (d)   SEGMENT INFORMATION

      The Company operates in one business segment, which primarily focuses on the discovery and development of proprietary therapeutic and diagnostic human healthcare products and services. Substantially all of the Company's revenues have been derived from its strategic alliances. Revenues from Aventis Pharmaceuticals, Inc. ("Aventis") accounted for approximately 16.9% of consolidated revenues for the three months ended June 30, 2001 and 18.3% of consolidated revenues for the six months ended June 30, 2001. Revenues from Bayer AG ("Bayer") accounted for approximately 29.6% and 27.7% of consolidated revenues for the quarters ended June 30, 2001 and 2000, respectively and 30.0% and 25.2% of consolidated revenues for the six months ended June 30, 2001 and 2000, respectively. Revenues from Monsanto Company ("Monsanto") accounted for approximately 18.4% and 23.3% of consolidated revenues for the quarters ended June 30, 2001 and 2000, respectively and 19.8% and 23.1% of consolidated revenues for the six months ended June 30, 2001 and 2000, respectively. Revenues from Becton, Dickinson Company ("Becton Dickinson") accounted for approximately 16.1% and 12.1% of consolidated revenues for the three and six months ended June 30, 2000, respectively.

      (e)   NET INCOME (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. For the three and six months ended June 30, 2001 and 2000, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options, warrants and convertible debt would be antidilutive.

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

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      (g)   COMPREHENSIVE INCOME (LOSS)

      Comprehensive loss was $50.1 million and $36.4 million for the quarters ended June 30, 2001 and 2000, respectively, and $87.5 million and $176.8 million for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income at June 30, 2001 included $23.9 million of unrealized gains on marketable securities and $1.1 million of cumulative foreign currency translation adjustments.

      (h)   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133." SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company has adopted this new accounting standard effective January 1, 2001 and it did not have a significant effect on the financial statements.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 for the fiscal year beginning after December 15, 2001. The Company is currently in the process of evaluating the impact SFAS No. 142 will have on its financial position and results of operations.

3.    STRATEGIC ALLIANCES

      In both January 2001 and July 2001, Aventis made $50 million purchases of Millennium common stock pursuant to the Investment Agreement between the Company and Aventis.

      On March 12, 2001, the Company entered into a strategic alliance with Abbott Laboratories ("Abbott"). This alliance is for a five-year term, and is primarily for collaborative research and development in the area of metabolic diseases. The Company and Abbott have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also includes a technology exchange and development agreement and an equity investment by Abbott, under which the Company is eligible to receive up to $250 million. As part of this $250 million equity investment, Abbott made an initial investment of $50 million on April 11, 2001 and has agreed to make additional investments totaling $200 million in seven equal quarterly installments from later in 2001 through 2003.

      On April 11, 2001, the Company entered into an agreement with BZL Biologics, L.L.C. ("BZL"), a privately-held company, to develop and commercialize antibody-based therapeutics targeting Prostate Specific Membrane Antigen (PSMA). The development plan includes programs for both immunotoxin and radiolabeled products. The primary indication expected for products targeting PSMA is prostate cancer, although PSMA may also be a relevant therapeutic target in other solid tumors. The terms of the agreement call for Millennium and BZL to jointly develop the immunotoxin and radiolabeled products for the prostate cancer indication until a predetermined clinical decision point. Thereafter, Millennium will have full responsibility for development, manufacturing and commercialization of all antibody-based therapies for all indications, as well as all diagnostic products. Millennium will be responsible for all development costs of the products. In addition, BZL will be entitled to receive milestone payments and royalties based on net sales of any marketed products.

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.    MILLENNIUM & ILEX PARTNERS, L.P.

      The Company and ILEX Products, Inc. ("ILEX") each own 50% of Millennium and ILEX Partners, L.P. ("M&I") a joint venture formed for the purpose of developing and commercializing the CAMPATH(R) product, a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. In August 1999, M&I and Schering AG ("Schering") entered into a distribution and development agreement which grants Schering exclusive marketing and distribution rights to the CAMPATH(R) product in the U.S., Europe and the rest of the world except Japan and East Asia, where M&I has retained rights. In the United States, Berlex Laboratories, Inc., Schering's U.S. affiliate, and M&I will share in the profits from the sale of the CAMPATH(R) product. On sales made in the rest of the territory, Schering has agreed to pay royalties equivalent to the rate of profit sharing expected in the U.S. Under the terms of the agreement, Schering has agreed to make payments of up to $30 million, of which $25 million has been paid as of June 30, 2001, for rights to the CAMPATH(R) product upon the achievement of certain regulatory milestones. The joint venture currently intends to use these funds to pay for ongoing development activities.

      The Company accounts for its investment in M&I under the equity method of accounting and records its share of the income or loss in other income (expense). For the three and six months ended June 30, 2001 the Company's share of the joint venture's recorded income (loss) was $0.04 million and $(0.9) million, respectively and the Company's obligation to fund the joint venture at June 30, 2001 was $4.7 million. During the three and six months ended June 30, 2001, the Company recognized $1.2 million and $2.3 million, respectively, of revenue from research and development activities performed on behalf of and to be reimbursed by M&I. Included in Due from strategic alliance partners was $1.2 million and $3.8 million at June 30, 2001 and December 31, 2000, respectively for amounts due from M&I for such work.

5.    CONVERTIBLE DEBT

      In January 2000, the Company completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007. The 5.5% convertible subordinated notes due January 15, 2007 are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by the Company under certain circumstances. Under the terms of the notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year. All required interest payments to date have been made.

      During the six months ended June 30, 2001, the Company paid an aggregate of $2.6 million in cash to certain holders of Millennium's 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into Millennium common stock. These cash payments were expensed during the six months ended June 30, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million of outstanding principal of Millennium 5.5% convertible subordinated notes due January 15, 2007, the issuance of approximately 0.3 million shares of Millennium common stock, and the reclassification of deferred debt issuance costs of $0.1 million to additional paid-in capital.

6.    COMMITMENTS

      On August 4, 2000, the Company entered into lease agreements, relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or (b) the date on which the Company commences occupancy of the respective building. Both leases are for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings. The Company's cost to complete one of the buildings is expected to be approximately $37.9 million. The other building is currently in the design phase and construction costs are currently being estimated to be approximately $42 million. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In February 2001, the Company entered into a lease agreement relating to a building to be constructed for laboratory and office space in Cambridge, England. The lease is for a term of 20 years and is expected to commence in 2003. The Company is responsible for a portion of the construction costs, which it estimates to be approximately $21.0 million. Rent is approximately $2.4 million per year and is subject to market adjustments at the end of the 5th, 10th and 15th years.


7.    SUBSEQUENT EVENTS

      In July 2001, the European Commission granted marketing authorization to the MabCampath(TM) (alemtuzumab) product for patients with chronic lymphocytic leukemia (CLL) who have been treated with alkylating agents and have failed fludarabine therapy. MabCampath(TM) is the name that will be used for the CAMPATH(R) product in Europe. Under this authorization, M&I was granted a single license for marketing MabCampath(TM) in the 15 member states of the European Union and received national licenses in two additional countries, Iceland and Norway. M&I has initiated a post-approval clinical trial of MabCampath(TM) versus chlorambucil, the standard frontline treatment, to further examine MabCampath(TM) for the treatment of B-cell chronic lymphocytic leukemia (B-CLL) patients.

      In July 2001, Aventis made a $50.0 million purchase of Millennium common stock pursuant to the Investment Agreement between the Company and Aventis.

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

      We currently derive our revenue primarily from payments from strategic alliances with major pharmaceutical companies. We have not received any revenue from the sale of products. Significant strategic alliances include the following: an agreement with Bayer, AG ("Bayer") in cardiovascular disease, and certain areas of oncology, osteoporosis, pain, liver fibrosis, hematology and viral infections; a research alliance and technology transfer agreement with Monsanto Company ("Monsanto") in plant agriculture; a technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc. ("Aventis") in inflammatory disease; Millennium and ILEX Partners, L.P. ("M&I"), a joint venture partnership with ILEX Products, Inc. ("ILEX") for development of the CAMPATH(R) (alemtuzumab) product, a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia, for which the partnership received marketing approval from the Food and Drug Administration ("FDA") in May 2001; and an agreement, through our joint venture partnership with ILEX, with Schering AG for distribution of the CAMPATH(R) (alemtuzumab) product. In addition, we have a number of other strategic alliances. Our strategic alliance agreements have provided us with various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our attainment of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations.

      In July 2001, the European Commission granted marketing authorization to the MabCampath(TM) (alemtuzumab) product for patients with chronic lymphocytic leukemia (CLL) who have been treated with alkylating agents and have failed fludarabine therapy. MabCampath(TM) is the name that will be used for the CAMPATH(R) product in Europe. Under this authorization, M&I Partners was granted a single license for marketing MabCampath(TM) in the 15 member states of the European Union and received national licenses in two additional countries, Iceland and Norway. M&I has initiated a post-approval clinical trial of MabCampath(TM) versus chlorambucil, the standard frontline treatment, to further examine MabCampath(TM) for the treatment of B-cell chronic lymphocytic leukemia (B-CLL) patients.

      On March 12, 2001, we entered into a strategic alliance with Abbott Laboratories ("Abbott"). This alliance is for a five-year term, and is primarily for collaborative research and development in the area of metabolic diseases. Abbott and we have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also includes a technology exchange and development agreement and an equity investment by Abbott, under which we are eligible to receive up to $250 million. As part of this $250 million equity investment, Abbott made an initial investment of $50 million on April 11, 2001 and has agreed to make additional investments totaling $200 million in seven equal quarterly installments from later in 2001 through 2003.

      On April 11, 2001, we entered into an agreement with BZL Biologics, L.L.C. ("BZL"), a privately-held company, to develop and commercialize antibody-based therapeutics targeting Prostate Specific Membrane Antigen (PSMA). The development plan includes programs for both immunotoxin and radiolabeled products. The primary indication expected for products targeting PSMA is prostate cancer, although PSMA may also be a relevant therapeutic target in other solid tumors. The terms of the agreement call for BZL and us to jointly develop the immunotoxin and radiolabeled products for the prostate cancer indication until a predetermined clinical decision point. Thereafter, we will have full responsibility for development, manufacturing and commercialization of all antibody-based therapies for all indications, as well as all diagnostic products. We will be responsible for all development costs of the products. In addition, BZL will be entitled to receive milestone payments and royalties based on net sales of any marketed products.

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

      We are in discussions with the staff of the SEC with respect to their comments on our Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001 relating to certain non-cash charges related to the manner of accounting for minority interests in our financial statements for the years ended December 31, 1998, 1999 and 2000. We have responded to the SEC's comments and are awaiting their reply. We do not expect any material changes in our accounting treatment.

RESULTS OF OPERATIONS

QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      For the three months ended June 30, 2001 (the "2001 Quarterly Period") we reported a net loss attributable to common stockholders of $46.7 million or $(0.21) per basic and diluted share as compared to a net loss attributable to common stockholders of $81.6 million or $(0.44) per basic and diluted share for the three months ended June 30, 2000 (the "2000 Quarterly Period").

      Revenue under strategic alliances increased to $59.1 million for the 2001 Quarterly Period from $46.5 million for the 2000 Quarterly Period. The increase in revenue is primarily due to increased revenue from Aventis and Bayer. As the Aventis alliance was entered into on June 23, 2000, there was no Aventis revenue in the 2000 Quarterly Period. We expect revenue under existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial terms or beyond.

      Effective October 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Previously, we had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from our strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, we now recognize revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the research contract. Included in the 2000 quarterly revenue is $5.0 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The amount of revenue recognized in the 2001 Quarterly Period that was included in the cumulative effect of change in accounting principle is $12.2 million.

      Research and development expenses increased to $94.6 million for the 2001 Quarterly Period from $62.0 million for the 2000 Quarterly Period. The increase was primarily attributable to increased personnel and facilities expenses, increased purchases of laboratory supplies and our continued investment in clinical trials and preclinical product candidates. We expect research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing and additional strategic alliances as well as our investment in development efforts to move our product candidates to commercialization.

      General and administrative expenses increased to $19.4 million for the 2001 Quarterly Period from $11.1 million for the 2000 Quarterly Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well as an increase in facilities expenses and other professional fees associated with the expansion and increased complexity of our operations.

      On December 22, 1999 we acquired LeukoSite, Inc. ("LeukoSite") and on July 27, 2000 we acquired Cambridge Discovery Chemistry Limited. The transactions were recorded as purchases for accounting purposes and accordingly, the purchase price was allocated to the separately identifiable assets purchased and liabilities assumed based upon their respective fair values. Goodwill is the excess of the purchase price over such allocation of fair values. Intangible assets and goodwill are being amortized on a straight-line basis over four years. Amortization expense for the 2001 and 2000 Quarterly Periods is primarily related to the LeukoSite acquisition.

      In connection with the LeukoSite acquisition, we also incurred a nonrecurring charge to operations in 1999 for acquired in-process research and development. Our research and development projects acquired in connection with our acquisition of LeukoSite are expected to continue in line with the estimates set forth in our 2000 Annual Report on Form 10-K.

      Through our 1999 acquisition of LeukoSite we became a party to a joint venture partnership with ILEX, called M & I, for development of the CAMPATH(R) product. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of the joint venture was $0.04 million for the 2001 Quarterly Period.

      Interest income increased to $26.5 million for the 2001 Quarterly Period from $10.8 million for the 2000 Quarterly Period. The increase resulted primarily from a higher level of invested funds due to net proceeds from our public stock offering in October 2000 of $767.4 million (including the underwriters' exercise of their over-allotment option), common stock purchases made by Aventis in the third quarter of 2000 and January 2001 of $150 million and $50 million, respectively, and a common stock purchase made by Abbott in April 2001 of $50 million. Interest expense decreased to $2.3 million for the 2001 Quarterly Period from $6.7 million for the 2000 Quarterly Period due to reduced obligations from the early conversion of a portion of our 5.5% convertible subordinated notes due January 15, 2007.

      Minority interest in the 2000 Quarterly Period represents the minority shareholder interest of Becton, Dickinson and Company ("Becton Dickinson") in the net loss for the 2000 Quarterly Period of our then majority-owned subsidiary, Millennium Predictive Medicine, Inc. ("MPMx"). On June 2, 2000, we acquired the outstanding preferred stock of our MPMx subsidiary that we did not already own, making MPMx a wholly-owned subsidiary of the Company.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      For the six months ended June 30, 2001 (the "2001 Six Month Period") we reported a net loss attributable to common stockholders of $99.8 million or $(0.46) per basic and diluted share as compared to a net loss attributable to common stockholders of $222.1 million or $(1.22) per basic and diluted share for the six months ended June 30, 2000 (the "2000 Six Month Period").

      Revenue under strategic alliances increased to $109.4 million for the 2001 Six Month Period from $93.7 million for the 2000 Six Month Period. The increase in revenue is primarily due to increased revenue from Aventis and Bayer. Included in the 2000 Six Month Period revenue is $10.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The amount of revenue recognized in the 2001 Six Month Period that was included in the cumulative effect of change in accounting principle relating to the adoption of SAB 101 is $22.3 million. We expect revenue under existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial terms or beyond.

      Research and development expenses increased to $187.1 million for the 2001 Six Month Period from $122.1 million for the 2000 Six Month Period. The increase was primarily attributable to increased personnel and facilities expenses, increased purchases of laboratory supplies and our continued investment in clinical trials and preclinical product candidates. We expect research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing and additional strategic alliances as well as our investment in development efforts to move our product candidates to commercialization.

      General and administrative expenses increased to $35.6 million for the 2001 Six Month Period from $21.9 million for the 2000 Six Month Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well as an increase in facilities expenses and professional fees associated with the expansion and increased complexity of our operations.

      On December 22, 1999 we acquired LeukoSite and on July 27, 2000 we acquired Cambridge Discovery Chemistry Limited, respectively. The transactions were recorded as purchases for accounting purposes and accordingly, the purchase price was allocated to the separately identifiable assets purchased and liabilities assumed based upon their respective fair values. Goodwill is the excess of the purchase price over such allocation of fair values. Intangible assets and goodwill are being amortized on a straight-line basis over four years. Amortization expense for the 2001 and 2000 Six Month Period primarily relates to the LeukoSite acquisition.

      In connection with the LeukoSite acquisition, we also incurred a nonrecurring charge to operations in 1999 for acquired in-process research and development. Our research and development projects acquired in connection with our acquisition of LeukoSite are expected to continue in line with the estimates set forth in our 2000 Annual Report on Form 10-K.

      Through our 1999 acquisition of LeukoSite we became a party to a joint venture partnership with ILEX, M & I, for development of the CAMPATH(R) product. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of the joint venture was a loss of $0.9 million for the 2001 Six Month Period. The loss is primarily attributable to pre-product launch marketing and sales activities.

      Interest income increased to $54.0 million for the 2001 Six Month Period from $19.3 million for the 2000 Six Month Period. The increase resulted primarily from a higher level of invested funds due to net proceeds from our public stock offering in October 2000 of $767.4 million (including the underwriters' exercise of their over-allotment option) and common stock purchases made by Aventis in the third quarter of 2000 and January 2001 of $150 million and $50 million, respectively, and a common stock purchase made by Abbott in April 2001 of $50 million. Interest expense decreased to $4.7 million for the 2001 Six Month Period from $12.1 million for the 2000 Six Month Period due to reduced obligations from the early conversion of a portion of our 5.5% convertible subordinated notes due January 15, 2007.

      During the 2001 Six Month Period, we paid an aggregate of $2.6 million in cash to certain holders of our 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into our common stock. These cash payments were expensed during the 2001 Six Month Period.

      Minority interest in the 2000 Six Month Period represents the minority shareholder interest of Becton Dickinson in the net income for the 2000 Six Month Period of our then majority-owned subsidiary, MPMx. On June 2, 2000, we acquired the outstanding preferred stock of our MPMx subsidiary that we did not already own, making MPMx a wholly-owned subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, we had approximately $1.5 billion in cash, cash equivalents and marketable securities, an increase of $27.6 million from December 31, 2000. This excludes $28.9 million of interest-bearing marketable securities classified as restricted cash and other assets on our balance sheet, which serve as security deposits for certain of our facilities leases.

      The increase in cash, cash equivalents and marketable securities is primarily due to $100.0 million of proceeds from the sales of common stock to Aventis and Abbott and $11.6 million of proceeds from employee stock purchases, offset by cash outflows of $68.2 million for operating activities, purchases of $22.0 million of property and equipment and other long term assets, and $6.4 million to pay capital lease obligations.

      In January 2000, we completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007. The 5.5% convertible subordinated notes due January 15, 2007 are convertible into shares of our common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by us under certain circumstances. Under the terms of the notes, we are required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year.

      During the first six months of 2001, the Company paid an aggregate of $2.6 million in cash to certain holders of Millennium's 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into Millennium common stock. These cash payments were expensed during 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million of outstanding principal of Millennium 5.5% convertible subordinated notes due January 15, 2007, the issuance of approximately 0.3 million shares of Millennium common stock, and the reclassification of deferred debt issuance costs of $0.1 million to additional paid-in capital.

      On June 23, 2000, we entered into an alliance with Aventis covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of our technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in us by Aventis. In North America, we have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to us. Under a Technology Transfer Agreement, we agreed to provide Aventis with rights to our drug discovery technologies in exchange for payments of up to $200 million over a five-year period. Under an Investment Agreement, Aventis agreed to invest $250 million in our common stock. As part of this $250 million equity investment, Aventis made a $150 million stock purchase in the third quarter of 2000 and made a $50 million stock purchase in both January 2001 and July 2001.

      On August 4, 2000, we entered into lease agreements, relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or (b) the date on which we commence occupancy of the respective building. Both leases are for a term of seventeen years. We are responsible for a portion of the construction costs for both buildings. Our cost to complete one of the buildings is expected to be approximately $37.9 million. The other building is currently in the design phase and construction costs are currently being estimated to be approximately $42 million. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

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

      In February 2001, we entered into a lease agreement relating to a building to be constructed for laboratory and office space in Cambridge, England. The lease has a term of 20 years and is expected to commence in 2003. We are responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.4 million per year and is subject to market adjustments at the end of the 5th, 10th and 15th years.

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

      We believe that existing cash, our investment securities and the anticipated cash payments from our current strategic alliances will be sufficient to support our operations and fund our capital commitments for the near term. Our actual future cash requirements, however, will depend on many factors, including the progress of our disease research programs, the number and breadth of these programs, achievement of milestones under strategic alliance arrangements, acquisitions, our ability to establish and maintain additional strategic alliance and licensing arrangements, success of products introduced into the market and the progress of our development efforts and the development efforts of our strategic partners.

      We may require additional financing in the future, which we may seek to raise through public or private security offerings, debt financings, additional strategic alliances or other financing sources. However, additional financing, strategic alliances or licensing arrangements may not be available when needed or, if available, such financing may not be obtained on terms favorable to us.

SUBSEQUENT EVENTS

      In July 2001, the European Commission granted marketing authorization to the MabCampath(TM) (alemtuzumab) product for patients with CLL who have been treated with alkylating agents and have failed fludarabine therapy. MabCampath(TM) is the name that will be used for the CAMPATH(R) product in Europe. Under this authorization, M&I Partners was granted a single license for marketing MabCampath(TM) in the 15 member states of the European Union and received national licenses in two additional countries, Iceland and Norway. M&I has initiated a post-approval clinical trial of MabCampath(TM) versus chlorambucil, the standard frontline treatment, to further examine MabCampath(TM) for the treatment of B-CLL patients.

      In July 2001, Aventis made a $50.0 million purchase of Millennium common stock pursuant to the Investment Agreement between Aventis and us.

RISK FACTORS THAT MAY AFFECT RESULTS

      THIS QUARTERLY REPORT ON FORM 10-Q AND CERTAIN OTHER COMMUNICATIONS MADE BY THE COMPANY CONTAIN "FORWARD-LOOKING STATEMENTS," INCLUDING STATEMENTS ABOUT OUR GROWTH AND FUTURE OPERATING RESULTS, DISCOVERY AND DEVELOPMENT OF PRODUCTS, POTENTIAL ACQUISITIONS, STRATEGIC ALLIANCES AND INTELLECTUAL PROPERTY. FOR THIS PURPOSE, ANY STATEMENT THAT IS NOT A STATEMENT OF HISTORICAL FACT SHOULD BE CONSIDERED A FORWARD-LOOKING STATEMENT. WE OFTEN USE THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS TO HELP IDENTIFY FORWARD-LOOKING STATEMENTS.

      THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE MILLENNIUM'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-Q. WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

REGULATORY RISKS

WE MAY NOT BE ABLE TO OBTAIN MARKETING APPROVAL FOR PRODUCTS OR SERVICES RESULTING FROM OUR DEVELOPMENT EFFORTS.

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


IF WE FAIL TO COMPLY WITH REGULATORY REQUIREMENTS, OR IF WE EXPERIENCE UNANTICIPATED PROBLEMS WITH OUR APPROVED PRODUCTS, OUR PRODUCTS COULD BE SUBJECT TO RESTRICTIONS OR WITHDRAWAL FROM THE MARKET.

      Any product for which we obtain marketing approval, such as our CAMPATH(R) monoclonal antibody, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market or the imposition of civil or criminal penalties.

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

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

BECAUSE DISCOVERING DRUGS BASED UPON GENOMICS IS NEW, IT IS POSSIBLE THAT THIS DISCOVERY PROCESS WILL NOT RESULT IN COMMERCIAL PRODUCTS OR SERVICES.

      The process of discovering drugs based upon genomics is new and evolving rapidly. We focus our genomics research primarily on diseases that may be linked to several or many genes working in combination. Both we and the general scientific and medical communities have only a limited understanding relating to the role of genes and their products in these diseases. To date, we have not commercialized any products discovered through our genomics research, and we may not be successful in doing so in the future. In addition, relatively few products based on gene discoveries have been developed and commercialized by others. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses.

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

      The commercial success of any of our products and services for which we may obtain marketing approval from the FDA, the EMEA and other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Many of the products and services that we are developing are based upon new technologies or therapeutic approaches. As a result, it may be more difficult for us to achieve market acceptance of our products and services, particularly the first products and services that we introduce to the market based on new technologies and therapeutic approaches. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products and services based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

RISKS RELATING TO OUR FINANCIAL RESULTS AND STRUCTURE AND NEED FOR FINANCING

WE HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES. WE WILL NOT BE SUCCESSFUL UNLESS WE REVERSE THIS TREND.

      We have incurred losses in all but two of the years since our inception. We expect to continue to incur substantial operating losses in future periods. To date, substantially all of our revenues have resulted from payments from collaborators, and not from the sale of products.

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

      - We will rely on our collaborators to manufacture most products covered by our alliances. For example, Becton Dickinson has the sole right to develop, manufacture and commercialize our Melastatin(R) gene detection product. Therefore, we cannot control the timing of the introduction of this product.

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

      With respect to our product candidate LDP-01, we are aware of third party patents and patent applications which relate to certain anti-CD18 antibodies and their use in various methods of treatment including methods of reperfusion therapy and methods of treating focal ischemic stroke. In addition, our LDP-01 and LDP-02 product candidates and our CAMPATH(R) product are humanized monoclonal antibodies. We are aware of third party patents and patent applications that relate to certain humanized or modified antibodies, products useful for making humanized or modified antibodies, and processes for making and using humanized or modified antibodies. We are also aware of third party patents and patent applications relating to certain manufacturing processes, products thereof and materials useful in such processes.

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

      We have limited sales, marketing or distribution experience and capabilities. We plan to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties for the CAMPATH(R) product and the other products and services that we are developing. For example, our partnership that holds the CAMPATH(R) monoclonal antibody relies solely upon Schering AG and its U.S. affiliate, Berlex Laboratories, for the marketing, distribution and sale of the CAMPATH(R) product throughout the world other than the Far East. If in the future we elect to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including the need to recruit experienced marketing and sales personnel.

BECAUSE WE HAVE LIMITED MANUFACTURING CAPABILITIES, WE WILL BE DEPENDENT ON THIRD-PARTY MANUFACTURERS TO MANUFACTURE PRODUCTS FOR US OR WILL BE REQUIRED TO INCUR SIGNIFICANT COSTS AND DEVOTE SIGNIFICANT EFFORTS TO ESTABLISH OUR OWN MANUFACTURING FACILITIES AND CAPABILITIES.

      We have limited manufacturing experience and no commercial scale manufacturing capabilities. In order to continue to develop products and services, apply for regulatory approvals and commercialize products and services, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.

      We currently rely upon third parties to produce material for preclinical testing purposes and expect to continue to do so in the future. We also expect to rely upon other third parties, including our collaborators, to produce materials required for clinical trials and for the commercial production of certain of our products. Our partnership with ILEX Products relies on Boehringer Ingelheim as the sole source manufacturer of the CAMPATH(R) monoclonal antibody.

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

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR THE CAMPATH(R) PRODUCT OR OUR FUTURE PRODUCTS OR SERVICES BY THIRD PARTY PAYORS, THERE MAY BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS OR SERVICES.

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

      We expect to experience pricing pressures in connection with the sale of the CAMPATH(R) product and our future products and services due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

WE FACE A RISK OF PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN INSURANCE.

      Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

GUIDELINES AND RECOMMENDATIONS CAN AFFECT THE USE OF OUR PRODUCTS.

      Government agencies promulgate regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and health care providers could result in decreased use of our products.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $19.2 million decrease in the fair value of our investments as of June 30, 2001. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

      The interest rates on our 5.5% convertible subordinated notes due January 15, 2007 and capital lease obligations are fixed and therefore not subject to interest rate risk.

      Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 11, 2001, we issued and sold to Abbott Laboratories 1,553,629 shares of our common stock for aggregate proceeds of approximately $50.0 million. These shares were issued in connection with a collaboration agreement between the parties and no person served as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's 2001 Annual Meeting of Stockholders which was held on May 10, 2001, the stockholders of the Company elected Eugene Cordes, Raju S. Kucherlapati and Eric S. Lander to serve as Class II directors for a term of three years by the following votes:

                                 Number of Shares

                               For          Withheld

Eugene Cordes               175,785,435       428,576
Raju S. Kucherlapati        175,131,816     1,082,195
Eric S. Lander              175,132,210     1,081,801

The other directors whose terms of office as a director continue after the meeting are as follows: Mark J. Levin, A. Grant Heidrich, III, Edward D. Miller, Jr., Norman C. Selby and Kenneth E. Weg.

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




                                             MILLENNIUM PHARMACEUTICALS, INC.
                                             (Registrant)





Dated:  August 3, 2001                      /s/ KEVIN P. STARR
                                             --------------------
                                             Kevin P. Starr
                                             EXECUTIVE VICE PRESIDENT, BUSINESS
                                             OPERATIONS AND CHIEF FINANCIAL
                                             OFFICER (PRINCIPAL FINANCIAL AND
                                             CHIEF ACCOUNTING OFFICER)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

 EXHIBIT NO.               DESCRIPTION

+    10.1      Development and License Agreement between the Company and BZL
               Biologics, LLC effective as of April 5, 2001.

     10.2 Agreement between Owner and Contractor by and between the Company and Turner Construction Company dated as of May 4, 2001 for 35 Landsdowne Street, Cambridge, MA.



+        Confidential treatment requested as to certain portions.