Form 10-Q
period 2001-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2001-10-25
CIK 1002637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____________TO ______________.

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

YES       X                            NO
    --------------                        --------------


The number of shares outstanding of each of the registrant's classes of common stock as of:

       DATE                           CLASS                 OUTSTANDING SHARES
----------------          ------------------------------    ------------------
October 16, 2001          Common stock, $0.001 par value        221,359,771

  -----------------------------------------------------------------------------

                        MILLENNIUM PHARMACEUTICALS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                                                                          PAGE



PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000                         3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2001 and 2000          4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 and 2000                    5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      22

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                       24

Item 6.    Exhibits and Reports on Form 8-K                                24

           Signatures                                                      25

           Exhibit Index                                                   26

                          PART I FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                        MILLENNIUM PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            2001               2000
                                                        -------------      -------------
                                                        (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents                             $    61,464        $   166,086
  Marketable securities                                   1,466,238          1,286,281
  Due from strategic alliance partners                       25,648             21,901
  Prepaid expenses and other current assets                  15,537             11,312
                                                        -----------        -----------
Total current assets                                      1,568,887          1,485,580
Property and equipment, net                                 136,533             85,803
Restricted cash and other assets                             34,714             34,599
Goodwill, net                                               132,865            177,083
Intangible assets, net                                       22,733             28,857
                                                        -----------        -----------
Total assets                                            $ 1,895,732        $ 1,811,922
                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    15,361        $    20,256
  Accrued expenses                                           72,139             39,868
  Deferred revenue                                           54,554             61,842
  Current portion of capital lease obligations               16,125             14,208
                                                        -----------        -----------
Total current liabilities                                   158,179            136,174
Deferred revenue                                             41,392             88,169
Capital lease obligations, net of current portion            32,086             29,369
Long term debt                                               83,325             95,927

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares
authorized, none issued                                           -                  -
Common Stock, $0.001 par value; 500,000 shares
authorized: 221,145 shares at September 30, 2001 and
213,979 shares at December 31, 2000 issued and
outstanding                                                     221                214
Additional paid-in capital                                2,413,882          2,203,902
Deferred compensation                                          (898)            (1,296)
Notes receivable from officers                                 (354)              (385)
Accumulated other comprehensive income                       43,540             10,455
Accumulated  deficit                                       (875,641)          (750,607)
                                                        -----------        -----------
Total stockholders' equity                                1,580,750          1,462,283
                                                        -----------        -----------
Total liabilities and stockholders' equity              $ 1,895,732        $ 1,811,922
                                                        ===========        ===========

        See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------      -------------------------------
                                                             2001              2000**              2001              2000**
                                                          ----------        ----------          ----------        ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Revenue under strategic alliances                       $   82,175        $   43,874          $  191,605        $  137,583
Costs and expenses:
  Research and development                                    98,840            68,783             285,945           190,894
  General and administrative                                  18,315            12,439              53,948            34,319
  Amortization of goodwill and intangible assets              15,714            14,480              48,010            38,611
                                                          ----------        ----------          ----------        ----------
   Total costs and expenses                                  132,869            95,702             387,903           263,824
                                                          ----------        ----------          ----------        ----------
Loss from operations                                         (50,694)          (51,828)           (196,298)         (126,241)

Other income (expense):
  Equity in operations of joint venture                        2,625            (2,099)              1,700            (3,499)
  Interest income                                             25,201            12,132              79,151            31,393
  Interest expense                                            (2,366)           (4,561)             (7,020)          (16,696)
  Debt conversion expense                                          -           (49,332)             (2,567)          (49,332)
  Minority interest                                                -                 -                   -               (63)
                                                          ----------        ----------          ----------        ----------
Loss before cumulative effect of change in
accounting principle                                         (25,234)          (95,688)           (125,034)         (164,438)

Cumulative effect of change in accounting principle                -                 -                    -         (107,692)
                                                          ----------        ----------          ----------        ----------
Net loss                                                     (25,234)          (95,688)           (125,034)         (272,130)
Deemed preferred stock dividend                                    -                 -                   -           (45,668)
                                                          ----------        ----------          ----------        ----------
Net loss attributable to common stockholders              $  (25,234)       $  (95,688)         $ (125,034)       $ (317,798)
                                                          ==========        ==========          ==========        ==========

AMOUNTS PER COMMON SHARE:

Loss before cumulative effect of change in
accounting principle                                      $    (0.11)       $    (0.49)         $    (0.57)       $    (0.88)

Cumulative effect of change in accounting principle                -                 -                   -             (0.58)
Deemed preferred stock dividend                                    -                 -                   -             (0.24)
                                                          ----------        ----------          ----------        ----------
Net loss per share, basic and diluted                     $    (0.11)       $    (0.49)         $    (0.57)       $    (1.70)
                                                          ==========        ==========          ==========        ==========

Weighted average shares, basic and diluted                   220,069          193,570              217,766           186,434
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

                        MILLENNIUM PHARMACEUTICALS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           -----------------------------
                                                                              2001               2000
                                                                           ----------         ----------
(IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $ (125,034)        $ (272,130)
Adjustments to reconcile net loss to cash
used in operating activities:
Cumulative effect of change in accounting principle                                 -            107,692
Depreciation and amortization                                                  72,938             56,643
Gain on available-for-sale securities                                          (5,759)                 -
Stock compensation expense                                                      3,214              2,195
Equity in operations of joint venture                                          (1,700)             3,499
Minority interest                                                                   -                 63
Changes in operating assets and liabilities:
 Due from strategic alliance partners                                          (7,948)             1,279
 Prepaid expenses and other current assets                                     (1,194)             3,299
 Restricted cash and other assets                                                 251               (510)
 Accounts payable and accrued expenses                                          9,848             (7,274)
 Deferred revenue                                                             (54,065)            11,821
                                                                           ----------         ----------
Net cash used in operating activities                                        (109,449)           (93,423)
                                                                           ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in  marketable securities                                        (616,545)          (505,859)
Proceeds from sales and maturities of marketable securities                   474,992            202,591
Investment in joint venture                                                      (656)            (1,533)
Purchase of property and equipment and other long term assets                 (36,158)           (24,653)
Net cash used in Cambridge Discovery Chemistry Ltd. acquisition                (1,614)           (54,447)
Proceeds from the sale of Cambridge Discovery Chemistry, Inc.                     946                  -
                                                                           ----------         ----------
Net cash used in investing activities                                        (179,035)          (383,901)
                                                                           ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible subordinated notes, net of issuance costs                   -            388,695
Proceeds from sales of common stock and exercises of warrants                 178,573            152,925
Net proceeds from employee stock purchases                                     16,118             55,303
Repayment of notes receivable from officers                                         -                633
Principal payments on capital leases                                          (10,793)            (8,949)
                                                                           ----------         ----------
Net cash provided by financing activities                                     183,898            588,607
                                                                           ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (104,586)           111,283
Equity adjustment from foreign currency translation                               (36)                44
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                166,086             56,775
                                                                           -----------        ----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD                                  $   61,464         $  168,102
                                                                           ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                     $    7,692         $   11,617

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                                    $   15,427         $   10,782
Construction costs for laboratory and office space                             24,631                  -
Conversion of subordinated debt to common stock                                12,602            275,093
M&I capital contribution                                                        4,189                  -
Services due from the sale of Cambridge Discovery Chemistry, Inc.               3,000                  -
Write off of capital assets                                                       558              1,453
Reclassification of debt issuance costs to additional paid-in capital             122              6,744
MPI buyout of Becton Dickinson interest in MPMx                                     -             61,160
Issuance of common stock to Abgenix, Inc.                                           -             10,000
Additional goodwill related to the LeukoSite acquisition                            -              3,908
Deferred compensation relating to issuance of stock options                         -              1,160


             See notes to condensed consolidated financial statements.

                        MILLENNIUM PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission (SEC) on March 15, 2001.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   CASH EQUIVALENTS AND MARKETABLE SECURITIES

      Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

      Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at September 30, 2001 and December 31, 2000 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      (b)   GOODWILL AND INTANGIBLE ASSETS

      Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally four years. Accumulated amortization was $111.7 million and $64.0 million at September 30, 2001 and December 31, 2000, respectively. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which the goodwill and intangible assets relate in order to ensure that the carrying value of such assets has not been impaired.

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      (c)   REVENUE RECOGNITION

      Effective October 1, 2000, Millennium changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Previously, the Company had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which is included in the loss for the nine months ended September 30, 2000. Included in revenue for the three and nine months ended September 30, 2000 is $5.0 million and $15.1 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. The amount of revenue recognized in the three and nine months ended September 30, 2001 that was included in the cumulative effect of change in accounting principle and was recognized in prior years is $10.6 million and $32.8 million, respectively. Prior year financial results have been restated for the retroactive adoption of SAB 101 to January 1, 2000.

      In 1998, Millennium and Bayer AG ("Bayer") entered into a five-year research collaboration. In connection with the company's adoption of SAB 101, Millennium began recognizing the research funding portion of the Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to management's estimate of the total work to be performed under the alliance. The estimates are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. To reflect research productivity improvements, management revised its estimate of the remaining work to be performed under the alliance, which resulted in a cumulative catch up adjustment of $18.4 million of additional revenue in September 2001. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the three and nine months ended September 30, 2001 was $43.7 million and $0.20 per share and $143.5 million and $0.66 per share, respectively.

      (d)   SEGMENT INFORMATION

      The Company operates in one business segment, which primarily focuses on the discovery and development of proprietary therapeutic and diagnostic human healthcare products and services. Substantially all of the Company's revenues have been derived from its strategic alliances. Revenues from Bayer accounted for approximately 50% and 31% of consolidated revenues for the quarters ended September 30, 2001 and 2000, respectively and 39% and 27% of consolidated revenues for the nine months ended September 30, 2001 and 2000, respectively. Revenues from Monsanto Company ("Monsanto") accounted for approximately 13% and 26% of consolidated revenues for the quarters ended September 30, 2001 and 2000, respectively and 17% and 24% of consolidated revenues for the nine months ended September 30, 2001 and 2000, respectively. Revenues from Aventis Pharmaceuticals, Inc. ("Aventis") accounted for approximately 12% and 13% of consolidated revenues for the quarters ended September 30, 2001 and 2000, respectively and 16% and 5% of consolidated revenues for the nine months ended September 30, 2001 and 2000, respectively.

      (e)   NET INCOME (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. For all periods presented, diluted net loss per share is the same as basic net

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options, warrants and convertible debt would be antidilutive.

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

      (g)   COMPREHENSIVE INCOME (LOSS)

      Comprehensive loss was $4.5 million and $92.3 million for the quarters ended September 30, 2001 and 2000, respectively, and $91.9 million and $269.1 million for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income at September 30, 2001 included $43.8 million of unrealized gains on marketable securities and $0.3 million of cumulative foreign currency translation adjustments.

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

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 for the fiscal year beginning after December 15, 2001. The Company is currently assessing the financial impact SFAS No. 141 and 142 will have on its consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 and does not believe it will have a significant impact on its consolidated financial statements.

3.    STRATEGIC ALLIANCES

      In both January 2001 and July 2001, Aventis made $50 million purchases of Millennium common stock pursuant to the June 2000 Investment Agreement between the Company and Aventis.

      On March 12, 2001, the Company entered into a strategic alliance with Abbott Laboratories ("Abbott"). This alliance is for a five-year term, and is a research and development collaboration in the area of metabolic diseases. The Company and Abbott have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also includes a technology exchange and development agreement and an equity investment by Abbott, under which the Company is eligible to receive up to $250 million. As part of this $250 million equity investment, Abbott made investments of $50.0 and $28.6 million in April 2001 and

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 2001, respectively, and has agreed to make additional investments totaling $171.4 million in six remaining equal quarterly installments from later in 2001 through 2003.

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


4.    MILLENNIUM & ILEX PARTNERS, L.P.

      The Company and ILEX Products, Inc. ("ILEX") each own 50% of Millennium and ILEX Partners, L.P. ("M&I") a joint venture formed for the purpose of developing and commercializing the CAMPATH(R) product, a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. In August 1999, M&I and Schering AG ("Schering") entered into a distribution and development agreement which grants Schering exclusive marketing and distribution rights to the CAMPATH(R) product in the U.S., Europe and the rest of the world except Japan and East Asia, where M&I has retained rights. In the United States, Berlex Laboratories, Inc., Schering's U.S. affiliate, and M&I will share in the profits from the sale of the CAMPATH(R) product. On sales made in the rest of the territory, Schering has agreed to pay royalties equivalent to the rate of profit sharing expected in the U.S. Under the terms of the agreement, Schering has agreed to make payments of up to $30 million, all of which has been paid as of September 30, 2001, for rights to the CAMPATH(R) product upon the achievement of certain regulatory milestones. The joint venture currently intends to use these funds to pay for ongoing development activities.

      The Company accounts for its investment in M&I under the equity method of accounting and records its share of the income or loss in other income (expense). For the three and nine months ended September 30, 2001 the Company's share of the joint venture's recorded income was $2.6 million and $1.7 million, respectively and the Company's obligation to fund the joint venture at September 30, 2001 was $2.1 million. During the three and nine months ended September 30, 2001, the Company recognized $0.6 million and $2.9 million, respectively, of revenue from research and development activities performed on behalf of and to be reimbursed by M&I. Included in Due from strategic alliance partners was $.8 million and $3.8 million at September 30, 2001 and December 31, 2000, respectively for amounts due from M&I for such work.

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

      During the nine months ended September 30, 2001, the Company paid an aggregate of $2.6 million in cash to certain holders of Millennium's 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into Millennium common stock. These cash payments were expensed during the nine months ended September 30, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million of outstanding principal of Millennium 5.5% convertible subordinated notes due January 15, 2007, the issuance of approximately 0.3 million shares of Millennium common stock, and the reclassification of deferred debt

                        MILLENNIUM PHARMACEUTICALS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


issuance costs of $0.1 million to additional paid-in capital. At September 30, 2001, the Company had $83.3 million of outstanding 5.5% convertible subordinated notes due January 15, 2007.

6.    COMMITMENTS

      On August 4, 2000, the Company entered into lease agreements, relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or (b) the date on which the Company commences occupancy of the respective building. Both leases are for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings. The Company's cost to complete each of the buildings is expected to be approximately $37.9 and $42.0 million, respectively. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

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

      We primarily derive our revenue from payments from strategic alliances with major pharmaceutical companies. We have not received any revenue from the sale of products. Significant strategic alliances include the following: an agreement with Bayer, AG ("Bayer") in cardiovascular disease, and certain areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections; a research alliance and technology transfer agreement with Monsanto Company ("Monsanto") in plant agriculture; a technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc. ("Aventis") in inflammatory disease; Millennium and ILEX Partners, L.P. ("M&I"), a joint venture partnership with ILEX Products, Inc. ("ILEX") for development of the CAMPATH(R) (alemtuzumab) product, a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia, for which the partnership received marketing approval from the Food and Drug Administration ("FDA") in May 2001; and an agreement, through our joint venture partnership with ILEX, with Schering AG for distribution of the CAMPATH(R) (alemtuzumab) product. In addition, we have a number of other strategic alliances. Our strategic alliance agreements have provided us with various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalty and/or profit sharing payments based on sales of any products resulting from the collaborations.

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

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

      For the three months ended September 30, 2001 (the "2001 Quarterly Period") we reported a net loss attributable to common stockholders of $25.2 million or $0.11 per basic and diluted share as compared to a net loss attributable to common stockholders of $95.7 million or $0.49 per basic and diluted share for the three months ended September 30, 2000 (the "2000 Quarterly Period").

      Revenue under strategic alliances increased to $82.2 million for the 2001 Quarterly Period from $43.9 million for the 2000 Quarterly Period. The increase in revenue is primarily due to increased revenue from

Bayer's research funding, milestone payments from Bayer and Aventis and additional license fees from Becton, Dickinson and Company. We expect revenue under existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial terms or beyond.

      Effective October 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Previously, we had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from our strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, we now recognize revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the research contract. Included in the 2001 and 2000 quarterly revenue is $10.6 and $5.0 million of revenue that was recognized in prior years relating to the adoption of SAB 101, respectively.

      In 1998, we entered into a five-year research collaboration with Bayer. In connection with our adoption of SAB 101, we began recognizing the research funding portion of the Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to management's estimate of the total work to be performed under the alliance. The estimates are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. To reflect research productivity improvements, we revised our estimate of the remaining work to be performed under the alliance, which resulted in a cumulative catch up adjustment of $18.4 million of additional revenue in September 2001. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the three and nine months ended September 30, 2001 was $43.7 million and $0.20 per share and $143.5 million and $0.66 per share, respectively.

      Research and development expenses increased to $98.8 million for the 2001 Quarterly Period from $68.8 million for the 2000 Quarterly Period. The increase was primarily attributable to our continued investment in clinical trials and preclinical product candidates and increased personnel and facilities expenses. We expect research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing and additional strategic alliances as well as our investment in development efforts to move our product candidates to commercialization.

      General and administrative expenses increased to $18.3 million for the 2001 Quarterly Period from $12.4 million for the 2000 Quarterly Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well as an increase in facilities expenses and other professional fees associated with the expansion and increased complexity of our operations.

      On December 22, 1999 we acquired LeukoSite, Inc. ("LeukoSite") and on July 27, 2000 we acquired Cambridge Discovery Chemistry Limited. Both transactions were recorded as purchases for accounting purposes and accordingly, the respective purchase prices were allocated to the separately identifiable assets purchased and liabilities assumed based upon their respective fair values. Goodwill is the excess of the purchase price over such allocation of fair values. Intangible assets and goodwill are being amortized on a straight-line basis over four years. Amortization expense for the 2001 and 2000 Quarterly Periods is primarily related to the LeukoSite acquisition.

      In connection with the LeukoSite acquisition, we also incurred a nonrecurring charge to operations in 1999 for acquired in-process research and development. Our research and development projects acquired in connection with our acquisition of LeukoSite are expected to continue in line with the estimates set forth in our 2000 Annual Report on Form 10-K.

      Through our 1999 acquisition of LeukoSite we became a party to a joint venture partnership with ILEX, M & I Partners, for development of the CAMPATH(R) product. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of the joint venture was $2.6 million for the 2001 Quarterly Period compared to a loss of $2.1 million for the 2000 Quarterly Period. The CAMPATH(R) product was launched in the United States and in the U.K., Germany and Ireland during the 2001 Quarterly Period.

      Interest income increased to $25.2 million for the 2001 Quarterly Period from $12.1 million for the 2000 Quarterly Period. The increase resulted primarily from a higher level of invested funds due to net proceeds from our public stock offering in October 2000 of $767.4 million (including the underwriters' exercise of their over-allotment option), common stock purchases made by Aventis in July 2000, January 2001 and July 2001 of $150 million, $50 million and $50 million, respectively, and common stock purchases made by Abbott in April 2001 and September 2001 of $50 million and $28.6 million, respectively.

      Interest expense decreased to $2.4 million for the 2001 Quarterly Period from $4.6 million for the 2000 Quarterly Period due to reduced obligations from the early conversion of a portion of our 5.5% convertible subordinated notes due January 15, 2007.

      During the 2000 Quarterly Period, we paid an aggregate of $49.3 million in cash to certain holders of our 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into our common stock. These cash payments were expensed during the 2000 Quarterly Period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

      For the nine months ended September 30, 2001 (the "2001 Nine Month Period") we reported a net loss attributable to common stockholders of $125.0 million or $0.57 per basic and diluted share as compared to a net loss attributable to common stockholders of $317.8 million or $1.70 per basic and diluted share for the nine months ended September 30, 2000 (the "2000 Nine Month Period").

      Revenue under strategic alliances increased to $191.6 million for the 2001 Nine Month Period from $137.6 million for the 2000 Nine Month Period. The increase in revenue is primarily due to increased revenue from Bayer's research funding and milestone payments from Bayer and Aventis. Included in the 2001 and 2000 Nine Month Period revenue is $32.8 and $15.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101, respectively. We expect revenue under existing and new strategic alliances to continue; however, revenues may fluctuate from period to period and there can be no assurance that strategic alliance agreements will continue for their full initial terms or beyond.

      In 1998, we entered into a five-year research collaboration with Bayer. In connection with our adoption of SAB 101, we began recognizing the research funding portion of the Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to management's estimate of the total work to be performed under the alliance. The estimates are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. To reflect research productivity improvements, we revised our estimate of the remaining work to be performed under the alliance, which resulted in a cumulative catch up adjustment of $18.4 million of additional revenue in September 2001. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the three and nine months ended September 30, 2001 was $43.7 million and $0.20 per share and $143.5 million and $0.66 per share, respectively.

      Research and development expenses increased to $285.9 million for the 2001 Nine Month Period from $190.9 million for the 2000 Nine Month Period. The increase was primarily attributable to increased personnel and facilities expenses, increased purchases of laboratory supplies and our continued investment in clinical trials and preclinical product candidates. We expect research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing and additional strategic alliances as well as our investment in development efforts to move our product candidates to commercialization.

      General and administrative expenses increased to $53.9 million for the 2001 Nine Month Period from $34.3 million for the 2000 Nine Month Period. The increase was primarily attributable to increased expenses for additional management and administrative personnel, as well as an increase in facilities expenses and professional fees associated with the expansion and increased complexity of our operations.

      On December 22, 1999 we acquired LeukoSite and on July 27, 2000 we acquired Cambridge Discovery Chemistry Limited, respectively. Both transactions were recorded as purchases for accounting purposes and accordingly, the respective purchase prices were allocated to the separately identifiable assets purchased and liabilities assumed based upon their respective fair values. Goodwill is the excess of the purchase price over such allocation of fair values. Intangible assets and goodwill are being amortized on a straight-line basis over four years. Amortization expense for the 2001 and 2000 Nine Month Periods primarily relates to the LeukoSite acquisition.

      In connection with the LeukoSite acquisition, we also incurred a nonrecurring charge to operations in 1999 for acquired in-process research and development. Our research and development projects acquired in connection with our acquisition of LeukoSite are expected to continue in line with the estimates set forth in our 2000 Annual Report on Form 10-K.

      Through our 1999 acquisition of LeukoSite we became a party to a joint venture partnership with ILEX, M & I Partners, for development of the CAMPATH(R) product. We account for our investment in the joint venture under the equity method of accounting and record our share of the income or loss in other income (expense). Equity in operations of the joint venture was $1.7 million for the 2001 Nine Month Period compared to a loss of $3.5 million for the 2000 Nine Month Period. The CAMPATH(R) product was launched in the United States and in the U.K., Germany and Ireland during the 2001 Nine Month Period.

      Interest income increased to $79.2 million for the 2001 Nine Month Period from $31.4 million for the 2000 Nine Month Period. The increase resulted primarily from a higher level of invested funds due to net proceeds from our public stock offering in October 2000 of $767.4 million (including the underwriters' exercise of their over-allotment option) and common stock purchases made by Aventis in July 2000, January 2001and July 2001 of $150 million, $50 million and $50 million, respectively, and common stock purchases made by Abbott in April 2001and September 2001 of $50 million and $28.6 million, respectively.

      Interest expense decreased to $7.0 million for the 2001 Nine Month Period from $16.7 million for the 2000 Nine Month Period due to reduced obligations from the early conversion of a portion of our 5.5% convertible subordinated notes due January 15, 2007.

      During the 2001 and 2000 Nine Month Periods, we paid an aggregate of $2.6 and $49.3 million, respectively, in cash to certain holders of our 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into our common stock. These cash payments were expensed during the respective Nine Month Periods.

      Minority interest in the 2000 Nine Month Period represents the minority shareholder interest of Becton Dickinson in the net income for the 2000 Nine Month Period of our then majority-owned subsidiary, MPMx. On June 2, 2000, we acquired the outstanding preferred stock of our MPMx subsidiary that we did not already own, making MPMx a wholly-owned subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001, we had approximately $1.5 billion in cash, cash equivalents and marketable securities, an increase of $75.3 million from December 31, 2000. This excludes $29.6 million of interest-bearing marketable securities classified as restricted cash and other assets on our balance sheet, which serve as security deposits for certain of our facilities leases.

      The increase in cash, cash equivalents and marketable securities is primarily due to $178.6 million of proceeds from the sales of common stock to Aventis and Abbott and $16.1 million of proceeds from employee stock purchases, offset by cash outflows of $109.4 million for operating activities, purchases of $36.2 million of property and equipment and other long term assets, and $10.8 million to pay capital lease obligations.

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

      During the first nine months of 2001, we paid an aggregate of $2.6 million in cash to certain holders of Millennium's 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into Millennium common stock. These cash payments were expensed during 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million of outstanding principal of Millennium 5.5% convertible subordinated notes due January 15, 2007, the issuance of approximately 0.3 million shares of Millennium common stock, and the reclassification of deferred debt issuance costs of $0.1 million to additional paid-in capital. At September 30, 2001, we had $83.3 million of outstanding 5.5% convertible subordinated notes due January 15, 2007.

      On June 23, 2000, we entered into an alliance with Aventis covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of our technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in us by Aventis. In North America, we have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to us. Under a Technology Transfer Agreement, we agreed to provide Aventis with rights to our drug discovery technologies in exchange for payments of up to $200 million over a five-year period. Under an Investment Agreement, Aventis agreed to invest $250 million in our common stock. As part of this $250 million equity investment, Aventis made a $150 million stock purchase in July 2000 and made
$50 million stock purchases in both January 2001 and July 2001.

      On August 4, 2000, we entered into lease agreements, relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or (b) the date on which we commence occupancy of the respective building. Both leases are for a term of seventeen years. We are responsible for a portion of the construction costs for both buildings. Our cost to complete each of the buildings is expected to be approximately $37.9 and $42.0 million, respectively. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

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

      In March 2001, we entered into a strategic alliance with Abbott Laboratories. This alliance is for a five-year term, and is primarily for collaborative research and development in the area of metabolic diseases. Abbott and we have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. Our arrangement with Abbott also includes a technology exchange and development agreement and an equity investment by Abbott, under which we are eligible to receive up to $250 million. As part of this $250 million equity investment, Abbott made investments of $50.0 and $28.6 million in April 2001 and September 2001, respectively and has agreed to make additional investments totaling $171.4 million in six remaining equal quarterly installments from later in 2001 through 2003.

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

      With respect to our product candidate LDP-01, we are aware of third party patents and patent applications which relate to certain anti-CD18 antibodies and their use in various methods of treatment including methods of reperfusion therapy and methods of treating focal ischemic stroke. In addition, our LDP-01 and LDP-02 product candidates and our CAMPATH(R) product are humanized monoclonal antibodies. We are aware of third party patents and patent applications that relate to certain humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using humanized or modified antibodies. We are also aware of third party patents and patent applications relating to certain manufacturing processes, products thereof and materials useful in such processes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $20.9 million decrease in the fair value of our investments as of September 30, 2001. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

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

                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 2, 2001, we issued and sold to Aventis Pharmaceuticals, Inc. 1,203,079 shares of our common stock for aggregate proceeds of approximately $50 million. These shares were issued in connection with a collaboration agreement between the parties and no person served as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

      On September 4, 2001, we issued and sold to Abbott Laboratories 946,700 shares of our common stock for aggregate proceeds of approximately $28.6 million. These shares were issued in connection with a collaboration agreement between the parties and no person served as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

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


                                                MILLENNIUM PHARMACEUTICALS, INC.
                                                (Registrant)

    Dated:  October 25, 2001                    /s/ KEVIN P. STARR
                                                --------------------
                                                Kevin P. Starr
                                                Executive Vice President,
                                                Business Operations and
                                                Chief Financial Officer
                                                (principal financial and chief
                                                accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

 EXHIBIT NO.                   DESCRIPTION

+    10.1   Third Amendment effective as of July 31, 2001 of Collaboration and
            License Agreement dated February 21, 1999 between the Company and
            Becton, Dickinson and Company.

+    10.2   Amendment No. 5 dated as of September 7, 2001 to Agreement dated
            September 22, 1998 between the Company and Bayer AG, as amended.

+    10.3   First Amendment dated as of June 29, 2001 to Collaboration and
            License Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals Inc.


+        Confidential treatment requested as to certain portions.