Form 10-K
period 2001-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2002-03-07
CIK 1002637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to

Commission file number: 0-28494

MILLENNIUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3177038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Sidney Street, Cambridge, Massachusetts 02139
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (617) 679-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
Preferred Stock Purchase Rights
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $5,232,481,952 based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on March 1, 2002.

        Number of shares outstanding of the registrant's class of Common Stock as of March 1, 2002: 279,912,088.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders	Part III

TABLE OF CONTENTS

Part I
Item 1. BUSINESS	1
Overview	1
Key Transactions and Developments in 2001 and 2002	1
Our Markets	4
Our Strategy	7
Our Products	9
Our Pipeline	12
The Discovery Process	13
Our Discovery Technology	14
Our Alliance Program	16
Our Major Discovery Alliances	17
Our Technology Alliances	18
Predictive Medicine	18
Research and Development	19
Patents and Proprietary Rights; Licenses	19
Government Regulation	20
Manufacturing	26
Sales and Marketing	27
Competition	28
Employees	29
RISK FACTORS THAT MAY AFFECT RESULTS	30
Risks Relating to COR Acquisition	30
Regulatory Risks	31
Risks Relating to Our Business, Strategy and Industry	32
Risks Relating to Our Financial Results and Need for Financing	34
Risks Relating to Collaborators	35
Risks Relating to Intellectual Property	36
Risks Relating to Product Manufacturing, Marketing and Sales	37
Risks Relating to an Investment in Our Common Stock	40
Item 2. PROPERTIES	41
Item 3. LEGAL PROCEEDINGS	41
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41
DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	42
Part II
Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	46
Item 6. SELECTED FINANCIAL DATA	47
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48

i

ii

PART I

Item 1.    BUSINESS

Overview

        We are a leading biopharmaceutical company focused on applying our comprehensive and integrated science and technology platform to discover and accelerate the development of breakthrough drugs and predictive medicine products. We expect that these drugs and products ultimately will enable physicians to more closely customize medical treatment by combining knowledge of the genetic basis for disease and the genetic characteristics of a patient. We primarily focus our research and development and commercialization activities in four key disease areas: cardiovascular, oncology, inflammatory and metabolic. We view the pursuit of mergers, acquisitions and product in-licensing as important in achieving our business goals.

        Either alone or in collaboration with strategic partners, we:

  •
  have developed two therapeutic products that have received FDA approval, INTEGRILIN® (eptifibatide) Injection, the patient market-leading, intravenous, anti-platelet cardiovascular product for the treatment of acute coronary syndromes, and the CAMPATH® monoclonal antibody for the treatment of chronic lymphocytic leukemia; and

  •
  currently have ten product candidates in various stages of clinical development.

        We have entered into research, development and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic and predictive medicine products and services. These alliances provide us with the opportunity to share profits and/or receive royalties if our collaborators are successful in developing and commercializing products using our technology. In many cases, we also retain rights to develop and commercialize products resulting from these alliances. We have also entered into technology development and technology transfer arrangements with major pharmaceutical and biotechnology companies. Under these arrangements we work cooperatively with other pharmaceutical and biotechnology companies to enhance our technology platform and provide such companies licenses to use our technology platform in exchange for fees and, in some cases, the opportunity to receive royalties if the other companies are successful in developing and commercializing products using our technology platform.

        References in this Annual Report on Form 10-K to we, us, our, and the like include, where applicable, references to our Millennium Predictive Medicine™ division, or MPMx™, and its predecessor entity, Millennium Predictive Medicine, Inc., which was a wholly-owned subsidiary of ours before it was merged with and into Millennium Pharmaceuticals, Inc. in January 2001.

        We were incorporated in Delaware in 1993, and our principal executive offices are located at 75 Sidney Street, Cambridge, Massachusetts 02139.

Key Transactions and Developments in 2001 and 2002

Merger with COR Therapeutics, Inc.

        On February 12, 2002, we completed our merger with COR Therapeutics, Inc. In connection with this merger, we issued approximately 55 million shares of our common stock to the former holders of COR's common stock. Additionally we assumed COR's $600 million of convertible notes. At the time of the merger, COR had over $600 million in cash, cash equivalents and short term investments. Through the merger, we added approximately 300 new employees, a facility in South San Francisco, California, acquired INTEGRILIN®, for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology. Results of COR's operations will be consolidated in our 2002 financial statements beginning on February 12, 2002.

Development and Commercialization of Therapeutics Products

        Through our merger with COR, we now have a fourth major area of focus, cardiovascular disease, and have the product INTEGRILIN® (eptifibatide) Injection on the market. INTEGRILIN® is approved to treat patients who undergo a procedure known as angioplasty to open blood vessels. INTEGRILIN® is also approved to treat patients with intermittent chest pains known as unstable angina and patients suffering from a kind of heart attack known as non-Q wave myocardial infarction, whether the doctor intends to treat these patients with medicines alone or with subsequent angioplasty. We co-promote INTEGRILIN® with Schering-Plough Ltd. and Schering Plough Corporation in the U.S., and share any profits or losses and license INTEGRILIN® outside of the U.S. to Schering on a royalty-bearing basis. During the year ended 2001, sales of INTEGRILIN® totaled $230 million.

        During the second and third quarters of 2001, the CAMPATH® (alemtuzumab) humanized monoclonal antibody was cleared for marketing and commercially launched in both the U.S. and Europe as a treatment for patients with refractory B-cell chronic lymphocytic leukemia (B-CLL). On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P., which owns the CAMPATH® product. In exchange for our equity interest in Millennium & ILEX Partners, ILEX paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional $120 million over the next three years if sales of CAMPATH® in the U.S. meet specified sales thresholds. In addition, we will be entitled to additional payments from ILEX based on U.S. sales of CAMPATH® after 2004. In light of our co-development of and continuing financial interest in CAMPATH®, we treat CAMPATH® as a product in which we have an ongoing interest for purposes of disclosure in this Form 10-K.

        We continue to develop our product pipeline and are conducting multiple clinical trials. As of February 28, 2002, we or our collaborators were conducting more than 15 clinical trials, including:

  •
  Phase I and Phase II trials of our lead oncology product candidate, MLN341 (formerly PS-341 and LDP-341), in patients with hematological or solid tumors;

  •
  Phase I clinical trials of the radio-labeled version of our anti-PSMA (prostate specific membrane antigen) antibody, MLN591 (formerly J591), in patients with prostate cancer;

  •
  two Phase II trials of MLN02 (formerly LDP-02), one for patients with ulcerative colitis and the other for patients with Crohn's disease, and a Phase II trial of MLN977 (formerly LDP-977) for asthma; and

  •
  Phase I clinical trials of our first genomically-derived compound, MLN4760 for the treatment of obesity.

Research and Product Alliances

        In 2001, we entered into the following research and product alliances:

        Genentech.    In January 2001, COR, Schering and Genentech, Inc., entered into an agreement to co-promote INTEGRILIN® with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase™ (tenecteplase) and Activase® (alteplase), in the United States. COR, Schering and Genentech have also agreed to an exclusive clinical collaboration for any future large-scale clinical trials that combine a fibrinolytic with drugs in the same class as INTEGRILIN®. This agreement expires in December 2002.

        Abbott.    On March 9, 2001, we formed a five-year strategic alliance with Abbott Laboratories by signing agreements covering:

  •
  joint research, development and commercialization of drugs and predictive medicine products for the treatment and management of specified metabolic diseases;

  •
  an exchange of rights to certain components of each party's drug discovery technologies and a program for the development of a new drug discovery technology; and

  •
  an investment by Abbott of $250 million in our common stock, of which Abbott invested $107 million in 2001 and has agreed to make additional investments totaling approximately $143 million in five quarterly installments through 2003.

        BZL.    On April 5, 2001, we entered into an agreement with BZL Biologics, L.L.C., providing for:

  •
  joint development and commercialization of antibody-based therapeutics targeting Prostate Specific Membrane Antigen, including both immunotoxin and radio-labeled products through a predetermined clinical decision point and thereafter by us;

  •
  payment by us of all development costs of the products; and

  •
  milestone and royalty payments by us to BZL.

        TDT.    On November 21, 2001, we entered into a license agreement with Targeted Diagnostics and Therapeutics, Inc. Under the agreement, TDT granted us an exclusive world-wide license to develop and commercialize human therapeutic products for oncology indications using TDT's ST receptor (GC-C) based technology. We agreed to pay TDT milestone fees and potential royalties based on product sales. We also agreed to make an equity investment in TDT.

        XOMA.    On November 26, 2001, we entered into a collaboration agreement with XOMA Ltd. providing for:

  •
  development of two biotherapeutic agents of ours by XOMA in the cardiovascular disease area and payment of associated costs by XOMA through completion of Phase II trials of these agents;

  •
  an initial payment and additional milestone payments from XOMA to us;

  •
  commercialization of the products by us after successful Phase II trials;

  •
  the choice by XOMA to further participate in the development program and share in profits or to receive future milestone and royalty payments from us; and

  •
  our agreement to purchase up to $50 million of XOMA common shares.

        Xenova.    On December 14, 2001, we entered into a license agreement with Xenova Group, plc, providing for:

  •
  the license to us of development and exclusive marketing rights to three of Xenova's novel DNA binding molecules for the treatment of solid tumors in cancer;

  •
  an initial payment by us of $11.5 million;

  •
  Xenova's agreement to continue its efforts to move agreed compounds to pivotal trial stage; and

  •
  future milestone payments and royalties to be paid by us to Xenova.

Productivity and Technology Alliances

        We continue to invest considerable resources to expand and enhance our technology platform and to institute clinical development initiatives in an effort to fundamentally change the drug discovery process, including to more rapidly develop our product pipeline. Currently, we are using pharmacogenomic and imaging technologies in four of our clinical programs (MLN341, MLN591,

MLN977 and MLN518) and we intend to utilize these technologies in two additional programs in 2002. In 2001 we signed a number of new technology alliances including:

        SGX.    In December 2001, we entered into a collaboration agreement with Structural GenomiX, Inc. providing for:

  •
  our right to utilize SGX's genomics-driven structure determination and chemistry platform;

  •
  SGX's retention of certain rights to use information on non-proprietary targets;

  •
  SGX's option to choose one of our validated drug targets for use in its own programs; and

  •
  an equity investment in SGX by us.

        ImmunoGen.    In March 2001, we entered into a collaboration agreement with ImmunoGen, Inc. providing for:

  •
  the grant to us by ImmunoGen of a license to utilize ImmunoGen's Tumor-Activated Prodrug technology;

  •
  payment by us to ImmunoGen of an initial access fee;

  •
  milestone payments and royalties by us to ImmunoGen; and

  •
  product development, manufacturing and marketing of any products to be performed by us.

        Pharsight.    In July 2001, we entered into an agreement with Pharsight Corporation to evaluate and apply Pharsight's computer-assisted trial design and decision making methodologies to our drug development programs. We intend to apply Pharsight's software to our oncology program, with an option for future expansion into additional programs.

        Affymetrix.    In October 2001, we entered into a research and development agreement and volume discount supply agreement with Affymetrix, Inc. providing for:

  •
  joint development by us and Affymetrix of gene expression array processes and applications;

  •
  our right to use Affymetrix's GeneChip® technology; and

  •
  preferred access and pricing on Affymetrix's gene expression platform in exchange for our commitment to purchase a certain forecasted dollar commitment of probe arrays.

Our Markets

        We focus our research and development activities in four major disease areas: cardiovascular, oncology, inflammatory and metabolic. We believe that these areas present attractive markets for the products we are developing and marketing.

Cardiovascular Diseases

        Despite decades of extensive research and development and significant advances in its treatment, cardiovascular disease remains the leading cause of death in the United States. Approximately one million people die each year from heart attacks, strokes and related diseases. As the number of elderly people in the population increases, the number of deaths attributable to these diseases continues to climb. We focus our research and development efforts on agents that have the potential to prevent and/or treat life threatening cardiovascular diseases, including arterial thrombosis, venous thrombosis and restenosis.

        In arterial thrombosis, an aggregation of platelets (a thrombus, which essentially is a plug) forms on the lining of an injured artery. The thrombus blocks the artery impairing its ability to supply blood and oxygen to the heart, brain and other organs. In the heart, disorders from arterial thrombosis range from prolonged episodes of severe chest pain (including unstable angina) to heart attack (acute myocardial infarction) to sudden death. In the brain, disorders range from a temporary reduction in oxygen supply (transient ischemic attacks) to stroke. Each year, approximately six million people suffer from severe chest pain, one million from heart attack and 600,000 from stroke in the U.S.

        In venous thrombosis, disorders are generally related to a thrombus breaking off from the lining of an injured artery or vein. The thrombus may travel to the lungs and cause a pulmonary embolism, a serious disorder in which blood supply is blocked and lung tissue is killed. Each year in the U.S., over 270,000 patients are diagnosed with venous thrombosis and approximately 50,000 patients die from pulmonary embolisms.

        In restenosis, an artery significantly re-narrows following an angioplasty procedure, usually within six months. Approximately 600,000 patients undergo angioplasties each year, and up to 40% suffer from restenosis. New treatments or devices such as stents help reduce restenosis in angioplasty. However, stenting itself can be complicated by restenosis, particularly in smaller vessels.

        Given the increasing prevalence of cardiovascular disease, current treatment gaps, and the fact that therapies of cardiovascular diseases are the single largest source of sales revenues in the pharmaceutical industry, we believe that our existing program provides us with a significant foundation for future growth. We are focusing our efforts in this area on a combination of internal research opportunities from our robust knowledge base and pipeline, and external licensing and acquisition opportunities, with the ultimate vision of becoming a major contributor to advances in the quality of care in this area.

        In addition to those research, development and commercialization activities assumed as part of the COR acquisition, in the field of cardiovascular diseases, we are engaged in the identification and validation of new drug targets. We are conducting this activity in collaboration with Eli Lilly in connection with congestive heart failure and primarily with Bayer in connection with other cardiovascular diseases.

Oncology

        Cancer is the second leading cause of death in the U.S. despite initiatives directed towards prevention and screening for early detection. With advances in treatment of cardiovascular disease and a population that continues to age, cancer may eventually overtake heart disease as the leading cause of death in the U.S. During 2002, it is estimated that over 1.2 million Americans will be diagnosed with cancer and over half a million will die from it.

        Although impressive developments in the knowledge of underlying cell chemistry and the physiological construction of cancer have been made in the last 20 years, the complexity of this group of diseases has made cancer difficult to treat. Current treatments, including radiation, chemotherapy, and surgery, are limited in their ability to work consistently against cancers and often cause damage to healthy cells or cause life altering side effects of their own. Over the next decade, we expect that these traditional therapies will become displaced by new treatments that work on a molecular level, where individual cancer cells can be identified and then treated by combinations of drugs specifically designed for those tumors.

        We focus our research and development efforts on agents that have the potential to extend survival, improve the quality of life and be less toxic than currently available treatments. Through our genomics platform and understanding of tumor biology, we hope to discover and develop novel therapies that impact critical pathways involved in the origination, proliferation and survival of cancer cells.

        The classes of drugs with the greatest long-term potential are those targeting signal transduction and apoptosis. Our oncology programs are primarily concentrated on the treatment of both solid tumors and hematological tumors including: pancreatic cancer, colorectal cancer, lung cancer, prostrate cancer, breast cancer, ovarian cancer, multiple myeloma, chronic lymphocytic leukemia and acute myelogenous leukemia.

        We have entered into two strategic alliances for target and drug discovery in cancer:

        Lilly.    We have an alliance with Eli Lilly and Company focused on finding small-molecule drug targets in select areas of cancer, including prostate cancer and mechanisms of drug resistance. We received four milestone payments from Lilly during 2000 under this alliance for the delivery of three cancer drug candidate genes and the acceptance of one validated target for cancer drugs. This alliance was extended for one year past its initial term and will conclude in March 2002.

        Bayer.    Our multi-disease alliance with Bayer AG includes discovery of small-molecule drug targets for areas of cancer that fall outside of our Lilly collaboration.

Inflammatory Diseases

        Our inflammatory disease program covers a broad range of markets. Asthma and chronic obstructive pulmonary disease (COPD) are high-prevalence diseases, treated largely by primary care physicians and pulmonologists. The prevalence of these diseases in the U.S. is approximately 20 million and 23 million, respectively. Rheumatoid arthritis (RA), multiple sclerosis (MS), and inflammatory bowel disease (IBD) are primarily specialist markets, with low growth rates but high unmet needs. In the U.S., approximately 2.3 million people suffer from RA, 400,000 people suffer from MS and 700,000 people suffer from IBD. Through better scientific characterization of inflammatory disease processes, new therapies are beginning to shift the method of disease treatment away from the treatment of disease symptoms and towards disease course modification with the hope for disease control in select patients. Common inflammatory pathways across these diseases also present opportunities for exploitation of individual targets in multiple indications.

        Asthma and COPD require large promotional investments in a primary care sales force with substantial direct-to-consumer advertising. The specialty markets of RA, MS, and IBD require a more concentrated promotional effort. In June 2000, we entered into a broad agreement in the field of inflammation with Aventis Pharmaceuticals, Inc. that includes joint development and commercialization of drugs for the treatment of specified inflammatory diseases. Our agreement with Aventis covers a substantial portion of our research and development program in inflammation and provides us with potential access to Aventis' large promotional infrastructure.

Metabolic Diseases

        Our metabolic disease focus area includes both obesity and type 2 diabetes. Obesity represents our largest market opportunity in the metabolic disease area. There are approximately 116 million obese or overweight individuals in the U.S., which represents more than half of the U.S. adult population. This incidence is greater than all individuals living in the U.S. with any type of cardiovascular disease (approximately 61 million) and all U.S. individuals with high cholesterol (approximately 100 million).

        In addition, the prevalence of obesity in the U.S. population is growing at 3% per year. Between 1991 and 2001, obesity prevalence has increased by 61%. Between 1980 and 1999, the percentage of overweight adults rose from 33% to 35% of the population. During that period, the percentage of obese adults nearly doubled, rising from 15% to 27% of the population.

        Type 2 diabetes represents a moderate market opportunity that is closely associated with obesity. Between 80% and 90% of type 2 diabetic patients in the U.S. are obese. According to the Journal of the American Medical Association, "body mass index is one of the strongest predictors of diabetes... for every 1-kg increase in measured weight, the risk of diabetes increase by 4.5% in a national sample of adults."

        Both obesity and type 2 diabetes are multi-factorial diseases with complex genetic and environmental components. Our discovery efforts in these areas focus on multiple drug targets in a variety of biochemical pathways. We are applying our knowledge to build an understanding of inter-individual variation in these pathways that will allow us to target each of our products to the patient population that will derive the most benefit from it, thereby enhancing efficacy and patient compliance with therapeutic regimens.

        In March 2001, we entered into a broad alliance with Abbott Laboratories that includes joint development and commercialization of drugs for the treatment and management of obesity and type 2 diabetes. Both companies are contributing their research pipelines in these disease areas to the collaboration, which included 47 projects during 2001. In the fourth quarter of 2001, the collaboration delivered MLN4760, its first ever genomically derived product, to the clinic.

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

        Our business is built around three principal areas of focus:

        Therapeutics.    We have four disease areas of major emphasis: cardiovascular, oncology, inflammatory and metabolic. We also have significant programs in infectious diseases and diseases of the central nervous system. We seek to discover disease-related genes, produce validated drug targets and drug leads, and develop and commercialize new, proprietary drugs to treat major human illnesses. We direct these efforts at both small-molecule drugs, which are typically formulated into pills for oral consumption, as well as monoclonal antibodies and proteins, which are typically only available in injectable form.

        Predictive Medicine.    We seek to develop products and services that will provide clinicians and pharmaceutical researchers with information that will enable them to make better informed decisions about drug treatment and other aspects of patient management. Our core areas of focus include Diagnomics™ products and pharmacogenomics. A Diagnomics™ product is a gene-based diagnostic test to determine the patient's risk for developing specific diseases. Once a predisposed individual is identified, that individual can make more informed decisions in selecting the most appropriate surveillance measures and therapeutic course of action. We expect that the use of Diagnomics™ products will allow healthcare resources to be focused on individuals who are at the greatest risk and therefore help to reduce waste in the healthcare system. Pharmacogenomics is the identification of genes, or their activity, associated with responsiveness to particular drugs. We believe that predictive medicine products and services will enable physicians to customize medical treatment by providing them with the ability to identify the genetic basis for a patient's disease and select the most appropriate drugs and treatment regimen for the particular patient. Knowing how a patient will likely respond to particular drugs may decrease the occurrence of adverse side effects from medications while improving their effectiveness, possibly leading to better outcomes and lower overall healthcare costs. We believe Diagnomics™ products and pharmacogenomics are of interest to third-party payors who seek to lower costs and improve the effectiveness of medical care.

        Technology.    We use many technologies in each step of the therapeutic and diagnostic product discovery and development processes. We seek the most advanced methods available to integrate into our technology platform, whether developed internally or licensed from third parties, in order to increase the efficiency and productivity of these processes. We believe that our platform will enable us to accelerate the:

  •
  identification of commercially important genes;

  •
  clarification of the function of these genes;

  •
  validation of targets for product development;

  •
  identification and development of drug and diagnostic candidates for clinical development; and

  •
  introduction of novel personalized medicines to the market.

        The key initiatives that we are pursuing to implement our strategy are:

        Expand downstream pipeline and other skills through acquisitions.    We continually consider joint development, merger and other acquisition opportunities that may provide us with access to products currently on the market or which are in later stages of commercial development or may bring us scientific or other skills that enhance our existing capabilities. We believe that integrating these acquired capabilities with our other resources will facilitate bringing our internally developed products to market quickly and efficiently. Examples of these initiatives by us include:

  •
  COR.  Through our merger with COR in February 2002, we added approximately 300 new employees including an experienced sales force, a facility in South San Francisco, California, the INTEGRILIN® (eptifibatide) Injection product and substantial research capabilities in the areas of cardiovascular disease and oncology.

  •
  LeukoSite, Inc.  Through our merger with LeukoSite in December 1999, we obtained six drug candidates in clinical development and more than 12 preclinical development programs. This merger enabled us to augment our capabilities in the areas of immunology, preclinical and clinical development and regulatory affairs.

  •
  Cambridge Discovery Chemistry Ltd.  Our acquisition of Cambridge Discovery Chemistry Ltd. in July 2000 added approximately 85 expert chemists, many with significant pharmaceutical chemistry experience, to our drug discovery team, substantially increasing our capabilities in medicinal and computational chemistry.

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

Our Products

INTEGRILIN® (eptifibatide) Injection

Commercial Market

        In May 1998, the FDA approved INTEGRILIN® for sale in the U.S.

        In February, 1999 the Committee for Proprietary Medicinal Products (CPMP) of the European Agency for the Evaluation of Medicinal Products (EMEA) gave the European Commission their recommendation to approve the marketing of INTEGRILIN® in all 15 member states of the European Union: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. Shortly thereafter, the following countries also approved the marketing of INTEGRILIN®: Argentina, Australia, Brazil, Canada, Chile, Columbia, Egypt, Hong Kong, Hungary, India, Israel, Japan, Malaysia, Mexico, Poland, Singapore, South Africa, Switzerland and Thailand.

        Marketing of INTEGRILIN® in the U.S. by COR and Schering started in June 1998. Marketing of INTEGRILIN® outside of the U.S. by Schering started in approximately June 1999.

        INTEGRILIN® is a small synthetic peptide that blocks the platelet receptor GP IIb-IIIa to inhibit platelet aggregation. By blocking GP IIb-IIIa, INTEGRILIN® helps prevent thrombus formations from fully blocking coronary arteries, a situation that can lead to heart attack or death in patients with acute coronary syndromes or patients undergoing angioplasty procedures. Importantly, the effects of INTEGRILIN® are specific to platelets, thereby avoiding interference with other normal cardiovascular processes. Additionally, the effects of INTEGRILIN® can be reversed once therapy with INTEGRILIN® is discontinued. Well over one million people in the United States annually are candidates for INTEGRILIN® therapy.

        INTEGRILIN® has the broadest range of indications among GP IIb-IIIa inhibitors approved for marketing in the United States. INTEGRILIN® can be administered at the time of diagnosis in the emergency department to patients with acute coronary syndromes regardless of whether they are medically managed or ultimately undergo coronary angioplasty procedures on INTEGRILIN® therapy. INTEGRILIN® can be administered to patients with acute coronary syndromes prior to (but not during) coronary artery bypass grafting surgery. INTEGRILIN® can also be administered at the time of coronary angioplasty to patients who undergo elective, emergency or urgent angioplasty procedures.

        Our marketing strategy aims for INTEGRILIN® to be used in patients undergoing coronary angioplasty procedures and also to encourage the early use of INTEGRILIN® in patients presenting with acute coronary syndromes. We believe that INTEGRILIN® sales will continue to increase if early usage becomes more common and if the number of hospitals using INTEGRILIN® increases.

        In collaboration with Schering and Genentech, our cardiovascular sales forces educate the U.S. medical community about GP IIb-IIIa inhibitor therapy and market the use of INTEGRILIN® in such therapy. We jointly market INTEGRILIN® to clinical cardiologists, interventional cardiologists and emergency medicine physicians. We also focus on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom might affect purchasing decisions.

        A competing product, ReoPro® (abciximab), is used primarily in the catheterization laboratory setting in patients undergoing coronary angioplasty procedures. Another competing product, Aggrastat® (tirofiban), is used primarily for treating acute coronary syndromes.

The ESPRIT Trial and Continued Development of INTEGRILIN® (eptifibatide) Injection

        Subsequent to obtaining marketing approval for INTEGRILIN®, we have continued with a program of clinical trials of this product in collaboration with Schering directed at broadening the approved indications.

        The ESPRIT (Enhanced Suppression of Platelet Receptor GP IIb-IIIa using INTEGRILIN® Therapy) study was the first clinical trial designed to assess the efficacy and safety of INTEGRILIN® as GP IIb-IIIa inhibitor therapy in patients undergoing non-urgent angioplasty procedures with the wide variety of intracoronary stents currently used in clinical practice. On February 4, 2000, the ESPRIT Study was stopped after an interim analysis of 1,758 patients revealed a highly statistically significant reduction in the incidence of death or heart attack at 48 hours with INTEGRILIN as compared to placebo. The ESPRIT study demonstrated a statistically significant reduction in death, heart attack, need for emergency repeat PCI (percutaneous coronary intervention), or need for bail-out therapy in the case of visible thrombosis at both 48 hours and 30 days. The primary results of this study were published in December 2000 in The Lancet.

        In January 2002, the Journal of the American Medical Association reported the one-year follow-up results from ESPRIT which showed that the combined incidence of death or heart attack was significantly reduced from 12.4% with placebo to 8.0% with INTEGRILIN® (P=0.0010). A consistency of benefit was reported regardless of patient age, weight, sex, clinical condition or presence or absence of diabetes. Follow-up vital status information was available for 98.1% of all patients at 12 months. 30 day results showing that the incidence of death, myocardial infarction or need for urgent target vessel revascularization was reduced from 10.5% with placebo to 6.8% with INTEGRILIN® were incorporated into the U.S. Prescribing Information for INTEGRILIN® in June 2001. Other relevant Prescribing Information changes made at that time reflected the findings from the ESPRIT study, including the ESPRIT dosing regimen, specific reference within the product's indications for use in patients undergoing intracoronary stenting, revised heparin recommendations, and updating to the safety sections.

        We continue to develop INTEGRILIN® for additional indications in collaboration with Schering. In addition to supporting a number of investigator-initiated studies in a variety of clinical settings, we have been conducting and are continuing to conduct research to evaluate use of INTEGRILIN® for ST-segment elevation myocardial infarction in the following studies:

  •
  a completed Phase II clinical study of INTEGRILIN® in combination with reduced-dose TNKase™ (tenecteplase), a fibrinolytic developed by Genentech, Inc., in patients with ST-segment elevation myocardial infarction;

  •
  a completed Phase II study of INTEGRILIN® in combination with half-dose Activase® (alteplase), a fibrinolytic also developed by Genentech; and

  •
  a Phase III ADVANCE MI study of patients presenting with ST-segment elevation myocardial infarction for whom immediate angioplasty is pending and is scheduled to compare the impact of INTEGRILIN® alone versus INTEGRILIN® plus reduced dose TNKase™ in ischemic outcomes.

Collaboration Agreement with Schering

        In April 1995, we entered into a collaboration agreement with Schering to jointly develop and commercialize INTEGRILIN® on a worldwide basis. Under this agreement, decisions regarding the ongoing development and marketing of INTEGRILIN® are generally subject to the oversight of a joint steering committee with equal membership from Schering and ourselves, although certain development decisions are allocated specifically to us. In those markets where Schering has exclusive marketing rights, Schering has decision-making authority with respect to marketing issues.

        We and Schering co-promote INTEGRILIN® (eptifibatide) Injection in the United States and share any profits or losses. Schering is responsible for the sale of the final product to wholesalers. In the U.S., the exact profit-sharing ratio between the companies depends on the amount of promotional effort in the U.S. contributed by each company. Since the launch of INTEGRILIN® in June 1998, promotional efforts have been shared equally between ourselves and Schering.

        INTEGRILIN® has received regulatory approval for various cardiovascular conditions in the European Union and a number of other countries. We have granted Schering an exclusive license to market INTEGRILIN® outside the United States, and Schering pays us royalties based on sales of INTEGRILIN® outside the United States. We have the right, in the future, to co-promote INTEGRILIN® in Europe and Canada with Schering and share any profits or losses. Schering participates in and shares the costs of continuing development of INTEGRILIN®. Under the terms of the agreement, both Schering and we have certain rights to terminate for breach.

        This agreement continues, unless earlier terminated, for so long as the parties are in material compliance with their obligations and either party is engaged in the manufacture or sale of INTEGRILIN® products, and further extends on a country by country basis until the later of fifteen (15) years from first commercial sale of an INTEGRILIN® product in such country, or until expiration of the last to expire patent covering the manufacture, use or sale of such product.

CAMPATH®

        The CAMPATH® (alemtuzumab) humanized monoclonal antibody is used for the treatment of patients with chronic lymphocytic leukemia, which is the most prevalent form of adult leukemia. CAMPATH® was developed by Millennium & ILEX Partners, L.P., our former joint venture with ILEX Products, Inc., a subsidiary of ILEX Oncology, Inc. During the second and third quarters of 2001, CAMPATH® was cleared for marketing and commercially launched in both the U.S and Europe as a treatment for patients with refractory B-cell chronic lymphocytic leukemia (B-CLL). On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P., which owns the CAMPATH® product. In exchange for our equity interest in Millennium & ILEX Partners, ILEX paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional $120 million over the next three years if sales of CAMPATH® in the U.S. meet specified sales thresholds. In addition, we will be entitled to additional payments from ILEX based on U.S. sales of CAMPATH® after 2004.

        ILEX has a worldwide, other than the Far East, distribution agreement with Schering AG and its affiliate, Berlex Laboratories. CAMPATH® has received an orphan drug designation from the FDA, which may entitle ILEX to a seven-year marketing exclusivity period in the United States.

Our Pipeline

        In addition to our ongoing clinical trials of INTEGRILIN® (eptifibatide) Injection, we have ten drug candidates in clinical development. The following chart identifies each of these drug candidates, and the applicable disease indication, our partner or collaborator for the clinical program and the current phase of the program.

Product Description	Disease Indication	Partner/Collaborator	Current Trial Status
MLN341 is a small-molecule proteasome inhibitor.	Hematological Malignancies Single agent and combination studies:	None
	Myeloma	None	Phase II and III
	Chronic Lymphocytic Leukemia	None	Phase II
	Other hematological malignancies	None	Phase I and II
Solid Tumors
	Single agent and combination studies:	None	Phase I and II
	Pancreatic, prostate, colorectal, lung, breast, and other solid tumors	None

MLN591 is a de-immunized radio-labeled murine monoclonal antibody (J591) that specifically recognizes the protein PSMA (prostate specific membrane antigen).	Prostate cancer	BZL	Phase I/Phase II

MLN576 is a small molecule with DNA binding activity.	Solid and hematological tumors	Xenova	Phase I

CAMPATH® is a humanized monoclonal antibody directed against CD 52.	Chronic Lymphocytic Leukemia	ILEX Oncology, Inc.	Phase IV
	Hematological malignancies, Stem cell/mini transplant, Multiple sclerosis, Organ transplant	ILEX Oncology, Inc	Phase I and Phase II

MLN02 is a humanized monoclonal antibody directed against the a4b7 receptor.	Crohn's disease	Genentech	Phase II
	Ulcerative colitis	Genentech	Phase I and Phase II

MLN977 is a small-molecule designed to selectively inhibit the production of leukotrienes.	Asthma	Marketing agreement with Taisho Pharmaceutical Company, Ltd. in Asia and Europe	Phase II

MLN519 is a small-molecule proteasome inhibitor.	Stroke	None	Phase I

MLN01 is a humanized monoclonal antibody directed against CD18.	Renal transplant, stroke (restenosis planned)	XOMA (for restenosis)	Phase I (restenosis planned)

MLN4760 is a novel small molecule.	Obesity	Abbott	Phase I

MLN518 is a small molecule that selectively inhibits F1t-3.	Acute Myeloid Leukemia	None	Phase 1

INTEGRILIN® (eptifibatide) Injection is a small molecule IIb/IIIa inhibitor.	Coronary artery bypass graft	Schering	Phase II (Pending)

	STE Myocardial infarction with percutaneous coronary intervention	Schering	Phase III

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

The Discovery Process

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

Our Discovery Technology

        Our comprehensive and industrialized technology platform is based on multiple, parallel approaches to high-throughput product discovery and development which are integrated through the latest advances in enabling technologies and informatics. The enabling technologies include robotics, fluidics, miniaturization and analytical instrumentation.

        The following chart illustrates how we apply various processes of our technology platform to the principal steps in the discovery and development of drugs from gene identification to patient management.

  •
  Human, mouse and microbial genetics involve the identification of genes associated with diseases or with the ability of microbes to survive.

  •
  High-throughput sequencing enables the rapid determination of DNA sequence information from large numbers of genes.

  •
  Expression cloning means the isolation and identification of genes according to the biological properties of the proteins they encode.

  •
  Transcriptional profiling is the rapid identification of genes whose activity in the body changes under disease conditions.

  •
  Molecular pathology is the localization of genes and gene products in the tissues where they are expressed.

  •
  Functional genomics are the assignment of biochemical functions and disease roles to gene products and the selection of the relatively small number of gene products that will be appropriate targets for therapeutic intervention.

  •
  Proteomics constitutes the identification of proteins, or changes to proteins, associated with particular diseases.

  •
  Computational biology is the rapid analysis of the DNA sequences of genes to identify those which encode potential targets for drugs.

  •
  Bench biology, using cellular and animal models, is utilized for the experimental confirmation of hypotheses that particular genes or proteins could be good targets for drugs.

  •
  Pathway profiling identifies multiple genes that may be involved in the initiation, progression or maintenance of a disease.

  •
  Pharmacogenomics constitutes the identification of genes, or their activity, associated with responsiveness to particular drugs.

  •
  Chemistry is utilized for the identification and optimization of small-molecule compounds active against particular drug targets.

  •
  Structural biology is used to determine the three dimensional structure of targets and anti-targets to facilitate drug selection.

  •
  Computational chemistry is employed to enable the modeling and analysis of chemical structures and their interactions with drug targets.

  •
  Knowledge management and informatics are software tools that enable collection, storage, analysis and synthesis of biological, chemical and clinical information.

  •
  Imaging is broadly used to assess in vivo disease progression and efficacy of therapeutic products.

  •
  Predictive pharmacology enables the prediction of likely behaviors of drug candidates when they are administered to humans.

  •
  Clinical simulation is used to optimize the design of clinical trials.

  •
  Clinical research is conducted to assess the safety and efficacy of drugs in humans.

  •
  Regulatory affairs is the process of gaining necessary approvals from the appropriate governmental agencies that regulate the testing and marketing of drugs.

Our Alliance Program

        Our disease-focused alliance agreements and our target-specific and product-specific alliance agreements generally provide for the funding by a collaborator of some portion of a research program to be conducted by us in conjunction with the collaborator, and the grant of license rights by us to a collaborator to develop and commercialize specified products and services resulting from discoveries made in the research program. In many cases, we have retained development and commercialization rights for ourselves to certain therapeutic and diagnostic applications of discoveries made in the research program. In some cases, if specified research, product development or regulatory milestones are achieved, our collaborators are obligated to make milestones payments to us. In addition, our alliance agreements generally entitle us to royalties or a share of profits on product sales, which are payable for the life of the applicable patents or a specified period of time. The agreements governing these alliances are subject to various contingencies, including in some cases, early termination rights. We have generally agreed with our collaborators that, for a specified period of time while the alliance is in place, we will not conduct research, independently or with third parties, in the fields covered by the alliance agreement.

        Our technology transfer alliance agreements generally provide for the non-exclusive grant of license rights by us to a collaborator to use our technology platform for biotechnology research and development. Typically, our collaborators are obligated to make periodic payments to us and/or to pay us royalties on products they develop using our technology platform.

        Our ability to obtain ongoing funding for our sponsored research and technology transfer programs and certain milestone payments under these programs, if any, depends on these alliances continuing for their full term and on our ability to achieve specified research objectives.

        Since inception, substantially all of our revenues have been derived from our strategic alliances. For the twelve-month period ended December 31, 2001, revenues from our strategic alliance with Bayer AG accounted for approximately 39% of our total revenues, revenues from our strategic alliance with Monsanto accounted for approximately 18% of our total revenues, and revenues from our strategic alliance with Aventis accounted for approximately 16% of our total revenues.

Our Major Discovery Alliances

        Our discovery alliances with major pharmaceutical and biotechnology companies focus on performing drug discovery research funded by our collaborators. The following is a summary of our principal disease-focused alliances:

  •
  Bayer.  We formed the Bayer alliance in September 1998. This alliance is for a five-year term and covers several disease areas, including cardiovascular disease, cancer, pain, blood diseases and viral infections. In September of 2001, we expanded this alliance to include the identification of important new drug targets relevant to thrombosis and urology. Under this alliance, we are eligible to receive up to $465 million from Bayer over the five-year term of the alliance. Bayer has already made a $96.6 million equity investment in us and paid substantial research and development funding to us. By the end of 2001, we had delivered to Bayer more than 180 disease-relevant qualified drug targets for assay configuration, of which 43 qualified drug targets had moved into high-throughput screening or lead identification. By the end of 2001, six projects had entered lead optimization with structurally attractive compounds, including four projects that have shown disease efficacy in animals. In January 2001, one of these projects moved forward to clinical development, and Bayer and we announced our discovery of the first genome-derived small-molecule drug candidate to emerge from our joint research alliance.

  •
  Aventis.  We formed the Aventis alliance in June 2000. This alliance is for a five-year term and is primarily for collaborative research and development in the area of inflammation. In North America, we have agreed to share the responsibility for and cost of developing, manufacturing and marketing products arising from the alliance. Outside of North America, Aventis is responsible for and will bear the cost of developing, manufacturing and marketing products arising from the alliance, and has a royalty obligation to us. Our arrangement with Aventis also includes an equity investment by Aventis, under which we have received $250 million, and a technology transfer agreement, under which we are eligible to receive up to $200 million, which is described below. We have already received a portion of this funding under the technology agreement. In July 2001, we and Aventis expanded the joint development pipeline to include an aggregate of eleven additional discovery projects that were previously pursued outside the joint collaboration by us or Aventis. These new assets included chemokine receptors, kinases and integrins, which are important druggable target classes in inflammatory disease research. As a result of this expansion, the alliance now has approximately 50 jointly funded discovery projects.

  •
  Abbott.  We formed the Abbott alliance in March 2001. This alliance is for a five-year term, and is primarily for collaborative research and development in the area of metabolic diseases. We and Abbott have agreed to share equally the cost of developing, manufacturing and marketing products on a worldwide basis. Our arrangement with Abbott also includes an equity investment by Abbott in us, under which we have received $107.2 million and are eligible to receive up to an additional $142.8 million, to be paid in five remaining equal quarterly installments, and a technology exchange and development agreement.

Our Technology Alliances

        We have entered into a number of alliances based on the transfer of our technology platform. The following is a summary of our principal technology transfer alliances:

  •
  Monsanto.  We formed a five-year alliance with Monsanto in October 1997. In connection with this collaboration, Monsanto established a wholly-owned subsidiary, Cereon Genomics, based in Cambridge, Massachusetts. We have granted Cereon and Monsanto an exclusive royalty-bearing worldwide license to use our genomics technologies in the fields of plant agriculture and aspects of dairy agriculture. We also granted a non-exclusive worldwide license to Monsanto to apply our genomics technologies outside of these fields. Under this collaboration, we are eligible to receive up to $218 million. We have already received a substantial portion of this funding.

  •
  Aventis.  We formed a five-year alliance with Aventis in June 2000. This alliance includes a broad non-exclusive technology transfer arrangement under which we are transferring key elements of our technology platform to Aventis to enhance Aventis' current capabilities. This alliance also includes a technology development component under which we are working collaboratively with Aventis to develop further enhancements to our technology platform. Of the total $450 million we are eligible to receive under the overall research and development and technology transfer alliances with Aventis, up to $200 million in funding relates to the technology transfer arrangement. We have already received a portion of this funding.

Predictive Medicine

        An important strategic focus for us is the application of our technology platform to develop products and services that will provide clinicians and pharmaceutical researchers with information that enables them to make better informed decisions about drug treatment and other aspects of patient management. We are conducting this work through our MPMx™ division.

        MPMx™ is focusing its efforts on diagnostics and pharmacogenomic services and expects to expand into the provision of information services related to patient management.

Diagnomics™ Products

        Many current diagnostic tests are directed towards the symptoms, rather than the causes, of the diseases that they are used to diagnose or monitor. As a result, these tests generally provide information only about a patient's current condition. In contrast, we are developing gene-based diagnostic tests, which we call Diagnomics™ tests, to assess the underlying causes of diseases and evaluate a patient's risk for developing specific diseases. We believe that Diagnomics™ products and services will provide information with inherent prognostic, therapeutic and economic implications, facilitating a shift in medical care towards planned and cost-effective treatment of the underlying causes of disease.

        We are engaged in two strategic collaborations as part of our Diagnomics™ program.

        Becton Dickinson.    In February 1999, we entered into a strategic alliance with Becton Dickinson focused primarily on Diagnomics™ products for specified cancers. Under this agreement, we are undertaking research to identify and deliver clinically validated diagnostic markers to Becton Dickinson for skin, cervical, breast, ovarian, uterine and prostate cancers. A diagnostic marker is a molecule or substance whose presence or concentration can be measured in a biological sample taken from a patient, providing useful information about the patient's status or future prospects with respect to a particular disease or diseases. For example, under license from us, Becton Dickinson developed the Melastatin® product, a clinical marker to diagnose melanoma. In July 2001, Becton Dickinson sublicensed certain of its rights to TriPath Imaging, Inc. and its wholly-owned subsidiary, TriPath Oncology, Inc.

        In June 2000, we entered into a licensing agreement with Becton Dickinson in the area of colon cancer diagnostics. Under this agreement, Becton Dickinson paid us a licensing fee in exchange for research and development rights to select diagnostic markers and related intellectual property that we develop in this disease area. We have also granted Becton Dickinson an option to obtain a royalty-bearing, worldwide license from us to commercialize diagnostic markers arising out of this program.

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

Research and Development

        Company-sponsored research and development expenses totaled $99.7 million in 2001, $77.0 million in 2000 and $19.3 million in 1999. Our strategic collaborator-sponsored research and development expenditures totaled $300.9 million in 2001, $191.7 million in 2000 and $140.6 million in 1999. In calculating strategic-collaborator sponsored research and development expenditures, we have included expenditures in programs for which we receive current funding as well as programs for which we may receive future compensation as milestone payments, royalties or otherwise even though we provide the current funding. Our research and development expenditures in 2001 increased significantly over 2000 as we added personnel and expanded research and development activities to accommodate existing and added strategic alliances and development efforts, and as a result of the addition, through our acquisition of LeukoSite in December 1999, of several preclinical product candidates and product candidates in clinical trials.

Patents and Proprietary Rights; Licenses

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

        We own three issued U.S. patents and several pending U.S. and foreign patent applications related to the Melastatin® product. We are an exclusive licensee under two issued U.S. patents and pending U.S. and foreign patent applications related to MLN01. The MLN01 license extends through the expiration of the licensed patents in 2016. We also own pending U.S. and foreign patent applications related to MLN02. We also own issued U.S. patents, granted foreign patents and pending U.S. and foreign applications related to MLN341 and INTEGRILIN® (eptifibatide) Injection. We also are the exclusive licensee of an issued U.S. patent and pending U.S. and foreign applications and we own an issued U.S. patent and pending U.S. and foreign applications related to MLN519. The MLN519 license extends through the expiration of the licensed patents in 2015. The issued patents relating to MLN341 expire in 2014 and the patents that cover INTEGRILIN® expire in 2014 and 2015. We are also the exclusive licensee of U.S. patents and pending U.S. and foreign patent applications relating to MLN591. The issued U.S. patents that cover MLN591 expire in 2017. The MLN591 license extends through the expiration of the issued patents and any patents that may result from such applications. One or more patents relating to MLN591 may be subject to a U.S. interference proceeding by NW Biotherapeutics.

        We have pending patent applications related to MLN4760, none of which has yet resulted in issued patents. We are an exclusive licensee under pending patent applications relating to MLN576, none of which has yet resulted in issued patents. The MLN576 license extends through the expiration of any licensed patents that may result from such applications. We are an exclusive licensee under issued patents and pending applications relating to MLN518. The issued patents relating to MLN518 expire in 2018. The MLN518 license extends through the expiration of any licensed patents that may result from such applications.

        We have entered into several license agreements under which we have acquired certain rights to use proprietary technologies and compounds. In the event our in-licensed rights were terminated or modified, our ability to manufacture and sell products using the covered technologies would be materially adversely affected.

        In October 1997 a patent opposition was filed in Europe by another company against the claims of a patent originally granted to COR in Europe covering broad, generic claims for INTEGRILIN®, as well as numerous related compounds that are not part of our core technology. The opposition asserts that all claims of the patent are unpatentable. In July 2000 the Opposition Division of the European Patent Office confirmed the validity of our patent claims without requiring us to limit or otherwise amend our claims. In November 2000 the opposition filed an appeal of this decision.

        We also currently own the following trademarks and servicemarks: "Changing the Practice of Medicine"sm, Chemoprediction™, DGx™, Diagnomics™, Expression Explorer™, G2P™, "Gene to Patient"™, the Millennium "M" logo and design (registered), MBio™, Melastatin®, Millennium®, Millennium Biotherapeutics®, Millennium Informationsm, Millennium Pharmaceuticals™, Millennium Predictive Medicine™, MPMx™, Pharmacoinformatics™, Protein Explorer™, RADE®, Sequence Explorer®, "Transcending the Limits of Medicine"™ and INTEGRILIN®. CAMPATH® is a registered trademark, and MabCAMPATH is a trademark, of ILEX Pharmaceuticals, L.P.

Government Regulation

Overview of FDA Regulations

        Biological and non-biological drugs, including our products on the market and our products under development, and medical devices, are subject to extensive and rigorous regulation by the federal government, principally the FDA, and by state and local governments. Federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, reporting, labeling, distribution, promotion and marketing of pharmaceutical and diagnostic device products. If these products are marketed abroad, they also are subject to export requirements and to regulation by foreign governments. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions, such as warning letters, product recalls, product seizure, injunctions, civil penalties, disgorgement of past or future profits, criminal prosecution, suspension of production, license revocation, or FDA refusal to approve pending marketing applications.

        The applicable regulatory clearance process, which must be completed prior to the commercialization of a product, is very lengthy and expensive. FDA requirements for our products on the market and our products under development vary depending upon whether the product is a non-biological drug or biological drug. Product candidates currently in human clinical or late preclinical development (i.e., MLN01 and MLN02) are regulated by the FDA as biological drugs. INTEGRILIN® (eptifibatide) Injection is currently, and we believe that products under development in our small-molecule antagonist program will be, regulated as non-biological drugs. We are also developing diagnostic products that will be regulated as medical devices.

Regulation of Non-Biological Drugs and Biological Drugs

        Non-biological drugs and biological drugs are subject to many of the same laws and regulations, although they are approved under somewhat different regulatory frameworks. Product development and approval within either regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many non-biological drugs and biological drugs that initially appear promising ultimately do not reach the market because they are not found to be safe or effective under the standards applied by FDA, or cannot meet the FDA's other regulatory requirements for product manufacture and sale. In addition, the current regulatory framework may change or additional regulations may arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us.

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

        The entire body of preclinical development work necessary to administer investigational non-biological drugs and biological drugs to human volunteers or patients is summarized in an investigational new drug application, or IND, which must be submitted to the FDA before the drug may be shipped to investigators for use in humans. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. Once trials have commenced, investigators must promptly report all unanticipated risks and adverse events that occur in human subjects to an Institutional Review Board, or IRB, responsible for approval and ongoing review of the trial, and the drug sponsor. The sponsor must promptly report an adverse event that is unexpected, serious, and possibly drug-related to the FDA. The FDA may stop the trials by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product.

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

        Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I clinical trials consist of testing the product in a small number of patients or normal volunteers, primarily for safety, in one or more dosages, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II clinical trials, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at multiple geographically dispersed sites. A clinical plan, or "protocol," is submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time for a variety of reasons, particularly if safety concerns arise.

        During the conduct of a clinical trial, the company is required to monitor the investigators' compliance with the study protocol and other FDA requirements, including the requirements to submit reports to the sponsor, the IRB, and FDA, and to keep detailed records regarding study findings and use and disposition of the study drug. Although monitoring can help reduce the risk of inadequate compliance by study investigators, it cannot eliminate that risk entirely. Inadvertent regulatory noncompliance by the investigator, or intentional investigator misconduct, can jeopardize the usefulness of study results and, in rare circumstances, require the company to repeat a study.

        Upon completion of clinical trials, a company seeking FDA approval to market a new non-biological drug must file a new drug application, or NDA, with the FDA. To approve an NDA, the FDA must determine, based on the information submitted in the NDA, that the drug is safe and effective for its intended uses. In addition to reports of the preclinical and clinical trials conducted under the U.S. IND application, the NDA includes information pertaining to the product's safety and efficacy, preparation of the drug substance, analytical methods, drug product formulation, detail on the manufacture of finished products and proposed product packaging and labeling. In addition, the manufacturing facility must also pass an FDA current Good Manufacturing Practices (cGMP) inspection before the marketing application can be approved.

        A company seeking FDA approval to market a biological drug is required to prepare and submit additional information for inclusion in a single biologics license application, or BLA, which is similar in content to the NDA. To approve a BLA, the FDA must determine that the product is effective for its intended uses and that the manufacturing establishment and product meet applicable requirements to ensure the safety, purity, and potency of the product.

        Submission of a standard NDA or BLA does not assure FDA approval for marketing. After the application is submitted, the FDA initially determines whether all pertinent data and information have been submitted before accepting the application for filing. After the application is accepted for filing, the FDA begins its substantive review. The FDA typically will request a review of the data in the NDA or BLA and recommendation regarding approval by an advisory committee consisting of outside experts. The FDA may accept or reject the advisory committee's recommendations, or accept them with modifications. The application review process generally takes one to three years to complete, although reviews of non-biological drugs and biological drugs that meet a medical need for serious or life-threatening diseases may be accelerated or prioritized for a six month review. However, the process may take substantially longer if, among other things, the review is complex, the information in the NDA or BLA is not complete, or the FDA has questions or concerns about the safety or efficacy of a product. In some circumstances, FDA may approve an NDA even though some unanswered questions remain about the product, if the applicant agrees to conduct post-marketing studies. FDA may impose other conditions of approval as well. Expedited or accelerated approvals may require additional larger confirmatory clinical studies to be conducted following approval.

        In addition, the FDA may, in some circumstances, impose restrictions on the use of the non-biological drug or biological product that may be difficult and expensive to administer. Product approval may be withdrawn if compliance with regulatory requirements is not maintained or if post-marketing adverse events associated with the product are reported that cannot be addressed satisfactorily through changes to the products labeling or warnings to healthcare professionals. The FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved non-biological drug or biological product. The company may become aware of such information from reports of adverse events suspected to be related to the drug, voluntarily provided to the company and/or the FDA by physicians and other healthcare professionals, or from published scientific data. In some circumstances, FDA may require the company to make changes to its approved product labeling or to issue safety warnings to healthcare professionals or the public, which may have a negative impact on product sales. Manufacturing and sale may also be disrupted, or delayed, in the event of failure to comply with all required current Good Manufacturing Practices as determined by FDA investigators in periodic inspections of manufacturing facilities. In addition, changes in the product, synthesis processes, or the manufacturing facility may require the submission of a supplemental NDA or BLA.

        Upon approval, a prescription non-biological drug or biological product may only be marketed for the approved indications in the approved dosage forms and at the approved dosage. Approval may entail ongoing requirements for post-marketing studies. In addition, the nature of marketing claims that we will be permitted to make in the labeling and advertising of our products will be limited to those specified in an FDA clearance or approval. Claims exceeding those that are cleared or approved will constitute violation of the Food, Drug and Cosmetic Act.

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

        ILEX has obtained orphan product designation for CAMPATH® for the treatment of patients with chronic lymphocytic leukemia. We may seek such designation for other products as well. However, other companies may also receive orphan designation and obtain the FDA marketing approval before we obtain such approval. If another company obtains marketing approval for the same drug or biologic first and receives seven-year marketing exclusivity, we would not be permitted by the FDA to market our product in the United States for the same use during the exclusivity period. In addition, we could incur substantial costs in asserting any rights to prevent such uses we may have under the Orphan Drug Act. If we receive seven-year marketing exclusivity, FDA may rescind the period of exclusivity under certain circumstances, including our failure to assure a sufficient quantity of the drug.

        The Orphan Drug Act is subject to amendment by Congress, which has periodically considered amendments that would change the substantive provisions of the law, including the market exclusivity provisions. There can be no assurance that the market exclusivity provisions under this Act will still be the same when our product candidates are approved.

Foreign Regulations

        Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, centralized procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authorities are satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks and potential delays associated with FDA approval set forth above.

Other Regulations

        In addition to regulations enforced by the FDA, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contaminations or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could materially effect our ongoing business.

Regulation of Diagnostics

        The FDA regulates the development, manufacture, and marketing of medical devices including diagnostic products and reagents. We are engaging in research involving diagnostic testing and may develop diagnostic testing products subject to FDA regulation as medical devices. FDA classifies these products as "in vitro" diagnostics, which means that they are laboratory tests that do not involve invasive procedures. Clinical trials of such products do not require FDA approval. Such studies must, however, receive prior approval from an IRB and are subject to ongoing review by the IRB. An IRB may impose restrictions on the conduct of a study either prior to its initiation or during the conduct of the study. Such restrictions may include termination of the study.

        The FDA has regulations that set varying requirements for medical devices according to potential risk class. Class I devices represent the lowest potential risk devices and are therefore subject only to the general controls that include establishment registration, product listing, the prohibition of mislabeling or adulteration, and a requirement to comply with current federal Good Manufacturing Practices regulations. Premarket clearance is required for some Class I clinical diagnostic devices. Class II devices present greater risk than Class I devices and are subject to special controls, such as guidelines or performance standards, as well as the same general controls that are applicable to Class I devices. Most Class II devices require premarket clearance to demonstrate to the FDA the manufacturer's claims that the device is substantially equivalent to other legally marketed devices, and meets generally accepted performance criteria that may be required to demonstrate that the device is safe and effective. Class III devices present a higher level of risk and are additionally subject to rigorous demonstration of safety and effectiveness through the premarket approval process.

        For some Class I and most Class II devices, a premarket notification must be submitted to the FDA and FDA premarket clearance obtained prior to commercial distribution of the product. Usually within 90 days of the receipt of this notification, the FDA makes the determination whether the device submitted is substantially equivalent to a legally marketed predicate device. A legally marketed predicate device is one which was marketed prior to the passage of the Medical Device Amendments of

1976, or a post-1976 device that has been determined by the FDA to be substantially equivalent to the previously cleared devices. A determination of substantial equivalence requires several FDA findings: first, that the device has the same intended use as the legally marketed device; and second, either that the device has the same technological characteristics as the legally marketed predicate device, or, if it does not, that the device is as safe and effective as the legally marketed predicate device and does not present different questions about safety and effectiveness. Class III devices require extensive clinical testing to prove safety and effectiveness, and submission of the resulting data to the FDA as a premarket approval application, or PMA. The FDA ordinarily will refer a new device PMA to an advisory panel of outside experts for a recommendation on whether to approve the application or to request additional testing.

        Where a PMA is required, FDA regulations require the demonstration of safety and effectiveness, typically based upon extensive clinical trials. Fulfilling the requirements of the PMA are costly and both the preparation and review are time consuming, commonly taking from one to several years. Before granting premarket approval, the FDA must inspect and find acceptable the proposed manufacturing procedures and facilities. The FDA can also impose conditions of approval, such as requirements for postmarketing study, or restrictions on sale, distribution or use. The premarket approval regulations also require FDA approval of most changes to the product's design, materials of construction, labeling or manufacturing made after the initial approval.

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

Manufacturing Regulation

        Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's quality control and manufacturing procedures (either our own or a third-party manufacturer's) conform to Current Good Manufacturing Practices, which must be followed at all times. Diagnostic products and reagents are also subject to various postmarketing requirements, such as complaint handling and reporting of adverse events. Premarket approval products are also subject to annual reports. The FDA typically inspects manufacturing facilities every two years. In complying with Current Good Manufacturing Practices regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting and other requirements.

Clinical Laboratory Improvement Amendments of 1988

        All medical testing in the United States is regulated by the Centers for Medicare & Medical Services (CMS, formerly the Health Care Financing Administration) according to the complexity of the testing as specified under the Clinical Laboratory Improvement Amendments of 1988. CLIA regulations establish three categories of laboratory tests for which regulatory requirements become increasingly stringent as the complexity of the test rises: (1) tests that require little or no operator skill, which allows for a certificate waiver of the regulations; (2) tests of moderate complexity; and (3) high complexity tests which require significant operator skill or training. Complexity categorization of diagnostic tests has been the responsibility of the Centers for Disease Control and Prevention although that responsibility has recently been transferred to the FDA. CLIA regulatory requirements apply to facilities such as clinical laboratories, hospitals, and physician offices which perform laboratory tests. All laboratories are subject to periodic inspection. In addition, all laboratories performing tests of moderate or high complexity must register with CMS or an organization to whom CMS has delegated such authority. They also must meet requirements relating to personnel qualifications, proficiency testing, quality assurance, and quality control. We expect all genetic tests to be categorized as having moderate to high complexity. "Home brew" tests using analyte specific reagents must be conducted in a clinical laboratory meeting the requirements for high-complexity tests. In practical terms, performing a test of high complexity means that the individual supervising the test (generally, the physician, pathologist or laboratory director) must be appropriately educated and trained, and the laboratory must be certified for high complexity testing under CLIA.

State Regulation

        In addition to federal regulation, certain diagnostic tests will be subject to a variety of state laws and regulations in those states where our products may be marketed, sold or used. States also impose requirements on clinical laboratories and regulate the ordering of laboratory tests, reporting of test results and confidentiality of medical records.

Manufacturing

General

        We have limited manufacturing capabilities and produce only a few of our compounds for research and development and preclinical testing. We rely on third parties to manufacture most of our compounds for research, development, preclinical and clinical trials and commercial supply. Under most of our collaboration agreements, our collaborators have the exclusive right to manufacture products that result from their programs.

        We have established a quality assurance/control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to Current Good Manufacturing Practices, except for products and product candidates for toxicology studies and animal studies which we require to be manufactured in accordance with Current Good Laboratory Practices. Our contract manufacturing facilities must pass regular post-approval FDA inspections. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of any of our potential products. If these inspections were to fail and we were unable to obtain the necessary approvals, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary and other sanctions could be applied.

        The manufacture of our products and product candidates is based in part on technology that we believe to be proprietary to our contract manufacturers. Contract manufacturers may utilize their own technology, our technology or that of third parties. Successful technology transfer is needed to ensure success with potential secondary suppliers. Such manufacturers may not abide by the limitations or confidentiality restrictions in licenses with us. In addition, any such manufacturer may develop process technology related to the manufacture of our compounds that such supplier owns either independently or jointly with us. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured.

INTEGRILIN® (eptifibatide) Injection

        We have no manufacturing facilities for INTEGRILIN® and, accordingly, rely on third-party contract manufacturers and Schering for the clinical and commercial production of INTEGRILIN®.

        We believe our contracted supply of INTEGRILIN® is sufficient to meet current market demand although our manufacturing plans call for the addition of extra capacity for the manufacture of INTEGRILIN®. We work with our vendors on capacity forecasts to assure that there is an adequate supply of the drug, including raw materials, in the future. We have two manufacturers that produce bulk product, and two manufacturers, one of which is Schering, at its Manati facility in Puerto Rico, that perform fill/finish and packaging, of INTEGRILIN®. As of December 31, 2001, the filling and final packaging of INTEGRILIN® at the Schering Manati facility for sales in the United States is in abeyance pending resolution of issues to be addressed between Schering and ourselves related to production processes and procedures. We have additional manufacturers producing INTEGRILIN® for clinical trials.

        Our commercialization strategy for INTEGRILIN® includes establishment of multiple third-party manufacturing sources on commercially reasonable terms. See "Risks Relating to Product Manufacturing, Marketing and Sales."

Sales and Marketing

        As a result of our acquisition of COR, we currently have a highly specialized sales force geographically dispersed across the U.S. focused upon further expanding hospital use of INTEGRILIN®. It is our intent to build upon this sales and marketing infrastructure consisting of more than 100 people as we expand our commercial presence into other therapeutic disease markets.

        We have not developed specific commercialization plans for our product candidates beyond INTEGRILIN®. How we commercialize product candidates will depend in large part on their market potential and our financial resources. We may establish co-promotion, corporate partnering or other arrangements for the marketing and sale of certain products and in certain geographic markets. We may not be successful in establishing such arrangements and even if we are, these arrangements may not result in the successful marketing and sales of any of our products or product candidates.

        We and Schering co-promote INTEGRILIN® in the United States and share any profits or losses. Together with Schering and Genentech, we also co-promote INTEGRILIN®, TNKase™ (tenecteplase) and Activase® (alteplase) for various indications in hospitals across the United States. We have exclusively licensed Schering to market INTEGRILIN® outside the United States, and Schering pays us royalties based on sales of INTEGRILIN® outside the United States.

        We and Schering market INTEGRILIN® to healthcare providers and Schering sells INTEGRILIN® primarily to drug wholesalers. These wholesalers subsequently sell INTEGRILIN® to the hospitals where health care providers administer the drug to patients. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN® may result in sales of INTEGRILIN® to wholesalers that do not track directly with demand for the product at hospitals.

        Sales of INTEGRILIN®, and product candidates that may be approved in the future, will depend heavily upon the availability of reimbursement from third-party payors, such as government and private insurance plans. We meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of our product. We believe this approach may assist in obtaining reimbursement authorization for our products from these third-party payors. See "Risk Factors That May Affect Our Performance."

        Becton Dickinson is responsible for the development and commercialization of MELASTATIN® and any other diagnomic products that result from our collaboration. Becton Dickinson in turn, has contracted with TriPath for commercialization of MELASTATIN® and any other diagnomic products that result from our collaboration with Beckton Dickinson.

Competition

General

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

  •
  the quality and breadth of an organization's technology;

  •
  the skill of an organization's employees and its ability to recruit and retain skilled employees;

  •
  an organization's intellectual property estate;

  •
  the range of capabilities from target identification and validation to drug discovery and development to manufacturing and marketing; and

  •
  the availability of substantial capital resources to fund discovery, development and commercialization activities.

        We are aware of products in research or development by our competitors that address all of the diseases and disorders we are targeting. Any of these products may compete with our product candidates. In addition, competitors might succeed in developing other products or technologies that are more effective than those we are developing. These products or technologies might render our technology obsolete or noncompetitive. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

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

INTEGRILIN® (eptifibatide) Injection

        We are marketing the approved product INTEGRILIN®. Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase. Two GP IIb-IIIa inhibitors have received regulatory approval in the United States and Europe which compete with INTEGRILIN®: ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co.; and Aggrastat® (tirofiban), which is produced and sold by Merck & Co., Inc.

Employees

        As of February 28, 2002, we had approximately 1,900 full-time employees, of whom approximately 510 hold Ph.D. or M.D. degrees and approximately 510 hold other advanced degrees. Approximately 1,370 of our employees are engaged in research and development activities, approximately 420 are engaged in business development, finance, operations support and administration and approximately 110 are engaged in sales and sales support. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K, together with the accompanying letter to shareholders, contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, potential acquisitions, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions to help identify forward-looking statements.

        There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Relating to COR Acquisition

We may face challenges in integrating COR and, as a result, may not realize the expected benefits of the merger.

        We closed the acquisition of COR on February 12, 2002. Integrating the operations and personnel of COR with our other operations and personnel will be a complex process. We are uncertain that the integration will be completed rapidly or that we will achieve the anticipated benefits of the merger. The successful integration of COR will require, among other things, coordination of discovery and development efforts and integration of COR's administration and sales and marketing groups into our existing groups. The inability to successfully integrate the operations and personnel of COR or any significant delays in achieving integration could have a material adverse effect on our business.

As a result of our merger with COR, we are a substantially larger and broader organization; if our senior executive team is unable to successfully manage the combined company, our operating results will suffer.

        As a result of our acquisition of COR, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to develop appropriate systems, policies, benefits and compliance programs. In addition, COR has focused on developing products for treating and preventing cardiovascular diseases, while we have targeted oncology, inflammatory disease and metabolic disease. We will need to manage the allocation of our resources to this additional focus area, which includes the FDA approved drug INTEGRILIN® (eptifibatide) Injection. In the event we do not effectively manage the allocation of resources among our programs, sales of INTEGRILIN®, or our ability to successfully develop our other existing product candidates into revenue generating products could be materially adversely affected.

Under the terms of the indentures for COR's convertible notes, which we have assumed, we are required to offer to repurchase the notes for cash.

        We have assumed the indentures governing COR's convertible notes, including the notes registered pursuant to this prospectus, aggregating $600 million in outstanding principal amount. Under these indentures, as a result of our acquisition of COR, we are required to offer to repurchase the notes. In the event that the holders of large numbers of these notes accept the repurchase offer, the amount of our cash could be substantially diminished.

The merger could cause us to lose key COR personnel and require us to incur substantial costs to recruit replacements for lost personnel.

        As a result of our acquisition of COR, former COR employees could experience uncertainty about their future roles within our company. This uncertainty may adversely affect our ability to retain key COR management, sales, marketing and technical personnel. Any failure to retain key personnel could have a material adverse effect on our business.

Regulatory Risks

We may not be able to obtain marketing approval for products or services resulting from our development efforts or to market INTEGRILIN® (eptifibatide) Injection for additional therapeutic uses.

        All of the products that we are developing will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and expensive. In some cases, the length of time that it takes for us to achieve various regulatory approval milestones affects the payments that we are eligible to receive under our strategic alliance agreements. For example, a payment is due to us from Schering if INTEGRILIN® receives an expanded marketing authorization for the European Union.

        We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

        INTEGRILIN® has been approved for a specific set of therapeutic uses. To grow our business, we may need to obtain regulatory approval to be able to promote INTEGRILIN® for additional therapeutic uses.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market or the imposition of civil or criminal penalties.

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

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN® (eptifibatide) Injection.

        Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN®, which has been on the market in the United States since June 1998. Marketing outside the United States commenced in mid-1999. Although sales of INTEGRILIN® have increased since its launch, if sales do not continue to increase over current levels, we will not achieve our business plan and may be forced to scale back our operations and research and development programs.

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

We face substantial competition, particularly in the cardiovascular disease market, which may result in others discovering, developing or commercializing products and services before or more successfully than us.

        The fields of genomics, biotechnology and pharmaceuticals are highly competitive. Many of our competitors are substantially larger than us and have substantially greater capital resources, research and development staffs and facilities than us. Furthermore, many of our competitors are more experienced than us in drug discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. As a result, our competitors may identify genes associated with diseases or discover, develop and commercialize pharmaceutical products or services before us. In addition, our competitors may discover, develop and commercialize products or services that render non-competitive or obsolete the products or services that we or our collaborators are seeking to develop and commercialize.

        In particular due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and competition is intense and expected to increase. Our most significant competitors are major pharmaceutical companies and more established biotechnology companies. The two products that compete with INTEGRILIN® are ReoPro®, which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co., and Aggrastat®, which is produced and sold by Merck & Co., Inc. These competitors operate large, well-funded cardiovascular research and development programs and have significant expertise in manufacturing, testing, regulatory matters and marketing.

If our clinical trials are unsuccessful, or if they experience significant delays, our ability to commercialize products will be impaired.

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

        We may not complete our planned preclinical or clinical trials on schedule or at all. In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining a sufficient number of appropriate patients or clinician support to conduct our clinical trials as planned. If so, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

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

        The commercial success of any of our products and services for which it may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. Many of the products and services that we are developing are based upon new technologies or therapeutic approaches. As a result, it may be more difficult for us to achieve market acceptance of our products and services, particularly the first products and services that we introduce to the market based on new technologies and therapeutic approaches. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products and services based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

        We have incurred losses in all but two of the years since our inception. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products. We will also require substantial funds to meet our obligations to our collaborators and maximize the prospective benefits to us from our alliances, manufacture and market products and services that are approved for commercial sale, including INTEGRILIN® (eptifibatide) Injection, and meet our debt service obligations. Additional financing may not be available when we need it or may not be available on favorable terms.

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

Our indebtedness and debt service obligations may adversely affect our cash flow.

        At December 31, 2001, after giving pro forma effect to the acquisition of COR, we had approximately $683 million of outstanding debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, we will be required to make interest payments on our outstanding convertible notes totaling approximately $99 million. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail our research and development programs.

        We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit.

        Our indebtedness could have significant additional negative consequences, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  •
  placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

We have entered into an agreement to restructure our interest in CAMPATH®; as a result, we will no longer have control over the financial success of that product.

        On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P., which owns the CAMPATH® product. In exchange for our equity interest in Millennium & ILEX Partners, ILEX paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional $120 million over the next three years if sales of CAMPATH® in the U.S. meet specified sales thresholds. In addition, we will be entitled to additional payments from ILEX based on U.S. sales of CAMPATH® after 2004. There can be no assurance that we will receive any of the payments that are dependent on sales of CAMPATH®. In addition, as a result of the restructuring, we will have no ability to influence the actions of the entity that owns CAMPATH® and, therefore, will have no control over the financial success of CAMPATH®.

Risks Relating to Collaborators

We depend significantly on our collaborators to develop and commercialize products and services based on our work. Our business may suffer if any of our collaborators breaches its agreement or fails to support or terminates its alliance with us.

        We conduct most of our discovery and development activities through strategic alliances and market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with Schering. The success of our alliances depends heavily on the efforts and activities of our collaborators. Each of our collaborators has significant discretion in determining the efforts and resources that they will apply to the alliance. Our existing and any future alliances may not be scientifically or commercially successful.

        The risks that we face in connection with these alliances include:

  •
  all of our strategic alliance agreements are subject to termination under various circumstances, including, in many cases, on short notice without cause;

  •
  in our strategic alliance agreements, we generally agree not to conduct specified types of research and development in the field that is the subject of the alliance. These agreements may have the effect of limiting the areas of research and development we may pursue, either alone or in collaboration with third parties;

  •
  our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us;

  •
  our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries; and

  •
  we will rely on our collaborators to manufacture most products covered by our alliances. For example, Schering is one of the manufacturers of INTEGRILIN® and Becton Dickinson has the sole right to develop, manufacture and commercialize our Melastatin® gene detection product.

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

        Our ability to develop and commercialize products and services depends in significant part on our ability to:

  •
  obtain patents;

  •
  obtain licenses to the proprietary rights of others on commercially reasonable terms;

  •
  operate without infringing upon the proprietary rights of others;

  •
  prevent others from infringing on our proprietary rights; and

  •
  protect trade secrets.

There is significant uncertainty about the validity and permissible scope of patents in our industry, which may make it difficult for us to obtain patent protection for our discoveries.

        The validity and permissible scope of patent claims in the pharmaceutical and biotechnology fields, including the genomics field, involve important unresolved legal principles and are the subject of public policy debate in the United States and abroad. For example, there is significant uncertainty both in the United States and abroad regarding the patentability of gene sequences in the absence of functional data and the scope of patent protection available for full-length genes and partial gene sequences. Moreover, some groups have made particular gene sequences available in publicly accessible databases. These and other disclosures may adversely affect our ability to obtain patent protection for gene sequences claimed by us in patent applications that we file subsequent to such disclosures. There is also some uncertainty as to whether human clinical data will be required for issuance of patents for human therapeutics. If such data are required, our ability to obtain patent protection could be delayed or otherwise adversely affected.

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

        With respect to our product candidate MLN01, we are aware of third party patents and patent applications which relate to certain anti-CD18 antibodies and their use in various methods of treatment including methods of reperfusion therapy and methods of treating focal ischemic stroke. In addition, our MLN01 and MLN02 product candidates are humanized monoclonal antibodies. We are aware of third party patents and patent applications that relate to certain humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using humanized or modified antibodies. We are also aware of third party patents and patent applications relating to certain manufacturing processes, products thereof and materials useful in such processes. We are also aware of third party patent applications and a potentially interfering patent application relating to anti-PSMA antibodies.

        Our product candidates MLN341 and MLN519 are small molecule drug candidates. With respect to MLN341, we are aware of third party patents or patent applications that relate to either intermediates or synthetic processes used in the synthesis of this compound. Additionally, for the use of MLN341 and MLN519 in the treatment of infarctions, we are aware of the existence of a potentially interfering patent application filed by one of our former consultants. We are also aware of third party patents relating to assays relating to the NFkB pathway.

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

Risks Relating to Product Manufacturing, Marketing and Sales

Because we have limited sales, marketing and distribution experience and capabilities, we may be dependent on third parties to successfully perform these functions on our behalf or may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

        We have limited sales, marketing and distribution experience and capabilities, primarily the specialty sales force that we acquired in the COR merger that markets INTEGRILIN® (eptifibatide) Injection. Depending on the nature of the products and services for which we obtain market approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products require a large sales force and extensive marketing capabilities for effective commercialization. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

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

        There are a limited number of manufacturers that operate under the FDA's good manufacturing practices regulations capable of manufacturing our products. As a result, we have experienced some difficulty finding manufacturers for our products with adequate capacity for our anticipated future needs. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

        We may in the future elect to manufacture certain of our products in our own manufacturing facilities. We need to invest substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

We face particular challenges in connection with the manufacture of INTEGRILIN® (eptifibatide) Injection; if we do not meet these challenges our revenues and income will be adversely affected.

        With respect to INTEGRILIN®, we have two manufacturers that produce bulk product and two manufacturers, one of which is Schering at its Manati facility in Puerto Rico, that perform fill/finish and packaging. If we do not have adequate supplies of INTEGRILIN® to meet market demand, we may lose potential revenues, and the healthcare community may turn to competing products. Fill/finish and packaging of INTEGRILIN® at the Schering Manati facility for sale in the United States is in abeyance pending resolution of issues to be addressed by us and Schering relating to production processes and procedures.

        Our manufacturing plans call for the addition of extra capacity for the manufacture of INTEGRILIN®. If we are not able to secure additional manufacturing capacity on favorable terms, we may not be able to expand capacity sufficiently to meet future market demand.

        We expect to improve or modify our existing process technologies and manufacturing capabilities for INTEGRILIN®. We cannot quantify the time or expense that may ultimately be required to improve or modify our existing process technologies, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any of these improvements or modifications successfully.

        Our commercialization strategy for INTEGRILIN® (eptifibatide) Injection includes establishment of multiple third-party manufacturing sources on commercially reasonable terms. We may not be able to do so, and, even if such sources are established, they may not continue to be available to us on commercially reasonable terms. In the event that we are unable to obtain contract manufacturing on commercially acceptable terms, our ability to produce INTEGRILIN® and to conduct preclinical testing and clinical trials of product candidates would be impaired.

If we fail to obtain an adequate level of reimbursement for our products or services by third party payors, there may be no commercially viable markets for our products or services.

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

        In particular, third party payors could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved INTEGRILIN®. If they do, pricing levels or sales volumes of INTEGRILIN® may decrease. In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN® to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN® at a profit in these markets.

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products.

        We expect to experience pricing pressures in connection with the sale of our future products and services due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

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

        Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. In particular, INTEGRILIN® is administered to patients with serious cardiovascular disease who have a high incidence of mortality. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

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

Risks Relating to an Investment in Our Common Stock

Certain provisions of our charter documents, our rights agreement and Delaware law could delay or prevent the sale of our company.

        Provisions of our charter documents, our rights agreement and Delaware law may make it more difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control would result in the purchase of shares of our common stock at a premium to the market price. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest.

Our stock price is volatile, which could cause you to lose part or all of your investment.

        The market price of our common stock, like that of the shares of many other biotechnology companies, has been and may continue to be volatile. For example, from January 1, 2001 to December 31, 2001, our common stock traded as high as $63.50 per share and as low as $15.63 per share.

Item 2.    PROPERTIES

        We lease a total of approximately 780,000 square feet of laboratory and office space in several buildings located in Cambridge, Massachusetts, with the majority of this space subject to leases expiring in 2003 through 2014. In addition, we have signed long term leases for two buildings to be constructed in Cambridge. Each building will consist of approximately 200,000 square feet of office and laboratory space. The leases will expire in 2019 and 2020. We expect to occupy the first of these buildings in the third quarter of 2002 and the second building in the second half of 2003.

        We lease approximately 136,000 square feet of laboratory and office space in South San Francisco, California. This lease expires in 2011. We currently sublease approximately 10,000 square feet at this facility.

        We also lease approximately 44,000 square feet of laboratory and office space in Cambridge, England for our subsidiary, Millennium Pharmaceuticals Limited under leases expiring in 2003. In February 2001, we signed an agreement to lease for a period of 15 years a building to be constructed in Cambridge, England comprising 90,000 square feet of office and laboratory space which we expect to occupy in early 2003 and which will replace our current Cambridge, England locations. This agreement for lease includes options for expansion into additional space at the same location.

        We believe our currently-leased and occupied facilities, and the facilities to be constructed in Cambridge, Massachusetts and Cambridge, England, are adequate to meet our requirements for the near term.

Item 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2001.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        This table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Positions Held
Mark J. Levin	51	Chairperson of the Board of Directors, President and Chief Executive Officer
Vaughn M. Kailian	57	Vice Chairperson of the Board of Directors
Kevin P. Starr	39	Chief Operating Officer and Chief Financial Officer
John B. Douglas III	48	Senior Vice President and General Counsel
Charles J. Homcy, M.D.	53	President of Research and Development
John Maraganore, Ph.D.	39	Senior Vice President, Strategic Product Development
Linda K. Pine	50	Senior Vice President, Human Resources
Robert Tepper, M.D.	46	Executive Vice President, Discovery and Chief Scientific Officer
Eugene Cordes, Ph.D.	65	Director
Shaun R. Coughlin, M.D., Ph.D.	47	Director
Ginger L. Graham	46	Director
A. Grant Heidrich, III	49	Director
Raju S. Kucherlapati, Ph.D.	59	Director
Eric S. Lander, Ph.D.	45	Director
Ernest Mario, Ph.D.	63	Director
Edward D. Miller, Jr., M.D.	59	Director
Norman C. Selby	49	Director
Kenneth E. Weg	63	Director

        Mr. Levin has served as our Chairperson of the Board of Directors since March 1996, as our Chief Executive Officer since November 1994 and as a director of our company since its inception. From 1987 to 1994, Mr. Levin was a partner at Mayfield, a venture capital firm, and co-director of its Life Science Group. While employed with Mayfield, Mr. Levin was the founding Chief Executive Officer of several biotechnology and biomedical companies, including Cell Genesys Inc., Stem Cells, Inc. (formerly CytoTherapeutics Inc.), Tularik Inc. and Focal, Inc. Mr. Levin holds an M.S. in Chemical and Biomedical Engineering from Washington University. Mr. Levin also serves on the Board of Directors of StemCells, Inc., a biotechnology company.

        Mr. Kailian joined us as Vice Chairperson following the merger of COR into us on February 12, 2002. From March 1990 to February 2002, he served as President, Chief Executive Officer and a director of COR. From 1967 to 1990, Mr. Kailian was employed by Marion Merrell Dow, Inc., a pharmaceutical company, and its predecessor companies in various U. S. and international general management, product development, marketing and sales positions. Mr. Kailian is also a director of Amylin Pharmaceuticals Inc., a biotechnology company, and NicOx S.A., a biotechnology company.

        Mr. Starr has served as our Chief Operating Officer since December 2001 and Chief Financial Officer since December 1998. From June 2001 to December 2001 he served as our Executive Vice President, Business Operations. From June 2000 to June 2001, Mr. Starr served as a Senior Vice President of our company. From March 1998 to December 1998, he served as the Vice President, Finance of Millennium BioTherapeutics, Inc., while it was a majority-owned subsidiary of ours. Prior to joining Millennium BioTherapeutics, Mr. Starr held the positions of Corporate Controller and Manager of Financial Analysis at Biogen from 1991 to 1998. Mr. Starr holds a B.A. degree in mathematics and business from Colby College and an M.S. degree in corporate finance from Boston College.

        Mr. Douglas has served as our General Counsel since May 1999 and Senior Vice President since June 2000. Prior to joining us, Mr. Douglas was engaged in the private practice of law as a sole practitioner and as a partner at the Boston law firm of Hutchins, Wheeler & Dittmar from October 1997 until May 1999. Mr. Douglas was previously Senior Vice President and General Counsel of Apple Computer, Inc., a computer software and hardware company, from January to October 1997. Mr. Douglas was Senior or Executive Vice President and General Counsel of Reebok International Ltd., a sports and fitness products company, from 1994 to January 1997, and was responsible for several other corporate staff functions for most of this period, including Real Estate, Tax, Human Resources and Public Affairs, and he was Vice President and General Counsel of Reebok from 1986 to 1994. Mr. Douglas received his J.D. from Harvard Law School and his A.B. from Colgate University.

        Dr. Homcy joined us as President of Research and Development following the merger of COR into our company. Dr. Homcy served as Executive Vice President, Research and Development of COR from March 1995 to February 2002. Since 1997, Dr. Homcy has been Clinical Professor of Medicine at the University of California, San Francisco Medical School and Attending Physician at the San Francisco VA Hospital. From 1994 until March 1995, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories, a pharmaceutical company (now a division of Wyeth-Ayerst Laboratories). From 1990 until 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories, a pharmaceutical company. From 1991 to 1995, Dr. Homcy also served as an attending physician at The Presbyterian Hospital, College of Physicians and Surgeons, at Columbia University in New York. From 1979 to 1990, he was an attending physician at Massachusetts General Hospital and an Associate Professor of Medicine at Harvard Medical School.

        Dr. Maraganore was appointed our Senior Vice President, Strategic Product Development in December 2000 after serving as Vice President, Strategic Product Development from June 2000 to December 2000. He served as our Vice President, Strategic Planning and Mergers and Acquisitions from December 1999 to June 2000. From July 1997 to December 1999, he served as a director and from May 1997 to December 1999, he served as Vice President and General Manager, of Millennium BioTherapeutics Inc., a majority-owned subsidiary of ours which merged into us in December 1999. Dr. Maraganore served from 1987 to 1997 at Biogen, Inc., a biopharmaceutical company, serving from 1995 to 1997 as Director of Marketing and Business Development and from 1992 to 1995 as Director of Biological Research. Dr. Maraganore received his Ph.D. from the University of Chicago.

        Ms. Pine has served as our Senior Vice President, Human Resources since October 1994. From 1990 to 1994, Ms. Pine served as Vice President of Consulting Services for The Survey Group, a regional human resources survey and consulting firm. From 1982 to 1990, she was Vice President of Human Resources and Corporate Relations with Collaborative Research, Inc. (now Genome Therapeutics Corporation). She earned her B.A. from Brandeis University and her M.P.A. from Northeastern University.

        Dr. Tepper has served as our Executive Vice President, Discovery since June 2001 and our Chief Scientific Officer since March 1999. From June 2000 to June 2001 he served as a Senior Vice President of our company. He joined us in August 1994 as Director, Biology, served as Vice President, Biology from January 1996 to November 1997 and served as Chief Scientific Officer, Pharmaceuticals from November 1997 to March 1999. From 1990 to 1994, Dr. Tepper served as Director of the Laboratory of Tumor Biology at Massachusetts General Hospital Cancer Center where he was the recipient of a Lucille P. Markey Biomedical Scholar award. Dr. Tepper was also a founder and member of the

Scientific Advisory Board of Cell Genesys Inc. Dr. Tepper received his M.D. from Harvard Medical School and completed his residency in medicine at Massachusetts General Hospital where he was Chief Resident.

        Dr. Cordes has been a Professor of Pharmacy and Adjunct Professor of Chemistry, University of Michigan in Ann Arbor since September 1995. From 1988 to October 1994, Dr. Cordes served as a Vice President of Sterling Winthrop, Inc., a pharmaceutical company, and as President of that company's Pharmaceuticals Research Division.

        Dr. Coughlin has been Professor of Medicine since 1996 and Professor of Molecular and Cellular Pharmacology since 1997 at the University of California, San Francisco and Director of the Cardiovascular Research Institute at UCSF since 1997. Dr. Coughlin is also a member of the editorial boards of Trends in Cardiovascular Medicine, Molecular Medicine and Journal of Clinical Investigation. Dr. Coughlin joined the our Board of Directors after the COR merger after serving on the COR Board of Directors since 1994.

        Ms. Graham has been Group Chairman, Office of the President, for Guidant Corporation, a medical device company, since 2000. She served as President of the Vascular Intervention Group of Guidant Corporation from 1995 to 2000 and as President and Chief Executive Officer of Advanced Cardiovascular Systems at Guidant from 1993 to 1995. Ms. Graham joined our Board of Directors after the COR merger after serving on the COR Board of Directors since February 2001. Ms. Graham is also a director of Amylin Pharmaceuticals, Inc., a biotechnology company.

        Mr. Heidrich has served as a general partner of Mayfield, a venture capital firm, since 1983. Mr. Heidrich received his M.B.A. from Columbia University Graduate School of Business. Mr. Heidrich also serves on the Board of Directors of Tularik, Inc. (as Chairman of the Board), a biotechnology company.

        Dr. Kucherlapati is a founder of our company. Since September 2001, Dr. Kucherlapati has served as the Paul C. Cabot Professor of Genetics, Harvard Medical School and as the first Scientific Director, Harvard-Partners Center for Genetics and Genomics. From 1989 to September 2001, Dr. Kucherlapati served as the Lola and Saul Kramer Professor and Chairman of the Department of Molecular Genetics at the Albert Einstein College of Medicine. He received his M.S. in Biology from Andhra University (India) and his Ph.D. in Genetics from the University of Illinois, Urbana. Dr. Kucherlapati also serves on the Board of Directors of Abgenix, Inc. and Valentis, Inc., both of which are biotechnology companies.

        Dr. Lander is a founder of our company. From 1993 to the present, Dr. Lander has served as Director of the Whitehead/MIT Center for Genome Research and has been a member of the Whitehead Institute for Biomedical Research since 1989. From 1989 to the present, Dr. Lander has also held the positions of Associate Professor and Professor in the Department of Biology at the Massachusetts Institute of Technology. Dr. Lander received his Ph.D. in Mathematics from Oxford University, which he attended as a Rhodes Scholar. Dr. Lander also serves on the board of directors of Aclara Biosciences Inc., a biotechnology company.

        Dr. Mario is Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical development company he founded in 2002. He served as Chairman and Chief Executive Officer of ALZA Corporation, a pharmaceutical company, from December 1997 through December 2001 and as Co-Chairman and Chief Executive Officer of ALZA from July 1993 to November 1997. From 1989 to 1993, he was Deputy Chairman and Chief Executive Officer of Glaxo Holdings plc, a pharmaceutical company, in London. Prior to 1989, Dr. Mario served as Chief Executive Officer of Glaxo, Inc., a pharmaceutical company, in the United States. Dr. Mario joined our Board of Directors after the merger of COR after serving on the COR Board of Directors since 1995. Dr. Mario is also a director of Catalytica Energy Systems, Inc., a biotechnology company, Orchid Biosciences, Inc., a biotechnology company, Pharmaceutical Product Development, Inc., a pharmaceutical development company, Boston Scientific Corp., a medical devices company, Maxygen, Inc., a biotechnology company, and SonoSite, Inc., an ultrasound products and services company.

        Dr. Miller has served as Chief Executive Officer of Johns Hopkins Medicine, Dean of The Johns Hopkins University School of Medicine and Vice President for Medicine of The Johns Hopkins University since 1997. He was Professor and Chairman of the Department of Anesthesiology and Critical Care at The Johns Hopkins University from 1994 to 1999.

        Mr. Selby has served as President and Chief Executive Officer of TransForm Pharmaceuticals, Inc., a drug development company, since June 2001. He served as head of Consumer Internet Business at Citigroup, a financial services company, from June 1999 to July 2000. He also served as Executive Vice President at Citicorp from September 1997 to July 2000. Prior to joining Citicorp, he was a director and senior partner at McKinsey & Company, an international management consulting firm, and head of the firm's global pharmaceutical practice.

        Mr. Weg has served as founder and Chairman of Clearview Projects Inc., a company engaged in partnering and deal transaction services to biopharmaceutical companies and academic institutions, since February 2001. Prior to his retirement in February 2001 from Bristol-Myers Squibb Company, a pharmaceutical company, he served as Vice Chairman since 1999 and a member of the Office of Chairman since 1998, having been elected to the Board in 1995. Mr. Weg was elected Executive Vice President of Bristol-Myers in 1995 and was President of the Worldwide Medicines Group from 1997 to 1998, President of the Pharmaceutical Group from 1993 to 1996 and President of Pharmaceutical Operations from 1991 to 1993.

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

	2001		2000
	High	Low	High	Low
First quarter	$63.50	$21.06	$78.64	$29.12
Second quarter	45.00	23.60	72.09	26.19
Third quarter	35.23	15.63	78.49	48.13
Fourth quarter	36.25	17.52	86.50	41.44

        On March 1, 2002, the closing price per share of our Common Stock was $19.06, as reported on the NASDAQ National Market and we had approximately 1,150 stockholders of record.

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

(b)    Changes in Securities and Use of Proceeds

        On December 7, 2001, we issued and sold to Abbott Laboratories 1,046,957 shares of our common stock for aggregate proceeds of approximately $28.6 million. These shares were issued in connection with a collaboration agreement between the parties and no person served as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

        From October 31, 2001 through December 10, 2001, we issued 1,071,705 shares of our common stock in exchange for extinguishing certain contingent payments obligations that arose out of the acquisition by merger of ProScript, Inc. by LeukoSite in August 1999. We assumed these obligations when we acquired by merger LeukoSite. We relied on Section 4(2) of the Securities Act for exemption from the registration requirements of the Securities Act.

Item 6.    SELECTED FINANCIAL DATA

Millennium Pharmaceuticals, Inc.

Selected Financial Data

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In Thousands, Except Per Share Amounts)
Statement of Operations Data:
Revenue under strategic alliances	$89,933	$133,682	$183,679	$196,269	$246,216
Costs and expenses:
Research and development	74,828	114,190	159,877	268,740	400,575
General and administrative	16,517	24,419	32,896	49,315	82,663
Amortization of intangibles	2,397	2,702	3,816	55,123	64,554
Acquired in-process R&D	83,800	—	350,503	—	—

	177,542	141,311	547,092	373,178	547,792

Loss from operations	(87,609)	(7,629)	(363,413)	(176,909)	(301,576)
Other income, net	6,387	17,967	11,453	29,834	92,138
Gain on sale of equity interest	—	—	—	—	20,000
Debt conversion expense	—	—	—	(54,852)	(2,567)

Income (loss) before cumulative effect of change in accounting principle(1)	(81,222)	10,338	(351,960)	(201,927)	(192,005)
Cumulative effect of change in accounting principle(1)	—	—	—	(107,692)	—

Net income (loss)	(81,222)	10,338	(351,960)	(309,619)	(192,005)
Deemed preferred stock dividend	—	—	(27,944)	(45,668)	—

Net income (loss) attributable to common stockholders	$(81,222)	$10,338	$(379,904)	$(355,287)	$(192,005)

Amounts per common share:
Income (loss) before cumulative effect of change in accounting principle, basic(2)	$(0.72)	$0.09	$(2.42)	$(1.05)	$(0.88)
Cumulative effect of change in accounting principle	—	—	—	(0.56)	—
Deemed preferred stock dividend	—	—	(0.19)	(0.23)	—

Net income (loss) attributable to common stockholders, basic(2)	$(0.72)	$0.09	$(2.61)	$(1.84)	$(0.88)

Weighted average shares, basic(2)	113,292	121,276	145,412	192,835	218,937

Net income (loss) attributable to common stockholders, diluted(2)	$(0.72)	$0.08	$(2.61)	$(1.84)	$(0.88)

Weighted average shares, diluted(2)	113,292	126,032	145,412	192,835	218,937

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders	$(117,415)	$(10,461)	$(417,147)	$(247,595)	$(192,005)
Net loss per weighted share attributable to common stockholders, basic and diluted	$(1.04)	$(0.09)	$(2.87)	$(1.28)	$(0.88)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$96,557	$190,964	$261,716	$1,452,367	$1,474,868
Total assets	144,513	257,954	541,625	1,811,922	1,907,734
Capital lease obligations, net of current portion	19,809	24,827	27,488	29,369	35,107
Long-term debt, net of current portion	—	—	—	95,927	83,325
Stockholders' equity	91,755	206,362	439,406	1,462,283	1,568,237

Note 1: The cumulative effect of change in accounting principle is a one-time, noncash charge relating to Millennium's adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of Millennium's adoption of SAB 101 was to defer revenue recognition for certain portions of the revenue previously recognized by Millennium under its strategic alliances into future accounting periods. Refer to Note 6 of the 2001 audited financial statements.

Note 2: All per share data have been restated to reflect the two-for-one stock splits of Millennium's Common Stock that became effective on April 18, 2000 and October 4, 2000.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading biopharmaceutical company focused on applying our comprehensive and integrated science and technology platform to discover and accelerate the development of breakthrough drugs and predictive medicine products. We expect that these drugs and products ultimately will enable physicians to more closely customize medical treatment by combining knowledge of the genetic basis for disease and the genetic characteristics of a patient. We primarily focus our research and development and commercialization activities in four key disease areas: cardiovascular, oncology, inflammatory and metabolic. We view the pursuit of mergers, acquisitions and product in-licensing as important in achieving our business goals.

        Our management's discussion and analysis of our financial condition and results of our operations are subject to important factors that could cause our actual results to differ materially from those indicated. See "Risk Factors That May Affect Results."

Alliances

        We have entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic and predictive medicine products and services. These alliances provide us with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or share profits if our collaborations are successful in developing and commercializing products. The alliances which we consider material to our business are:

  •
  a collaboration agreement with Schering-Plough Ltd. and Schering Corporation to jointly develop and commercialize INTEGRILIN® (eptifibatide) Injection on a worldwide basis;

  •
  an agreement with Genentech to co-promote INTEGRILIN® with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase™ (tenecteplase) and Activase® (alteplase) across the United States;

  •
  an in-license and development agreement with Xenova Group, plc for novel compounds for the treatment of solid tumors in cancer;

  •
  a collaboration agreement with XOMA Ltd., pursuant to which XOMA will develop two biotherapeutic agents;

  •
  a joint development agreement with BZL Biologics, L.L.C. for immunotoxin and radiolabeled products;

  •
  a joint development and commercialization agreement with Abbott Laboratories in metabolic diseases;

  •
  a technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc. in inflammatory disease;

  •
  a research agreement with Bayer, AG in cardiovascular disease, and certain areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections; and

  •
  a research alliance and technology transfer agreement with Monsanto Company in plant agriculture.

        Historically, we have primarily derived our revenue from payments from our strategic alliances with major pharmaceutical companies. We have not received any revenue from the sale of products.

Beginning in the first quarter of 2002, we will recognize co-promotion revenue which will include our share of the profits from the sale of INTEGRILIN® (eptifibatide) Injection, in co-promotion territories by Schering-Plough Ltd. and Schering Corporation, as well as the reimbursement from Schering of a portion of our costs of co-promotion revenue. Additionally, revenues will include recognition of reimbursement to us by Schering of certain manufacturing-related expenses for materials outside the co-promotion territory and royalties from Schering on sales of INTEGRILIN® outside the co-promotion territory.

Acquisitions

        As part of our business strategy, we continually consider joint development, merger and acquisition opportunities that may provide us with products on the market, products in later stage development or additional capabilities necessary to accelerate our downstream drug discovery efforts.

        COR    On February 12, 2002, we acquired COR through the issuance of approximately 55.0 million shares of our common stock. This calculation is based on COR's outstanding common stock at the time of the merger using the conversion ratio of .9873 of a share of our common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock were assumed by us and converted into options to purchase approximately 6.1 million shares of our common stock. In the first quarter of 2002, we will record the transaction as a purchase for accounting purposes and allocate the purchase price, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values. We will allocate the excess of the purchase price over the estimated fair market value of net tangible assets acquired to in-process research and development, developed technology and trademark and goodwill. Based upon a preliminary review, we estimate the charge to earnings for acquired in-process research and development to be approximately $239.0 million. The amount of acquired in-process research and development will be determined upon completion of an independent appraisal and, therefore, may differ from our current estimate. COR's results of operations will be included in our results beginning on the date of the acquisition. Through the merger, we added approximately 300 new employees, a facility in South San Francisco, California, acquired INTEGRILIN® for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology.

        In connection with the COR acquisition, we assumed COR's $600.0 million in convertible debt resulting from two offerings: the 5.0% convertible subordinated notes due March 1, 2007 and the 4.5% convertible senior notes due June 15, 2006. As a result, the noteholders have an option to convert to our common stock. Within thirty days following the closing of the merger, we are obligated to offer cash for the notes at face value through a tender offer. In the event that the holders of large numbers of these notes accept the offer, the amount of our cash and cash equivalents would be substantially diminished.

        CDC    On July 27, 2000, we acquired Cambridge Discovery Chemistry Ltd., a subsidiary of Oxford Molecular Group, plc, for an aggregate purchase price of $51.8 million in cash. We recorded the transaction as a purchase for accounting purposes and accordingly, we allocated the purchase price to the assets purchased and liabilities assumed based upon their respective fair values. We allocated the excess of the purchase price over the estimated fair market value of tangible assets acquired and liabilities assumed to intangible assets, resulting in $5.5 million of specifically identified intangible assets and $48.9 million of goodwill. The acquisition did not result in an in-process research and development charge.

        LeukoSite    On December 22, 1999, we acquired LeukoSite for an aggregate purchase price of $550.4 million, effected through the issuance of 26.7 million shares of our common stock and 3.5 million shares of our common stock issuable upon the exercise of assumed LeukoSite options and warrants. We recorded the transaction as a purchase for accounting purposes. We allocated the purchase price, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets allocated to in-process research and development, assembled workforce, core technology and goodwill. The acquired in-process research and development of $350.5 million was immediately charged to earnings.

        Through our 1999 acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P. ("M&I"), for development of CAMPATH®. Under the terms of the partnership, we were required to fund fifty percent of M&I's working capital requirements. We accounted for our investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX Oncology, Inc. ("ILEX") acquired our equity interest in M&I, which owns the CAMPATH® product. In exchange for our equity interest in M&I, ILEX paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional $120 million over the next three years if sales of CAMPATH® in the U.S. meet specified sales thresholds. In addition, we will be entitled to additional payments from ILEX based on U.S. sales of CAMPATH® after 2004.

Financings

        In order to fund our working capital and other corporate purposes, we have completed several financings in the past three years. The actual and planned uses of proceeds include:

  •
  financing our growth;

  •
  accelerating the expansion of our technology platform;

  •
  developing products, including conducting preclinical and clinical testing and clinical trials;

  •
  acquisitions of businesses, products, and technologies that expand or complement our business.

        In October 2000, we completed a public offering of 12.5 million shares of our common stock resulting in net proceeds to us of $767.4 million.

        In January 2000, we completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007, which resulted in net proceeds to us of $388.7 million. The notes are convertible into shares of our common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by us. Under the terms of the notes, we are required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year. To date, all required interest payments have been made.

        During 2001 and 2000, we paid an aggregate of $2.6 million and $54.9 million in cash, respectively, to certain holders of our 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into our common stock. These cash payments were expensed during 2001 and 2000. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million and $304.1 million in 2001 and 2000, respectively, of outstanding principal of these notes, the issuance of approximately 0.3 million and 7.2 million shares in 2001 and 2000, respectively, of our common stock, and the reclassification of deferred debt issuance costs of $0.1 million and $7.0 million in 2001 and 2000, respectively, to additional paid-in capital. At December 31, 2001, we had $83.3 million of these notes outstanding.

        During 2001, we received $107.2 million from Abbott and $100.0 million from Aventis for purchases of approximately 3.5 million shares and approximately 2.0 million shares, respectively, of our common stock under equity investment agreements.

Expansion of Operations

        During 2001, we continued to expand our operations through internal growth, additional strategic alliances and the COR acquisition, which closed in February 2002. To build downstream capabilities, in 2001 we hired staff in critical functions, including global commercial operations, clinical research and operations, strategic product development, government relations and regulatory affairs, as well as in other support areas.

        As a result of the COR acquisition, we will incur additional significant expenses for research and development and to develop, train, maintain and manage our sales force for INTEGRILIN® (eptifibatide) Injection. For the COR notes that remain outstanding after the tender offer, we will be required to make semi-annual interest payments each year on the outstanding principal balance.

        We expect to continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that we will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs and as a result of our efforts to advance acquired products or our own development programs to commercialization. Our results of operations for any period may not be indicative of future results as our revenues under strategic alliance and licensing arrangements, co-promotion revenue and from product sales may fluctuate from period to period or year to year.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe the following accounting policy to be critical:

        Revenue—We have formed strategic alliances with major pharmaceutical companies. These agreements include alliances based on the transfer of technology, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which we conduct research funded by our partners. Several of our disease-based alliances and alliances which combine technology-transfer with a disease focus are generally structured as research collaborations. Under these arrangements, we perform research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement. Under these agreements, our partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or pay royalties or in some cases make profit-sharing payments to us based upon any product sales resulting from the collaboration.

        Effective October 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, we had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from our strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, we recognize revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. We continually review these estimates which could result in a change in the deferral period. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the period of the research contract. The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which is included in the loss for the year ended December 31, 2000.

        In connection with our adoption of SAB 101, we began recognizing the research funding portion of our Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to management's estimate of the total work to be performed under the alliance. The estimates are continually reviewed and adjusted as necessary, as experience develops or new information becomes known.

Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of SFAS No. 133." SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." We adopted this new accounting standard effective January 1, 2001 and it did not have a significant effect on the financial statements.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 for the fiscal year beginning after December 15, 2001. We adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill currently representing expense of $58.9 million per year. Although we have not completed the transitional impairment test, we do not currently expect a material impairment charge upon adoption.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002 and it did not have a significant effect on the financial statements.

Results of Operations

Years Ended December 31, 2001 and December 31, 2000

        The discussion below relating to the net loss attributable to common stockholders and revenue for the year ended December 31, 2000 (the "2000 Period") reflect pro forma results as if we had followed SAB 101 from our inception.

        For the year ended December 31, 2001 (the "2001 Period"), we had a net loss of $192.0 million or $0.88 per basic and diluted share compared to a net loss attributable to common stockholders of $247.6 million or $1.28 per basic and diluted share for the 2000 Period.

        Revenue under strategic alliances increased to $246.2 million for the 2001 Period from $196.3 million for the 2000 Period. The increase is primarily attributable to increased revenue from Bayer, Aventis and Taisho. The increase in Bayer revenue relates primarily to increased milestone and research revenue during the 2001 Period. The increase in Aventis revenue is due to the fact that the alliance was in place for a full year during the 2001 Period versus a partial year in the 2000 Period. Taisho revenue increased as the research program expanded.

        Included in 2001 and 2000 revenue is $43.9 million and $20.0 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. The amount of revenue to be recognized in future years that was included in the cumulative effect of change in accounting principle is $35.9 million, $8.3 million and $.5 million for 2002, 2003 and 2004, respectively.

        Under the percentage-of-completion method of revenue recognition, we are required to periodically review and update our estimates as experience develops and as new information becomes known. To reflect research productivity improvements, management revised its estimate of the remaining work to be performed under the Bayer alliance, which resulted in a cumulative catch up adjustment of $18.4 million of additional revenue in September 2001. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the year ended December 31, 2001 would have been $210.4 million and $0.96 per share.

        Research and development expenses increased to $400.6 million for the 2001 Period from $268.7 million for the 2000 Period. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in personnel and facilities, expenses relating to clinical trials and preclinical product candidates, technology license payments and purchases of laboratory supplies.

        As of December 31, 2001, we had ten product candidates in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. In 2001, we initiated a Phase II trial of our lead oncology candidate, MLN341, in patients with hematologic cancers and Phase I trials for potential treatment of patients with solid tumors. Also in 2001, we initiated Phase II trials of MLN02 in patients with ulcerative colitis and of MLN977 in patients with asthma. The radio-labeled version of our anti-PSMA (prostate specific membrane antigen) antibody, MLN591 is in Phase I trial in patients with hormone-refractory prostate cancer. In November 2001, we initiated a Phase I trial of our first genomically-derived molecule, MLN4760, for the potential treatment of obesity. CMR International estimates that clinical trials in our franchise areas are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1–2 years
Phase II	2–3 years
Phase III	2–3 years

        Upon successful completion of Phase III trials, we intend to submit the results to the FDA to support regulatory approval of the product. However, we cannot be certain that any of our products will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

        The duration and the cost relating to preclinical testing and clinical trials may vary significantly over the life of a project. Our joint development arrangements with our strategic partners also result in variability in our development costs. Our primary mechanism for budgeting and tracking these costs is by type of cost incurred. The types of costs include the following categories: personnel costs, clinical costs, laboratory costs, technology license fees, research costs and facilities costs.

        General and administrative expenses increased to $82.7 million for the 2001 Period from $49.3 million for the 2000 Period. The increase was largely due to the expansion of our commercial organization, other business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in consulting, personnel expenses, and facility expenses.

        Amortization of intangible assets relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense increased to $64.6 million in the 2001 Period from $55.1 million in the 2000 Period due to a full year of amortization of the CDC goodwill and other intangible assets during 2001 versus a partial year in 2000. Upon our adoption of FAS 142 effective as of January 1, 2002, we will continue to amortize specifically identifiable intangible assets and will cease amortizing goodwill and assembled workforce which will be reclassified to goodwill.

        Equity in operations of the M&I joint venture was income of $3.3 million for the 2001 Period and a loss of $5.4 million for the 2000 Period. The income in the 2001 Period was primarily due to profits from the launch of CAMPATH® in the U.S. and Europe and product sales by M&I during 2001. The loss in the 2000 Period was primarily attributable to pre-product launch marketing and sales activities of the joint venture. We sold our interest in the partnership to ILEX on December 31, 2001. In consideration for the sale of our interest to ILEX, we received $20.0 million in 2001.

        Investment income increased to $98.3 million for the 2001 Period from $55.0 million for the 2000 Period. The increase resulted primarily from a higher average level of invested funds due to net proceeds from our public stock offering in October 2000 of $767.4 million and $388.7 million in net proceeds from our convertible debt offering which closed in January 2000. Interest expense decreased to $9.4 million for the 2001 Period from $19.7 million for the 2000 Period due to a decrease in the average outstanding debt.

        During the 2001 Period and the 2000 Period, we paid an aggregate of $2.6 million and $54.9 million in cash, respectively to certain holders of our convertible notes in order to induce the conversion of their notes into our common stock. These cash payments were expensed during the respective periods.

        The minority interest in the 2000 period consisted of the minority shareholder interest of Becton, Dickinson and Company in the net income for the 2000 Period of our then majority-owned subsidiary, Millennium Predictive Medicine, Inc. ("MPMx"). On June 2, 2000, we acquired the outstanding preferred stock of our MPMx subsidiary that we did not already own, making MPMx a wholly-owned subsidiary of the Company. We recorded a deemed preferred stock dividend of $45.7 million in 2000 relating to the excess of the fair value of our common stock over the carrying value of the MPMx minority interest acquired from Becton Dickinson.

Years Ended December 31, 2000 and December 31, 1999

        The following discussions relating to the net loss attributable to common stockholders and revenue for the 2000 Period and for the year ended December 31, 1999 (the "1999 Period") reflect pro forma results as if we had followed SAB 101 from our inception.

        For the 2000 Period, we had a net loss attributable to common stockholders of $247.6 million or $1.28 per basic and diluted share compared to a net loss attributable to common stockholders of $417.1 million or $2.87 per basic and diluted share for the 1999 Period. Operating results for the 2000 Period represent the first reported year of fully combined revenues and expenses related to our acquisition of LeukoSite and five months of combined revenues and expenses related to our acquisition of CDC.

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

        As part of the LeukoSite acquisition, we also recorded a one-time, noncash charge to operations in 1999 of $350.5 million for acquired in-process research and development. With respect to the value of purchased research and development, we considered, among other factors, each research and development project's stage of completion, the complexity of the work completed to date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the projected date to market and the estimated useful life. The respective after-tax cash flows were then discounted back to present value using a risk-adjusted discount rate. The discount rates used in the LeukoSite analysis ranged from 19% to 23.25%, depending upon the risk profile of the asset.

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

        The in-process technology we acquired from LeukoSite consisted of five significant research and development projects with values assigned of $14.8 million to $136.3 million for each project. These include humanized monoclonal antibodies for the treatment of refractory chronic lymphocytic leukemia, inflammatory bowel disease and the prevention of post-ischemic reperfusion, small molecule chemotherapeutic agents, and a small molecule compound for treatment of bronchial asthma. Acquired in-process technologies related to preclinical projects consisted of treatments primarily for inflammatory and autoimmune conditions and diseases, as well as treatments for asthma and allergies and were assigned a value of $85.8 million. Through the acquisition date, LeukoSite had spent approximately $150 million on all of the in-process research and development projects. We expect to incur approximately $10 million to $60 million for each of the four remaining significant clinical projects and approximately $97 million for all of the projects in preclinical development to develop the in-process technology into commercially viable projects.

        The estimated stage of completion for acquired research and development projects ranged from 45% to 95%. Of the five clinical projects acquired, one project reached completion in late 1999 with the filing of a BLA, while the others, which are in various stages of Phase I and Phase II clinical trials, are projected to reach completion in 2003 through 2006. The first of the molecules comprising the preclinical development portfolio is projected to reach completion in 2006. To successfully complete the projects we will be required to undertake and complete a number of significant activities, including product validation, the successful completion of clinical trials and governmental regulatory approvals.

        Our ability to successfully complete the research and development projects will be dependent upon numerous factors over which we may have limited or no control. If these projects are not successfully developed, we may not realize the value assigned to the in-process technology. Additionally, the value of the other intangible assets acquired may also become impaired.

        We are amortizing specifically identified intangible assets over four years on a straight-line basis and goodwill through December 31, 2001, after adopting FAS 142. Amortization expense for the 2000 Period of $55.1 million was primarily related to the LeukoSite acquisition.

        Equity in operations of the M&I joint venture was a loss of $5.4 million for the 2000 Period. The loss was primarily attributable to pre-product launch marketing and sales activities.

        Investment income increased to $55.0 million for the 2000 Period from $12.5 million for the 1999 Period. The increase resulted from an increase in our average balance of cash, cash equivalents and marketable securities. Interest expense increased to $19.7 million for the 2000 Period from $3.0 million for the 1999 Period due to the issuance of our 5.5% convertible subordinated notes due January 15, 2007 and increased capital lease obligations.

        The minority interest of $2.0 million in 1999 consisted of the minority shareholder interest of Lilly in the net loss for the 1999 Period of our then majority-owned subsidiary, MBio, as well as the minority shareholder interest of Becton Dickinson in the net income for the 1999 Period of our then majority-owned subsidiary, MPMx. In October 1999, we issued Lilly approximately 1,500,000 shares of Millennium common stock in exchange for all MBio shares owned by it. In December 1999, we merged MBio with and into Millennium. We recorded a deemed preferred stock dividend of $27.9 million in 1999 relating to the excess of the fair value of our common stock over the carrying value of the MBio minority interest acquired from Lilly.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. As described above under "Overview—Expansion of Operations," we expect that our cash requirements for all of these uses will increase as the scale of our operations grows.

        Historically, we have funded our cash requirements primarily through the following:

  •
  payments from our strategic collaborators including license fees, milestone payments and research funding;

  •
  equity investments by our strategic collaborators, including:

  •
  $107.2 million from Abbott in 2001 for purchases of our common stock;

  •
  $100.0 million for purchases of our common stock under our June 2000 equity investment agreement with Aventis;

  •
  equity and debt offerings, including:

  •
  our October 2000 secondary public offering;

  •
  our January 2000 issuance of our 5.5% convertible subordinated notes due January 15, 2007; and
  •
  property and equipment financings.

        We expect to continue to fund our cash requirements from these external sources in the future. In particular, we are entitled to additional committed research and development funding under a number of our strategic alliances, Abbott has agreed to purchase an additional $142.8 million of our common stock in five quarterly installments through 2003 and we may receive additional substantial payments from ILEX as a result of our sale of our joint venture interest in M&I. In addition, commencing with the first quarter of 2002, we anticipate that the co-promotion revenue relating to sales of INTEGRILIN® (eptifibatide) Injection in the U.S. will result in significant internally generated funds.

        We believe that the key factors that could affect our internal and external sources of cash are:

  •
  Revenues and margins from sales of Integrilin and other products and services for which we obtain marketing approval in the future;

  •
  The success of our clinical and preclinical development programs;

  •
  The receptivity of the capital markets to financings by biotechnology companies;

  •
  Our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

  •
  Whether sales of CAMPATH® reach certain levels.

        As of both December 31, 2001 and December 31, 2000, we had approximately $1.5 billion in cash, cash equivalents and marketable securities. This excludes $47.3 million of interest-bearing marketable securities classified as restricted cash on our balance sheet, which serve as collateral for letters of credit securing leased facilities.

Cash Flows

        We used $156.9 million of cash in operating activities in 2001 and $108.7 million in 2000. Operating activities provided cash of $21.2 million in 1999. The principal use of cash in both 2000 and 2001 was to fund our net loss, which includes cash payments of $2.6 million and $54.9 million in 2001 and 2000, respectively to certain holders of our convertible notes in order to induce the conversion of their notes. The cash provided in 1999 primarily reflected the lower net loss before the in-process research and development charge in connection with the LeukoSite acquisition.

        We used cash of $186.6 million in investing activities in 2001, $1.2 billion in 2000 and $143.0 million in 1999. The principal uses for this purpose in all three years were net investments in marketable securities, purchases of property and equipment and other long term assets and, in 2000, the acquisition of CDC.

        Financing activities provided net cash of $213.6 million in 2001, $1.4 billion in 2000 and $39.5 million in 1999. Principal sources of net cash from financing activities in 2001 were the sale of common stock to Abbott and Aventis and the exercise of stock options by employees. Principal sources in 2000 were from our secondary public stock offering, our Rule 144A sale of 5.5% convertible notes and the exercise of stock options by employees. Principal sources in 1999 were the sale of a minority interest in our MPMx subsidiary to Becton-Dickinson and the exercise of stock options by employees. We also made payments on our capital leases aggregating $37.1 million over these three years.

Contractual obligations

        Our major outstanding contractual obligations relate to our convertible notes, our capital leases from equipment financings and our facilities leases. Our facilities lease expense in future years will increase significantly over past years as a result of new lease arrangements entered into in 2000 and 2001 described below and the facilities leases assumed by us in the COR acquisition.

        Our convertible notes aggregate $683.3 million in principal amount outstanding. These notes consist of $83.3 million of our 5.5% convertible subordinated notes due 2007, $300.0 million of 4.5% convertible senior notes due June 15, 2006 assumed by us in the COR acquisition and $300.0 million of 5.0% convertible subordinated notes due March 1, 2007 assumed by us in the COR acquisition. All three issues of notes require semi-annual interest payments through maturity. We are required to commence an offer to repurchase the $600.0 million notes assumed by us in the COR acquisition for cash at face value no later than March 14, 2002 and to repurchase tendered notes on April 29, 2002. We plan to use our existing cash and marketable securities to fund the purchase of any tendered notes.

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

        At December 31, 2001, we had pledged $47.3 million of marketable securities, included in restricted cash, as collateral for letters of credit for certain leased facilities.

        Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2001:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$106,240	$4,583	$9,166	$9,166	$83,325
Capital lease obligations including interest	60,107	21,110	29,380	9,617	—
Operating leases	241,685	27,852	52,056	48,618	113,159
External collaborations	6,218	4,989	1,229	—	—

Total contractual cash obligations	$414,250	$58,534	$91,831	$67,401	$196,484

        As of December 31, 2001, we had net operating loss carryforwards of approximately $845.3 million to offset future federal taxable income expiring in 2004 through 2021 and $780.4 million to offset future state taxable income expiring in 2002 through 2006. Due to the degree of uncertainty related to the ultimate realization of such prior losses, no benefit has been recognized in the financial statements as of December 31, 2001. We would allocate any subsequently recognized tax benefits to operations, goodwill and additional paid-in capital. Moreover, our ability to utilize these losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

        We believe that existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our current strategic alliances will be sufficient to support our operations and fund our capital commitments for the near term. Our actual future cash requirements, however, will depend on many factors, including:

  •
  the progress of our disease research programs;

  •
  the number and breadth of these programs;

  •
  achievement of milestones under strategic alliance arrangements;

  •
  our ability to establish and maintain additional strategic alliance and licensing arrangements;

  •
  success of INTEGRILIN® (eptifibatide) Injection and additional products introduced into the market; and

  •
  the progress of our development efforts and the development efforts of our strategic partners.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $19.6 million decrease in the fair value of our investments as of December 31, 2001. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

        The interest rates on our 5.5% convertible subordinated notes due January 15, 2007 and capital lease obligations are fixed and therefore not subject to interest rate risk.

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of December 31, 2001, we did not have any off-balance sheet arrangements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Millennium Pharmaceuticals, Inc.

Report of Independent Auditors

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Pharmaceuticals, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                      /s/ Ernst & Young LLP

January 15, 2002
Boston, Massachusetts

Millennium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2001	2000
	(In Thousands, Except Per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$35,993	$166,086
Marketable securities	1,438,875	1,286,281
Due from strategic alliance partners	18,360	21,901
Prepaid expenses and other current assets	21,389	11,312

Total current assets	1,514,617	1,485,580
Property and equipment, net	168,600	85,803
Restricted cash	47,308	29,635
Other assets	13,362	4,964
Goodwill, net	138,519	177,083
Intangible assets, net	25,328	28,857

Total assets	$1,907,734	$1,811,922

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,237	$20,256
Accrued expenses	88,867	18,278
Acquisition related contingencies	—	12,937
Obligation to fund joint venture	505	8,653
Current portion of deferred revenue	71,018	61,842
Current portion of capital lease obligations	17,536	14,208

Total current liabilities	203,163	136,174
Deferred revenue, net of current portion	17,902	88,169
Capital lease obligations, net of current portion	35,107	29,369
Long term debt	83,325	95,927
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 224,290 shares in 2001 and 213,979 shares in 2000 issued and outstanding	224	214
Additional paid-in capital	2,477,334	2,203,902
Deferred compensation	(765)	(1,296)
Notes receivable from officers	(315)	(385)
Accumulated other comprehensive income	34,371	10,455
Accumulated deficit	(942,612)	(750,607)

Total stockholders' equity	1,568,237	1,462,283

Total liabilities and stockholders' equity	$1,907,734	$1,811,922

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Revenue under strategic alliances	$246,216	$196,269	$183,679
Costs and expenses:
Research and development	400,575	268,740	159,877
General and administrative	82,663	49,315	32,896
Amortization of intangible assets	64,554	55,123	3,816
Acquired in-process research and development	—	—	350,503

	547,792	373,178	547,092

Loss from operations	(301,576)	(176,909)	(363,413)
Equity in operations of joint venture	3,303	(5,409)	—
Gain on sale of equity interest in joint venture	20,000	—	—
Investment income	98,206	54,987	12,511
Interest expense	(9,371)	(19,681)	(3,038)
Debt conversion expense	(2,567)	(54,852)	—
Minority interest	—	(63)	1,980

Loss before cumulative effect of change in accounting principle	(192,005)	(201,927)	(351,960)
Cumulative effect of change in accounting principle	—	(107,692)	—

Net loss	(192,005)	(309,619)	(351,960)
Deemed preferred stock dividend	—	(45,668)	(27,944)

Net loss attributable to common stockholders	$(192,005)	$(355,287)	$(379,904)

Amounts per common share:
Loss before cumulative effect of change in accounting principle	$(0.88)	$(1.05)	$(2.42)
Cumulative effect of change in accounting principle	—	(0.56)	—
Deemed preferred stock dividend	—	(0.23)	(0.19)

Net loss attributable to common stockholders, basic and diluted	$(0.88)	$(1.84)	$(2.61)

Weighted average shares, basic and diluted	218,937	192,835	145,412

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders		$(247,595)	$(417,147)
Net loss per weighted share attributable to common stockholders, basic and diluted		(1.28)	(2.87)

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash Flows from Operating activities:
Net loss	$(192,005)	$(309,619)	$(351,960)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Acquired in-process research and development	—	—	350,503
Depreciation and amortization	100,115	79,346	20,951
Minority interest	—	63	(1,980)
Net realized gain on available-for-sale securities	(1,998)	—	—
Stock compensation expense	4,126	2,786	4,041
Equity in operations of joint venture	(3,303)	5,409	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,998)	5,669	(6,166)
Due from strategic partners	(648)	(9,722)	(4,919)
Restricted cash and other assets	(30,843)	(18,388)	(1,126)
Accounts payable, accrued expenses and other	35,766	(4,242)	9,993
Deferred revenue	(61,091)	139,977	2,654

Net cash provided by (used in) operating activities	(156,879)	(108,721)	21,991

Cash Flows from Investing activities:
Investments in marketable securities	(695,344)	(1,418,693)	(217,805)
Proceeds from sales and maturities of marketable securities	568,924	348,856	84,950
Purchase of property and equipment and other long term assets	(58,381)	(31,559)	(21,418)
Net cash provided by Cambridge Discovery Chemistry Inc. sale	518	—	—
Investment in joint venture	(656)	—	—
Net cash used in Cambridge Discovery Chemistry Ltd. acquisition	(1,614)	(51,835)	—
Net cash acquired in LeukoSite, Inc. acquisition	—	—	11,234

Net cash used in investing activities	(186,553)	(1,153,231)	(143,039)

Cash Flows from Financing activities:
Issuance of convertible subordinated notes, net of issuance costs	—	388,695	—
Proceeds from sales of common stock and exercises of warrants	206,815	919,447	—
Proceeds from sale of subsidiary stock	—	—	15,000
Net proceeds from employee stock purchases	22,056	75,693	34,105
Principal payments on capital leases	(15,272)	(12,263)	(9,566)

Net cash provided by financing activities	213,599	1,371,572	39,539

Increase (decrease) in cash and cash equivalents	(129,833)	109,620	(81,509)
Equity adjustment from foreign currency translation	(260)	(309)	—
Cash and cash equivalents, beginning of year	166,086	56,775	138,284

Cash and cash equivalents, end of year	$35,993	$166,086	$56,775

Supplemental Cash Flow Information:
Cash paid for interest	8,640	17,043	3,038
Supplemental Disclosure of Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$24,338	$15,079	$12,818
Construction costs for laboratory and office space	36,198	—	—
M&I capital contribution	4,189	—	—
Deferred compensation relating to issuance of stock options	—	1,160	1,059
Write off of capital assets	1,578	1,453	—
Issuance of common stock to Abgenix, Inc.	—	10,000	—
Buyout of Becton Dickinson interest in MPMx, including deemed preferred stock dividend	—	61,160	—
Conversion of subordinated debt to common stock	12,602	304,070	—
Services to be received as consideration in the sale of Cambridge Discovery Inc.	3,000	—	—
Acquisition and additional goodwill of Cambridge Discovery Chemistry Ltd.	—	2,178	—
Acquisition and adjustments to goodwill of LeukoSite, Inc. including contingent consideration settlement in 2001 and 2000 and direct transaction costs of $2,700 in 1999	19,703	15,880	550,371
Reclassification of debt issuance costs to additional paid-in capital	110	7,021	—
Deemed preferred stock dividend resulting from MPI buyout of Eli Lilly interest in MBio	—	—	27,944

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc

Statements of Stockholders' Equity

						Accumulated Other Comprehensive Income (Loss)
	Common Stock				Notes Receivable from Officers
			Additional Paid-in Capital	Deferred Compensation			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In Thousands, Except Shares)
Balance at December 31, 1998	139,692,816	$140	$296,265	$(957)	$(87)	$29	$(89,028)	$206,362

Net loss							(351,960)	(351,960)
Unrealized loss on marketable securities						(768)		(768)

Total comprehensive loss								(352,728)
Issuance of common stock	37,811,996	39	580,494					580,533
Repurchase of common stock	(10,828)		(1)					(1)
Exercise of stock warrants	504,456
Employee stock purchases	491,524		2,226					2,226
Issuance of Common Stock in exchange for note from officer					(1,026)			(1,026)
Forgiveness of notes from officers					87			87
Deferred stock compensation			1,059	(1,059)
Stock compensation expense			1,815					1,815
Write off deferred stock compensation			(33)	33
Stock compensation earned				928				928
401K stock match	112,504		1,210					1,210

Balance at December 31, 1999	178,602,468	179	883,035	(1,055)	(1,026)	(739)	(440,988)	439,406

Net loss							(309,619)	(309,619)
Unrealized gain on marketable securities						11,503		11,503
Foreign currency translation						(309)		(309)

Total comprehensive loss								(298,425)
Issuance of common stock	17,548,846	17	944,987					945,004
Issuance of common stock pursuant to conversion of subordinated notes	7,227,689	7	297,055					297,062
Repurchase of common stock	(132,572)		(52)					(52)
Exercise of stock warrants	530,505	1	167					168
Employee stock purchases	10,153,296	10	75,683					75,693
Repayment of notes from officers					641			641
Deferred stock compensation			1,160	(1,160)
Stock compensation earned				919				919
401K stock match	48,761		1,867					1,867

Balance at December 31, 2000	213,978,993	214	2,203,902	(1,296)	(385)	10,455	(750,607)	1,462,283

Net loss							(192,005)	(192,005)
Unrealized gain on marketable securities						24,176		24,176
Foreign currency translation						(260)		(260)

Total comprehensive loss								(168,089)
Issuance of common stock	6,575,592	6	235,179					235,185
Issuance of common stock pursuant to conversion of subordinated notes	299,544		12,602					12,602
Repurchase of common stock	(73,707)		(14)					(14)
Exercise of stock warrants	52,532							—
Employee stock purchases	3,337,130	4	22,070					22,074
Repayment of notes from officers					70			70
Deferred stock compensation
Stock compensation earned				531				531
401K stock match	119,895		3,595					3,595

Balance at December 31, 2001	224,289,979	$224	$2,477,334	$(765)	$(315)	$34,371	$(942,612)	$1,568,237

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2001

[1] The Company

        Millennium Pharmaceuticals, Inc. ("Millennium", or the "Company") is a leading biopharmaceutical company focused on applying its comprehensive and integrated science and technology platform to discover and accelerate the development of breakthrough drugs and predictive medicine products. The Company expects that these drugs and products ultimately will enable physicians to more closely customize medical treatment by combining knowledge of the genetic basis for disease and the genetic characteristics of a patient. The Company primarily focuses its research and development and commercialization activities in four key disease areas: cardiovascular, oncology, inflammatory and metabolic. The Company views the pursuit of mergers, acquisitions and product in-licensing as important in achieving its business goals.

[2] Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Millennium and in 2000 and 1999 its majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of the other interest holders of the consolidated subsidiaries is reflected as minority interest. There have been no such other interest holders since June 2, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in the Company's unconsolidated joint venture is accounted for using the equity method (see Note 6).

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2001 and 2000 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the year ended December 31, 2001, the Company recorded realized gains of $7.9 million and realized losses of $5.9 million on marketable securities. There were no significant realized gains or losses on sales of any marketable securities in 2000 and 1999.

Concentrations of Credit Risk

        Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations.

Segment Information

        The Company operates in one business segment, which primarily focuses on the discovery and development of proprietary therapeutic and diagnostic human healthcare products and services. Substantially all of the Company's revenues have been derived from its strategic alliances. Revenues from Bayer, AG ("Bayer") accounted for approximately 39%, 27% and 45% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999. Revenues from Monsanto Company ("Monsanto") accounted for approximately 18%, 22% and 20% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999. Revenues from Aventis Pharmaceuticals, Inc. ("Aventis") accounted for approximately 16% and 10% of consolidated revenues for the years ended December 31, 2001 and 2000. There were no other significant customers in 2001, 2000 and 1999.

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

Equipment	3 to 4 years
Capitalized software	3 to 5 years
Leasehold improvements	4 to 15 years

Intangible Assets

        Intangible assets at December 31, 2001 consist of goodwill and other intangible assets. Amortization is computed using the straight-line method over the useful lives of the respective assets, generally four years. Amortization expense for all intangible assets was $64.6 million, $55.1 million, and $3.8 million in 2001, 2000, and 1999, respectively. Accumulated amortization was $128.2 million and $64.0 million at December 31, 2001 and 2000, respectively. On a periodic basis, the Company estimates the future undiscounted cash flows of the businesses to which the intangible assets relate in order to ensure that the carrying value of such intangible assets has not been impaired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, the Company ceased the amortization of goodwill, currently representing expense of $58.9 million per year. Although the Company has not completed the transitional impairment test, the Company does not currently expect a material impairment charge upon adoption.

Revenue Recognition

        Effective October 1, 2000, Millennium changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract. The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which is included in the loss for the year ended December 31, 2000.

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

Net Loss Per Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. The 2000 and 1999 net loss attributable to common stockholders is calculated by including the deduction of a deemed preferred stock dividend relating to the excess of the fair value of the Company's common stock over the carrying value of the Millennium Predictive Medicine, Inc. ("MPMx") and Millennium Biotherapeutics, Inc. ("MBio") minority interests acquired, respectively. For the years ended December 31, 2001, 2000 and 1999, diluted net loss per share is the same as basic net loss per share, as the inclusion of outstanding common stock options, warrants and convertible debt would be antidilutive.

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiary are measured using the local currency as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. Foreign currency transaction gains and losses are included in the results of operations and are not material to the Company's consolidated financial statements. Translation adjustments are excluded from the determination of net loss and are accumulated in a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

Comprehensive Loss

        Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income as of December 31, 2001 and 2000 included $34.9 million and $10.8 million, respectively and $0.5 million and $0.3 million, respectively, of unrealized gains on marketable securities and cumulative foreign currency translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under FASB SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force ("EITF") 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of

Effective Date of SFAS No. 133." SFAS No. 133 was amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company has adopted this new accounting standard effective January 1, 2001 and it did not have a significant effect on the financial statements.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 for the fiscal year beginning after December 15, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, the Company ceased the amortization of goodwill, currently representing expense of $58.9 million per year. Although the Company has not completed the transitional impairment test, the Company does not currently expect a material impairment charge upon adoption.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002 and it did not have a significant effect on the financial statements.

[3] Subsidiaries

Millennium BioTherapeutics, Inc.

        In May 1997, the Company established Millennium BioTherapeutics, Inc. ("MBio") as a subsidiary and, pursuant to a Technology Transfer and License Agreement, transferred and/or licensed certain technology to MBio in exchange for 9,000,000 shares of the subsidiary's Series A convertible preferred stock. At that time, MBio entered into a strategic alliance with Eli Lilly and Company ("Lilly") for the discovery and development of novel therapeutic proteins. Under the terms of a related stock purchase agreement, Lilly purchased $20 million of Series B convertible preferred stock of MBio for an approximate 18% equity interest in MBio. The accompanying consolidated financial statements for 1999 include the accounts of MBio since inception. The minority interest in the accompanying consolidated statements of operations includes the minority stockholder's interest in the net loss of MBio for the year ended December 31, 1999.

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

        On June 2, 2000, the Company acquired the outstanding preferred stock of its MPMx subsidiary that it did not already own, making MPMx a wholly-owned subsidiary of the Company. The transaction was a stock-for-stock merger. Under the terms of the agreement, MPMx shareholders, including Becton Dickinson, received 0.8 shares of Millennium common stock in exchange for each MPMx share. The Company recorded a deemed preferred stock dividend of $45.7 million in 2000 relating to the excess of the fair value of its common stock over the carrying value of the MPMx minority interest acquired from Becton Dickinson.

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

Goodwill	$159,080
Assembled workforce	2,920
Core technology	18,712
In-process research and development	350,503

Total Allocated to Intangibles	$531,215

        During 2000, the Company determined that certain LeukoSite contingent consideration related to previous acquisitions made by LeukoSite were probable. As a result, the Company accrued $15.9 million of contingent consideration through an increase to goodwill. During 2001, the Company issued an additional $19.7 million of contingent consideration related to the previous acquisitions made by LeukoSite. Amounts allocated to goodwill, assembled workforce, and core technology are being amortized on a straight-line basis over a period of four years. The Company also incurred a one-time, noncash charge to operations in 1999 of $350.5 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

        The most significant purchased research and developments projects that were in-process at the date of the acquisition consisted of a chemotherapeutic agent, a humanized monoclonal antibody for oncology and non-oncology indications, and 10 molecules in preclinical development. In aggregate these projects represented approximately 83% of the in-process value. The chemotherapeutic agent represented approximately 39% of the in-process research and development value. Key assumptions used in the analysis of the chemotherapeutic agent included gross margin of 95% and a discount rate of 22%. The chemotherapeutic agent is a new class of small molecules that acts by inhibiting the proteasome, the complex of a cell which regulates the breakdown of proteins that are critical for cell proliferation. As of the date of the acquisition, the project was expected to be completed and commercially available in the U.S. in 2006, with an estimated cost to complete of approximately $15.0 to $20.0 million. During 2000 and 2001, the Company reprioritized and expanded its clinical development strategy for this chemotherapeutic agent and now believes the estimated costs to complete the original project are approximately $55.0 million to $60.0 million as of December 31, 2001. As December 31, 2001, this project was expected to be completed and commercially available in the U.S. in 2003.

        The humanized monoclonal antibody represented approximately 20% of the in-process research and development value. Key assumptions used in the analysis of this project included gross margins of 100%, as revenue is royalty based, and a discount rate of 19%. The primary indication for this humanized monoclonal antibody, CAMPATH®, relates to the treatment of refractory chronic lymphocytic leukemia for which Millennium & ILEX Partners, L.P. ("M&I") received FDA approval. The antibody works by binding to an antigen found on leukemia cells, thus triggering their destruction. As of the date of the acquisition, the Biologics License Application ("BLA") for the CAMPATH® product was expected to be completed by the end of 1999 and the Company anticipated that the CAMPATH® product would be commercially available in the U.S. in 2000. In December 2000, the FDA Advisory Committee recommended accelerated approval of the CAMPATH® product. The clinical trials for the other indications for the humanized monoclonal antibody are expected to be completed and products commercially available in the U.S. between 2003 and 2004. As the BLA for the CAMPATH® product was near completion at the time of the acquisition and the clinical trials for the other indications build substantially on work already performed, the estimated cost to complete these projects was not considered to be significant at the time of acquisition, nor is it considered to be significant now.

        The portfolio of molecules in preclinical development represented approximately 24% of the in-process research and development value. As these products are expected to be partnered, revenue will be royalty based. Therefore, gross margins of 100% were used in the analysis. The discount rate used in valuing the portfolio of preclinical molecules was 23.25%.

        Molecules in preclinical development relate primarily to treatments for inflammatory and autoimmune conditions and diseases, as well as treatments for asthma and allergies. At the date of the acquisition, of the ten molecules in the preclinical portfolio, the first molecules are expected to be completed and commercially available in the U.S. in 2005 with the remaining molecules expected to be completed and commercially available in the U.S. between 2006 and 2008. At the date of acquisition and at December 31, 2000, the estimated cost to complete all projects in preclinical development was approximately $40.0 to 45.0 million. At December 31, 2001, the Company now believes that the first of these molecules will be completed and commercially available in the U.S. in 2006 with the remaining molecules to be completed and commercially available in the U.S. between 2008 and 2012. The expanded estimated costs to complete all the projects in preclinical development was approximately $95 to $100 million at December 31, 2001.

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

        Pro forma net loss for the year ended December 31, 1999 was $80.3 million or $0.47 per share assuming the LeukoSite acquisition had occurred on January 1, 1998.

[5] CDC Acquisition

        On July 27, 2000, the Company acquired Cambridge Discovery Chemistry Ltd. ("CDC"), a subsidiary of Oxford Molecular Group, plc, for an aggregate purchase price of $51.8 million. The transaction was recorded as a purchase for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of tangible assets acquired and liabilities assumed was allocated to intangible assets resulting in $5.5 million of specific intangible assets relating to contracts and assembled workforce and $48.9 million of goodwill. The acquisition did not result in an in-process research and development charge. Intangible assets and goodwill are being amortized on a straight-line basis over four years. The Company has not presented pro forma results of operations as though CDC was acquired on January 1,1999 because the pro forma results are not materially different than the actual results of operations recorded. The consolidated financial statements include CDC's operating results from the date of acquisition.

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

        Effective October 1, 2000, Millennium changed its method of accounting for revenue recognition in accordance with SAB 101. The cumulative effect of the change resulted in a charge to income of $107.7 million and relates to revenue previously recognized by the Company that was deferred into future periods. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods. Included in revenue is $43.9 million and $20.0 million in 2001 and 2000, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. The amount of revenue to be recognized in future years that was included in the cumulative effect of change in accounting principle is $35.9 million, $8.3 million and $.5 million in 2002, 2003, and 2004, respectively.

        In 1998, Millennium and Bayer entered into a five-year research collaboration. In connection with the company's adoption of SAB 101, Millennium began recognizing the research funding portion of the Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to management's estimate of the total work to be performed under the alliance. The estimates are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. To reflect research productivity improvements, management revised its estimate of the remaining work to be performed under the alliance, which resulted in a cumulative catch up adjustment of $18.4 million of additional revenue in September 2001. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the year ended December 31, 2001 was $210.4 million and $0.96 per share.

Significant Alliances Beginning in 2001

        On March 9, 2001, the Company entered into a strategic alliance with Abbott Laboratories ("Abbott"). This alliance is for a five-year term, and is a research and development collaboration in the area of metabolic diseases. The Company and Abbott have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also includes a technology exchange and development agreement and an equity investment agreement by Abbott, under which the Company is eligible to receive up to $250 million. As part of this $250 million equity investment agreement, Abbott made investments of $50.0 million, $28.6 million and $28.6 million in April 2001, September 2001 and December 2001, respectively, and has agreed to make additional investments totaling $142.8 million in five remaining equal quarterly installments through 2003.

        On April 5, 2001, the Company entered into an agreement with BZL Biologics, L.L.C. ("BZL"), a privately-held company, to develop and commercialize antibody-based therapeutics targeting Prostate Specific Membrane Antigen (PSMA). The development plan includes programs for both immunotoxin and radio-labeled products. The primary indication expected for products targeting PSMA is prostate cancer, although PSMA may also be a relevant therapeutic target in other solid tumors. The terms of the agreement call for Millennium and BZL to jointly develop the immunotoxin and radiolabeled products for the prostate cancer indication until a predetermined clinical decision point. Thereafter, Millennium will have full responsibility for development, manufacturing and commercialization of all antibody-based therapies for all indications, as well as all diagnostic products. Millennium will be responsible for all development costs of the products. In addition, BZL will be entitled to receive milestone payments and royalties based on net sales of any marketed products.

        On November 26, 2001, the Company entered into an agreement with XOMA Ltd. ("XOMA") in which XOMA will collaborate to develop two of the Company's biotherapeutic agents: CAB-2 and MLN01, for certain vascular inflammation indications. Under the terms of the agreement, XOMA will be responsible for development activities and related costs through the completion of Phase II trials. XOMA has agreed to make payments to the Company at the beginning of the collaboration and upon achievement of certain clinical milestones. If successful completion of Phase II, the Company will have the right to commercialize the products and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments. Under an investment agreement, the Company committed to purchase, at XOMA's option, up to $50 million worth of XOMA common shares over the next three years.

        On December 14, 2001 the Company and Xenova Group, plc ("Xenova") entered into a license agreement for the development and North American commercialization of Xenova's novel compounds for the treatment of solid tumors in cancer. The program includes three molecules; MLN576, XR5944, and XR11612. MLN576 is an oral agent that has entered Phase I clinical development with the first patients screened for study entry. The two additional compounds are in preclinical development. Under the terms of the agreement, the Company will acquire development and exclusive marketing rights to the topoisomerase program in North America in exchange for an upfront payment as well as future milestone payments and royalties following the achievement of specific development and sales goals. Xenova retains commercialization rights for all products arising from this topoisomerase collaboration outside the United States, Canada and Mexico, including marketing in Europe and the rest of the world. Xenova will retain responsibility for performing development activities associated with the program, which will be funded by the Company commencing in 2003, to the end of Phase II clinical trials. Thereafter, the Company will assume responsibility for subsequent development activities in North America and Xenova will retain development activity responsibility for the rest of the world.

Significant Alliances Beginning in 2000

        On June 22, 2000, the Company entered into an alliance with Aventis Pharmaceuticals Inc. ("Aventis"), the pharmaceutical company of Aventis S.A., covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of the Company's technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in the Company by Aventis. The companies have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits in North America. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to the Company. Under a Technology Transfer Agreement, the Company agreed to provide Aventis with rights to its drug discovery technologies in exchange for payments of up to $200.0 million over a five-year period. As of December 31, 2001, Aventis had invested all $250.0 million in the Company's common stock as agreed under an Investment Agreement.

Significant Alliances Beginning in 1999

        On February 22, 1999, MPMx and Becton Dickinson formed a strategic alliance in the diagnostic field. The five-year, genomics-based research collaboration focuses on several areas of oncology. Under the alliance, MPMx has agreed to undertake a research program to identify genetic markers and related assays that may be used to develop diagnostic products for several types of cancer. Becton Dickinson has agreed to manufacture and market any products that result from the research of MPMx, and MPMx will receive a royalty based upon gross profits from any related product sales. On March 31, 1999, Becton Dickinson made a fair market value equity investment in MPMx of $15.0 million, representing approximately an 11% voting interest in MPMx, and paid a $3.0 million licensing fee to MPMx. On June 2, 2000 the Company acquired the outstanding preferred stock of MPMx. Becton Dickinson received 0.8 shares of Millennium common stock in exchange for each MPMx share. Becton Dickinson has agreed to pay MPMx up to $51.5 million in research funding and additional annual license fees over the term, provided the alliance continues for the full five-year term. Becton Dickinson has agreed to pay milestones and royalties to MPMx in connection with the commercialization and sale of any products developed through the alliance.

        Through its merger with LeukoSite, the Company became a party to a joint venture agreement with ILEX Products, Inc. ("ILEX") to form M&I for the purpose of developing and commercializing the CAMPATH® product, a monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. In August 1999, M&I and Schering AG entered into a distribution and development agreement which grants Schering AG exclusive marketing and distribution rights to the CAMPATH® product in the U.S., Europe and the rest of the world except Japan and East Asia, where M&I retained rights. In the United States, Berlex Laboratories, Inc., Schering's U.S. affiliate, and M&I share in the profits from the sale of the CAMPATH®  product. On sales made in the rest of the territory, Schering AG has agreed to pay royalties equivalent to the rate of profit sharing expected in the U.S. Under the terms of the agreement, Schering agreed to make payments of up to $30.0 million, all of which had been paid at December 31, 2001, for rights to the CAMPATH® product upon the achievement of certain regulatory milestones. On December 31, 2001, ILEX Oncology, Inc. ("ILEX Oncology") acquired our equity interest in M&I which owns the CAMPATH® product. In exchange for our equity interest in M&I, ILEX Oncology paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional $120 million over the next three years if sales of CAMPATH® in the U.S. meet specified sales thresholds. In addition, we will be entitled to additional payments from ILEX Oncology based on U.S. sales of CAMPATH® after 2004. The Company accounted for its investment in the joint venture under the equity method of accounting. During the years ended December 31, 2001 and 2000, the Company recognized $3.3 million and $5.6 million of revenue from research and development activities performed on behalf of and to be reimbursed by M&I, respectively. At December 31, 2001 and 2000, the Company had an amount receivable of $1.1 million and $3.8 million, respectively, included in Due from strategic alliance partners, for amounts due from M&I, for such work.

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

[7]    Marketable Securities

        The following is a summary of available-for-sale securities (in thousands):

	December 31, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Loss from Impairments	Estimated Fair Value
Corporate bonds:
Due in one year or less	$305,161	$6,091	$(51)		$311,201
Due in one to three years	871,272	24,730	(1,397)	$(1,794)	892,811
Asset-backed securities
Due in one year or less	2,491	17	—	—	2,508
Due in one to three years	189,762	3,418	(177)		193,003
U.S. government agency securities
Due in one year or less	3,528	90	—	—	3,618
Due in one to three years	28,515	2,264	(45)	—	30,734
Convertible note	5,000	—	—	—	5,000

	$1,405,729	$36,610	$(1,670)	$(1,794)	$1,438,875

	December 31, 2000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds:
Due in one year or less	$73,225	$397	$(88)	$73,534
Due in one to three years	851,862	8,805	(1,001)	859,666
Asset-backed securities
Due in one year or less	677	—	—	677
Due in one to three years	305,222	1,957	(108)	307,071
U.S. government agency securities
Due in one year or less	2,462	13	—	2,475
Due in one to three years	42,069	792	(3)	42,858

	$1,275,517	$11,964	$(1,200)	$1,286,281

[8]    Property and Equipment

        Property and equipment consists of the following at December 31 (in thousands):

	2001	2000
Equipment	$132,105	$105,803
Capitalized software	11,674	8,064
Leasehold improvements and construction in progress	122,483	35,056

	266,262	148,923
Less accumulated depreciation and amortization	97,662	63,120

	$168,600	$85,803

        Depreciation expense, which includes amortization of assets recorded under capital leases, was $35.5 million, $23.2 million, and $17.1 million in 2001, 2000 and 1999, respectively.

[9]    Commitments

Lease Commitments

        The Company conducts the majority of its operations in leased facilities with leased equipment. At December 31, 2001 and 2000, respectively, the Company has capitalized leased equipment totaling $98.6 million and $74.3 million, with related accumulated amortization of $54.3 million and $39.4 million. Such amounts are included in Note 8.

        The Company leases its laboratory and office space under operating lease agreements with various terms and renewal options, including major facilities with lease expirations ranging from 2002 through 2020. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

        On August 4, 2000, the Company entered into lease agreements, relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or (b) the date on which the Company commences occupancy of the respective building. Both leases are for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings. The cost to complete each of the buildings is expected to be approximately $37.9 and $42.0 million, respectively. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

        At December 31, 2001, the Company has pledged $47.3 million of marketable securities, included in restricted cash, as collateral for letters of credit for certain leased facilities.

        At December 31, 2001, future minimum commitments under leases with noncancelable terms of more than one year, excluding the August 4, 2000 leases described above, are as follows (in thousands):

	Capital Leases	Operating Leases
Year:
2002	$21,110	$27,852
2003	16,778	24,588
2004	12,602	27,468
2005	7,569	24,338
2006	2,048	24,280
Thereafter	—	113,159

Total	60,107	$241,685

Less amount representing interest	7,464

Present value of minimum lease payments	52,643
Less current portion of capital lease obligations	17,536

Capital lease obligations, net of current portion	$35,107

        Total rent expense was $33.6 million, $24.3 million and $15.1 million in 2001, 2000 and 1999, respectively.

External Collaborations

        The Company funds research efforts of various academic collaborators in connection with its research and development programs. Total future fixed commitments under these agreements approximate $5.0 million in 2002, $1.0 million in 2003 and $.2 million in 2004.

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

        During 2001 and 2000, the Company paid an aggregate of $2.6 million and $54.9 million in cash, respectively to certain holders of the Company's 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of their notes into Millennium common stock. These cash payments were expensed during 2001 and 2000. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. These conversions resulted in the retirement of $12.6 million and $304.1 million in 2001 and 2000, respectively, of outstanding principal of the

Company's 5.5% convertible subordinated notes due January 15, 2007, the issuance of approximately 0.3 million and 7.2 million share in 2001 and 2000, respectively, of the Company's common stock, and the reclassification of deferred debt issuance costs of $0.1 million and $7.0 million in 2001 and 2000, respectively, to additional paid-in capital. At December 31, 2001, the Company had $83.3 million of outstanding 5.5% convertible subordinated notes due January 15, 2007.

[11]    Stockholders' Equity

Preferred Stock

        The Company has 5,000,000 authorized shares of preferred stock, $0.001 par value, issuable in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Common Stock

        On October 11, 2000, Millennium completed a public offering of 11,000,000 shares of its common stock resulting in net proceeds to the Company of approximately $677.1 million. On October 17, 2000 the underwriters exercised their over-allotment option with respect to an additional 1,465,500 shares of common stock, resulting in net proceeds to the Company of an additional $90.3 million. The Company has used and expects to continue to use the net proceeds of this offering for working capital and other corporate purposes including financing the Company's growth, accelerating the expansion of its technology platform, developing products, including conducting preclinical testing and clinical trials, and acquisitions of businesses, products and technologies that complement or expand the Company's business.

Common Stock Warrants

        At December 31, 2001, the Company has outstanding exercisable warrants to purchase 815,286 shares of Common Stock with a weighted-average exercise price of $5.51 per share, which expire through 2007.

Stock Option Plans

        The 1993 Incentive Stock Plan (the "1993 Plan") allows for the granting of incentive and nonstatutory options to purchase up to 21,600,000 shares of common stock. At December 31, 2001, a total of 1,197,877 shares of common stock have been reserved for issuance under the 1993 Plan.

        The 1996 Equity Incentive Plan (the "1996 Plan") is substantially consistent with the terms of the 1993 Plan and, as amended, provides for the granting of options to purchase 22,400,000 shares of common stock. At December 31, 2001, a total of 11,541,676 shares of common stock have been reserved for issuance under the 1996 Plan.

        The 1997 Equity Incentive Plan (the "1997 Plan"), as amended, provides for the granting of 16,000,000 options to purchase shares of common stock. The terms and conditions of the 1997 Plan are substantially consistent with those of the 1993 Plan and the 1996 Plan. At December 31, 2001, a total of 8,568,365 shares of common stock have been reserved for issuance under the 1997 Plan.

        The 2000 Incentive Stock Plan (the "2000 Plan") allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At December 31, 2001, a total of 19,829,863 shares of common stock have been reserved for issuance under the 2000 Plan.

        The 1996 Director Option Plan (the "Director Plan") provides for the granting of nonstatutory stock options to non-employee directors. At December 31, 2001, a total of 888,333 shares of common stock have been reserved for issuance under the Director Plan.

        Under the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee's compensation or $25,000 in any calendar year. The first offering period began on October 1, 1996. A total of 2,600,000 shares of common stock have been reserved for issuance under the Purchase Plan, as amended. At December 31, 2001, subscriptions were outstanding for an estimated 85,211 shares at $15.55 per share.

        Under the SAYE Plan (the "SAYE Plan"), our United Kingdom employees who are not eligible to participate in the Stock Purchase Plan may purchase shares of common stock at a discount. A total of 500,000 shares of common stock have been reserved for issuance under the SAYE Plan. At December 31, 2001, subscriptions were outstanding for an estimated 24,498 shares at $21.64 per share.

        In connection with the mergers of MBio and MPMx into the Company, MBio's 1997 Equity Incentive Plan (the "MBio 1997 Plan") and MPMx's 1997 Equity Incentive Plan (the "MPMx 1997 Plan") were assumed by Millennium. In December 1999, in connection with the merger of LeukoSite and the Company, Millennium assumed the LeukoSite 1993 Stock Option Plan. The Plans, as assumed, allow for the granting of incentive and nonstatutory options to purchase up to 5,293,950 shares of Millennium common stock. At December 31, 2001, a total of 2,236,539 shares of common stock have been reserved for issuance under these assumed Plans.

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

        The following table presents the combined activity of the Company's stock plans for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	29,539,240	$25.22	27,468,636	$7.20	24,452,780	$3.78
Granted	10,173,493	29.19	13,611,995	47.52	13,188,624	10.93
Exercised	(3,158,480)	5.53	(9,966,672)	7.23	(8,553,856)	3.79
Canceled	(2,768,002)	36.79	(1,574,719)	17.85	(1,618,912)	4.14

Outstanding at December 31	33,786,251	27.41	29,539,240	25.22	27,468,636	7.20

Options exercisable at December 31	15,250,950	$21.29	9,420,873	$11.80	10,297,760	$4.12

        The weighted-average per share fair value of options granted during 2001, 2000, and 1999 was $19.36, $31.68, and $9.10, respectively.

        The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2001 for the above plans:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (Yrs.)
Range of Exercise Prices	Number		Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.03 - $4.69	4,061,754	5.27	$3.27	3,646,886	$3.30
4.72 - 7.53	3,419,589	6.17	5.26	2,879,209	5.17
7.57 - 14.73	3,797,851	7.35	9.34	2,097,394	9.18
15.63 - 24.34	4,002,210	8.92	17.36	824,381	18.51
24.51 - 33.25	5,027,062	9.07	29.59	1,093,102	30.24
33.75 - 41.31	3,212,012	9.26	37.07	517,214	38.07
41.81 - 44.00	4,407,615	8.21	43.87	1,879,538	43.88
45.00 - 58.75	3,391,546	8.43	48.28	1,386,923	47.89
59.94 - 72.56	1,847,544	8.33	64.84	732,042	64.80
73.03 - 73.03	619,068	8.75	73.03	194,261	73.03

	33,786,251			15,250,950

        At December 31, 2001, 45,077,939 shares of Common Stock were reserved for issuance upon exercise of stock options and warrants.

SFAS No. 123 Disclosures

        Pursuant to the requirements of SFAS No. 123, the following are the pro forma consolidated net loss and consolidated net income loss per share for 2001, 2000, and 1999 as if the compensation cost for the stock option and stock purchase plans had been determined based on the fair value at the grant date for grants in 2001, 2000, and 1999 (in thousands, except per share amounts):

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss attributable to common stockholders	$(192,005)	$(394,180)	$(355,287)	$(556,676)	$(379,904)	$(400,972)
Basic and diluted net loss per share	(0.88)	(1.80)	(1.84)	(2.89)	(2.61)	(2.76)

        The fair value of stock options and common shares issued pursuant to the Stock Option and Stock Purchase Plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options			Stock Purchase Plan
	2001	2000	1999	2001	2000	1999
Expected life (years)	4.4	4.5	4.4	0.5	0.5	0.5
Interest rate	4.35%	6.43%	5.59%	2.90%	5.72%	4.83%
Volatility	.87	.84	.67	.87	.84	.67

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

        The effects on 2001, 2000 and 1999 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the Stock Option and Stock Purchase Plans are not necessarily representative of the effects on reported results of operations for future years as the periods presented include only two, three and four years, respectively, of option grants and share purchases under the Company's plans.

[12]    Income Taxes

        The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to loss before minority interest, the cumulative effect of accounting change and provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	2001	2000	1999
Loss before minority interest and cumulative effect of accounting change and provision for income taxes	$(191,850)	$(201,927)	$(353,940)
Expected tax benefit at 34%	$(65,229)	$(68,655)	$(120,340)
Write off of purchased research and development	—	—	119,171
Amortization of goodwill	17,003	15,857	1,298
Change in valuation allowance for deferred tax assets allocated to tax expense	48,072	52,315	(543)
Other permanent items	154	483	414

Income tax provision	$—	$—	$—

        At December 31, 2001, the Company has unused net operating loss carryforwards of approximately $845.3 million available to reduce federal taxable income expiring in 2004 through 2021 and $780.4 million available to reduce state taxable income expiring in 2002 through 2006. The Company also has federal and state research tax credits of approximately $53.6 million available to offset federal and state income taxes, both of which expire beginning in 2009. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits. No income tax payments were made in 2001, 2000 and 1999.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

	2001	2000	1999
Net operating loss carryforwards	$334,251	$287,714	$70,747
Research and development tax credit carryforwards	50,651	32,307	22,202
Capitalized research costs	17,507	19,880	21,101
Property and other intangible assets	22,719	12,762	5,929
Deferred revenue	62,005	34,726	—
Other	4,722	6,649	2,570

Total deferred tax assets	491,855	394,038	122,549
Valuation allowance	(479,636)	(390,281)	(122,549)

	12,219	3,757	—
Deferred tax liability:
Unrealized gain on marketable securities	(12,219)	(3,757)	—

Net deferred tax asset	$—	$—	$—

        The valuation allowance increased by $89.4 million during 2001 due primarily to the increase in research and development tax credits, net operating loss carryforwards related to the exercise of stock options and differences in revenue recognition for financial accounting and tax purposes. The valuation allowance increased by $267.7 million during 2000 due primarily to the increase in research and development tax credits, net operating loss carryforwards related to the exercise of stock options and the cumulative effect of accounting change. The deferred tax assets acquired from LeukoSite and ChemGenics are subject to review and possible adjustments by the Internal Revenue Service and may be limited due to the change in ownership provisions of the Internal Revenue Code.

        Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 would be allocated as follows (in thousands):

Reported in the statement of operations	$208,140
Reported as a decrease to goodwill	56,044
Reported in additional paid-in capital	215,452

$479,636

[13]    Subsequent Events (unaudited)

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. ("COR") through the issuance of approximately 55.0 million shares of the Company's common stock. This calculation is based on COR's outstanding common stock at the time of the merger using the conversion ratio of .9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock were assumed by

Millennium and converted into options to purchase approximately 6.1 million shares of Millennium common stock. The Company will account for the transaction as a purchase for accounting purchase and allocate the purchase price, based upon independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets allocated to in-process research and development, developed technology and trademark and goodwill. In connection with the COR acquisition, the Company assumed COR's $600.0 million in convertible debt and is required to commence an offer to repurchase these notes for cash at face value no later than March 14, 2002 and to repurchase tendered notes on April 29, 2002.

[14]    Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2001	Second Quarter Ended June 30, 2001	Third Quarter Ended September 30, 2001	Fourth Quarter Ended December 31, 2001
Statement of Operations Data:
Revenue under strategic alliances	$50,364	$59,066	$82,175	$54,611
Costs and expenses:
Research and development	92,521	94,583	98,840	114,631
General and administrative	16,236	19,397	18,315	28,715
Amortization of intangible assets	16,267	16,029	15,714	16,544

Total costs and expenses	125,024	130,009	132,869	159,890

Loss from operations	(74,660)	(70,943)	(50,694)	(105,279)
Other income, net	24,159	24,213	25,460	38,306
Debt conversion expense	(2,567)	—	—	—

Net loss attributable to common stockholders	$(53,068)	$(46,730)	$(25,234)	$(66,973)

Amounts per common share:
Basic and diluted net loss attributable to common stockholders per share	$(0.25)	$(0.21)	$(0.11)	$(0.30)
Weighted average shares, basic and diluted	215,371	217,779	220,069	222,415

	First Quarter Ended March 31, 2000	Second Quarter Ended June 30, 2000	Third Quarter Ended September 30, 2000	Fourth Quarter Ended December 31, 2000
Statement of Operations Data:
Revenue under strategic alliances	$47,236	$46,473	$43,874	$58,686
Costs and expenses:
Research and development	60,100	62,011	68,783	77,846
General and administrative	10,823	11,057	12,439	14,996
Amortization of intangible assets	11,970	12,161	14,480	16,512
Total costs and expenses	82,893	85,229	95,702	109,354

Loss from operations	(35,657)	(38,756)	(51,828)	(50,668)
Other income, net	2,888	2,775	5,472	18,699
Debt conversion expense	—	—	(49,332)	(5,520)

Loss before cumulative change in accounting principle	(32,769)	(35,981)	(95,688)	(37,489)
Cumulative effect of change in accounting principle	(107,692)	—	—	—

Net loss	$(140,461)	$(35,981)	$(95,688)	$(37,489)
Deemed preferred stock dividend	—	(45,668)	—	—

Net loss attributable to common stockholders	$(140,461)	$(81,649)	$(95,688)	$(37,489)

Amounts per common share:
Basic and diluted net loss attributable to common stockholders per share	$(0.78)	$(0.44)	$(0.49)	$(0.18)
Weighted average shares, basic and diluted	180,890	184,440	193,570	211,786

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During our two most recent fiscal years there have been no disagreements with our independent accountants on accounting and financial disclosure matters.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding our Directors and Executive Officers is contained in Part I of this annual report in the section entitled "Directors and Executive Officers of the Company."

        For additional information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Proposal One—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement we will file with the Securities and Exchange Commission in connection with the solicitation of proxies for Millennium's 2002 Annual Meeting of Stockholders to be held on April 25, 2002. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

Item 11.    EXECUTIVE COMPENSATION

        For information regarding our executive compensation, we direct you to the sections entitled "Director Compensation," "Compensation of Executive Officers," and "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement we will file with the Securities and Exchange Commission in connection with the solicitation of proxies for Millennium's 2002 Annual Meeting of Stockholders to be held on April 25, 2002. We are incorporating the information contained in those sections of our Proxy Statement here by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        For information about security ownership of certain beneficial owners and management required by this item, we direct you to the section entitled "Ownership of Millennium's Common Stock" contained in the Proxy Statement we will file with the Securities and Exchange Commission in connection with the solicitation of proxies for Millennium's 2002 Annual Meeting of Stockholders to be held on April 25, 2002. We are incorporating the information contained in this section of our Proxy Statement here by reference.

Equity Compensation Plan Information

        This table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2001.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	32,464,309	$27.36	10,539,128(3)(4)
Equity compensation plans not approved by security holders (2)	1,431,651	27.93	1,304,888
Total	33,895,960	27.38	11,844,016(3)(4)

(1)
Includes our:

•
1993 Equity Incentive Plan

•
1996 Equity Incentive Plan

•
1997 Equity Incentive Plan

•
1996 Directors Option Plan

•
2000 Stock Incentive Plan

•
1996 Employee Stock Purchase Plan

(2)
Includes our:

•
1997 Equity Incentive Plan of Millennium BioTherapeutics, Inc.

•
1997 Equity Incentive Plan of Millennium Predictive Medicine, Inc.

•
Amended and Restated 1993 Stock Option Plan of LeukoSite, Inc.

•
Millennium Pharmaceuticals, Inc. SAYE Plan.

  We assumed the first three of these plans in connection with acquisitions of Millennium BioTherapeutics, Inc., Millennium Predictive Medicine, Inc. and LeukoSite, Inc., respectively. Our Board of Directors adopted the SAYE Plan to provide our United Kingdom employees, who are not eligible to participate in our 1996 Employee Stock Purchase Plan, with the opportunity to purchase shares of our common stock through a payroll deductions plan. The adoption of SAYE Plan did not require stockholder approval. A description of the material terms of our 1997 Equity Incentive Plan of Millennium BioTherapeutics, Inc., 1997 Equity Incentive Plan of Millennium Predictive Medicine, Inc., Amended and Restated 1993 Stock Option Plan of LeukoSite, Inc. and. SAYE Plan is included in Note 11 "Stockholders' Equity" to our consolidated financial statements included in Item 8 of this annual report.

(3)
In addition to stock options, under our 2000 Stock Incentive Plan we may issue restricted stock or similar awards, limited to no more than 5% of the maximum cumulative number of shares reserved under the Plan. As of December 31, 2001 there were 19,829,863 shares reserved for issuance under the plan, including 13,314,825 subject to outstanding options.

(4)
Includes 6,515,038 shares issuable under our 2000 Stock Incentive Plan as of December 31, 2001. The 2000 Plan provides for an increase in the number of shares of our common stock available for issuance under the 2000 Plan on each of January 1, 2001, 2002 and 2003 by an amount equal to 5% of the number of shares of our common stock outstanding on the last business day of the previous calendar year, or a lesser amount as determined by our Board of Directors.

        The information in this table is as of December 31, 2001 and does not include an aggregate of 6,050,210 shares issuable upon the exercise of options outstanding as of March 1, 2002 under equity compensation plans that we assumed on February 12, 2002 in connection with our acquisition of COR. The weighted average exercise price per share of the excluded options is $13.07.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information required by this item, we direct you to the caption entitled "Certain Relationships and Related Transactions" contained in the Proxy Statement we will file with the Securities and Exchange Commission in connection with the solicitation of proxies for Millennium's 2002 Annual Meeting of Stockholders to be held on April 25, 2002. We are incorporating the information contained in this section of our Proxy Statement here by reference.

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

(b)
The following Current Reports on Form 8-K were filed by the Company from October 1, 2001 through December 31, 2001.

        1.    A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 30, 2001 to report, pursuant to Item 5, that on October 29, 2001, the Company issued a press release to announce that it entered into an agreement with ILEX Oncology, Inc. ("ILEX") to restructure their 50-50 joint venture, Millennium & ILEX Partners L.P., as a result of which ILEX would acquire the Company's equity interest in the partnership, and the Company will receive a series of payments and take a royalty position.

        2.    A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 26, 2001 to report, pursuant to Item 5, that on November 26, 2001, the Company issued a press release to announce that it entered into an agreement with XOMA Ltd. ("XOMA") to collaborate in the development of two of the Company's biotherapeutic agents: CAB-2 and MLN01 for certain vascular inflammation indications. Under an investment agreement, the Company committed to purchase up to $50 million of XOMA common shares over the next three years, through a combination of convertible debt and equity at then prevailing market prices.

        3.    A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 6, 2001 to report, pursuant to Item 5, that on December 5, 2001, the Company entered into an Agreement and Plan of Merger among the Company, PGM Corporation, a Delaware corporation and wholly owned subsidiary of the Company ("Sub") and COR Therapeutics, Inc., a Delaware corporation ("COR") pursuant to which each outstanding share of common stock of COR will be converted into the right to receive 0.9873 shares of common stock of the Company.

The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: "Changing the Practice of Medicine"SM, Chemoprediction™, DGx™, Diagnomics™, Expression Explorer™, G2P™, "Gene to Patient"™, the Millennium "M" logo and design (trademark), MBio™, Melastatin®, Millennium®, Millennium Biotherapeutics®, Millennium InformationSM, Millennium Pharmaceuticals™, Millennium Predictive Medicine™, MPMx™, Pharmacoinformatics™, Protein Explorer™, RADE®, Sequence Explorer®, "Transcending the Limits of Medicine"™ and INTEGRILIN® (eptifibatide) Injection. CAMPATH® is a registered trademark, and MabCAMPATH is a trademark, of ILEX Pharmaceuticals, L.P. TNKase™ and Activase® are trademarks of Genentech, Inc. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC.
Date: March 7, 2002
	By:	/s/ MARK J. LEVIN Mark J. Levin Chairperson, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. LEVIN Mark J. Levin	Chairperson of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 7, 2002
/s/ KEVIN P. STARR Kevin P. Starr	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2002
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Vice Chairperson and Director	March 7, 2002
/s/ EUGENE CORDES Eugene Cordes	Director	March 7, 2002
/s/ SHAUN R. COUGHLIN Shaun R. Coughlin	Director	March 7, 2002
/s/ GINGER L. GRAHAM Ginger L. Graham	Director	March 7, 2002

/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	March 7, 2002
/s/ RAJU S. KUCHERLAPATI Raju S. Kucherlapati	Director	March 7, 2002
/s/ ERIC S. LANDER Eric S. Lander	Director	March 7, 2002
/s/ ERNEST MARIO Ernest Mario	Director	March 7, 2002
/s/ EDWARD D. MILLER, JR. Edward D. Miller, Jr.	Director	March 7, 2002
/s/ NORMAN C. SELBY Norman C. Selby	Director	March 7, 2002
/s/ KENNETH E. WEG Kenneth E. Weg	Director	March 7, 2002

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC filing date	Exhibit number	Filed with this 10-K
2.1	Agreement and Plan of Merger, dated as of December 5, 2001, among the Company, PGM Corporation and COR Therapeutics, Inc.	8-K	12/6/01	2.1
	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-Q 8-K 10-Q	6/20/96 4/13/00 4/19/01	4.1 3 3.1

3.2	Amended and Restated Bylaws of the Company, as amended	10-Q 10-Q 10-Q	6/20/96 5/2/00 11/9/00	4.2 3.1 3.1

	Instruments defining the rights of security holders, including indentures
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A (333-2490)	5/2/96	4.1

4.2	Indenture, dated as of January 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee relating to the 5.50% Convertible Subordinated Notes due January 15, 2007 (including the form of debenture)	10-K	2/25/00	4.2

4.3	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	4/5/01	4.1

4.4	(a) Indenture, dated February 24, 2000, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), as Trustee, relating to the 5.00% Convertible Subordinated Notes due March 1, 2007	(a)10-Q*	5/10/00	4.1
	(b) First Supplemental Indenture dated as of February 12, 2002	(b)8-K	2/13/02	4.5
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)8-K	2/13/02	4.6

4.5	(a) Indenture, dated June 11, 2001, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (as successor to Firstar Bank, N.A.), as Trustee, relating to the 4.50% Convertible Senior Notes due June 15, 2006	(a)10-Q*	8/3/01	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)S-3 (333-82654)	2/13/02	4.2

	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)S-3 (333-82654)	2/13/02	4.3

	Material contracts—Financing Agreements

10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/96 8/14/97 2/25/00 3/15/01	10.2 10.9 10.3, 10.4 10.2

	Material contracts—Real Estate
10.2	Lease Agreement dated August 26, 1993, as amended, by and between the Company and the Massachusetts Institute of Technology, as amended, for 640 Memorial Drive, Cambridge, MA	S-1 (333-2490) 10-K 10-K 10-K	3/18/96 3/24/99 2/25/00 3/15/01	10.32 10.57 10.6 10.4

10.3	Lease dated November 17, 1997 by and between the Company and FC 45/75 Sidney, Inc., as amended, for 45 and 75 Sidney Street, Cambridge, MA	10-K 10-K	3/27/98 2/25/00	10.22 10.9

10.4	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 35 Landsdowne Street, Cambridge, MA	10-Q	11/9/00	10.3

10.5	Agreement between Owner and Contractor by and between the Company and Turner Construction Company dated as of May 4, 2001 for 35 Landsdowne Street, Cambridge, MA	10-Q	8/3/01	10.2

10.6	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 40 Landsdowne Street, Cambridge, MA	10-Q	11/9/00	10.4

10.7	Agreement for Lease dated February 9, 2001 among Granta Park Limited, MEPC Limited, Millennium Pharmaceuticals Limited and the Company (including the form of lease)	10-K	3/15/01	10.8

10.8	Lease Agreement dated July 1, 2001 between Britannia Pointe Grand Limited Partnership and the Company (as successor to COR Therapeutics, Inc.)	10-Q*	10/31/01	10.3

	Material contracts—research and development/collaboration agreements
10.9	Agreement dated October 27, 1997 by and among the Company, Monsanto Company and Cereon Genomics Inc. (formerly Monsanto Agricultural Genomics II LLC)†	8-K/A	1/30/98	99.1

10.10	(a) Agreement dated September 22, 1998 by and between the Company and Bayer AG, as amended†	(a)10-Q 10-Q 10-K	11/16/98 11/9/00 3/15/01	10.1 10.1, 10.2 10.14
	(b) Registration Rights Agreement dated November 10, 1998	10-Q (b)10-Q	10/25/01 11/16/98	10.2 10.3

10.11	Collaboration and License Agreement dated February 21, 1999 by and between the Company (as successor to Millennium Predictive Medicine, Inc.) and Becton, Dickinson and Company, as amended†	10-Q 10-K 10-Q	7/30/99 3/15/01 10/25/01	10.1 10.18 10.1

10.12	(a) Collaboration and License Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals, Inc., as amended†	(a)10-Q 10-Q	7/26/00 10/25/01	10.1 10.3
	(b) Technology Development Agreement dated June 22, 2000†	(b)10-Q	7/26/00	10.2
	(c) Technology Transfer Agreement dated June 22, 2000†	(c)10-Q	7/26/00	10.3
	(d) Registration Rights Agreement dated June 22, 2000	(d)10-Q	7/26/00	10.4

10.13	(a) Collaboration and License Agreement dated March 9, 2001 by and between the Company and Abbott Laboratories†	(a)10-Q	4/19/01	10.1
	(b) Technology Exchange and Development Agreement dated March 9, 2001†	(b)10-Q	4/19/01	10.2
	(c) Investment Agreement dated March 9, 2001	(c)10-Q	4/19/01	10.3
	Material contracts—MLN591

10.14	Development and License Agreement between the Company and BZL Biologics, LLC effective as of April 5, 2001†	10-Q	8/3/01	10.1
	Material contracts—MLN02

10.15	Development Collaboration and License Agreement, dated as of December 18, 1997, between the Company (as successor to LeukoSite, Inc.) and Genentech, Inc.†	8-K**	1/26/98	10.1

	Material contracts—CAMPATH®
10.16	Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., mHoldings Trust and the Company	10-Q***	11/2/01	10.1

	Material contracts—INTEGRILIN®(eptifibatide) Injection
10.17	Amended and Restated Collaboration Agreement, dated as of December 11, 2001 by and between the Company (as successor to COR Therapeutics, Inc.) and Kyowa Hakko Kogyo Co., Ltd.†				X

10.18	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Societe Anonyme, dated July 27, 1994, as amended†	10-Q*	11/13/98	10.24, 10.25, 10.26, 10.27, 10.28, 10.29

10.19	Long Term Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Societe Anonyme, dated September 28, 1995, as amended†	10-Q*	11/13/98	10.22, 10.23

10.20	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended†	10-Q* 10-K* 10-K* 10-Q* 10-Q*	8/8/95 3/25/99 3/30/00 8/10/00 11/8/00	10.41 10.33 10.35 10.1 10.1, 10.2

10.21	Co-Promotion Agreement dated January 1, 2001 by and between Genentech, Schering Sales Management, Inc. and the Company (as successor to COR Therapeutics, Inc.)†	10-Q*	5/9/01	10.1

	Material contracts—MLN01
10.22	(a) Development and License Agreement dated as of November 26, 2001 by and among the Company, XOMA (US) LLC and XOMA Ireland Limited†	(a)8-K/A****	12/13/01	2 3 4
	(b) Investment Agreement dated as of November 26, 2001 by and among XOMA Ltd., the Company and mHoldings Trust†	(b)8-K/A****	12/13/01	3
	(c) Registration Rights Agreement dated November 26, 2001 by and among the Company, mHoldings Trust and XOMA Ltd.†	(c)8-K/A****	12/13/01	4

	Material contracts—miscellaneous
10.23	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000	10-Q*	5/10/00	10.2

10.24	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., and Needham & Company, Inc., dated June 11, 2001	10-Q*	8/3/01	10.2

10.25	Registration Rights Agreement dated January 20, 2000 between the Company and Goldman, Sachs & Co., ING Barings LLC, FleetBoston Robertson Stephens Inc., and Credit Suisse First Boston Corporation	10-K	2/25/00	10.29

	Material contracts—management contracts and compensatory plans
10.26	1996 Director Option Plan#	S-1/A (333-2490)	4/9/96	10.1

10.27	1997 Equity Incentive Plan assumed by the Company as successor to Millennium BioTherapeutics, Inc.#				X

10.28	1997 Equity Incentive Plan assumed by the Company as successor to Millennium Predictive Medicine, Inc.#				X

10.29	(a) Amended and Restated 1993 Stock Option Plan, as amended, assumed by the Company as successor to LeukoSite, Inc. #	(a)S-1(333-30213)** 10-K**	6/27/97 3/24/98	10.23 10.23
	(b) Fourth and Fifth Amendments				(b)X

10.30	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	5/9/01	10.2

10.31	1994 Non-employee Directors' Stock Option Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	5/9/01	10.4

10.32	1998 Non-Officer Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	5/9/01	10.5

10.33	Millennium Pharmaceuticals, Inc. SAYE Plan#				X

10.34	Agreement dated as of April 21, 1993, by and between the Company and Raju Kucherlapati#	S-1 (333-2490)	3/18/96	10.14

10.35	Form of Employment Offer Letter entered into with certain executive officers of the Company, together with a schedule of parties thereto#	10-K	2/25/00	10.34

10.36	Form of Promissory Notes made in favor of the Company by certain executive officers of the Company, together with a schedule of parties thereto#	10-K	3/15/01	10.40

10.37	Form of Stock Restriction Agreement entered into with certain executive officers of the Company, together with a schedule of parties thereto#	10-K	3/15/01	10.41

10.38	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Vaughn M. Kailian, Charles J. Homcy, Shaun R. Coughlin, Ginger L. Graham, and Ernest Mario#	S-1 (33-40627)*	5/16/91	10.1

10.39	Form of Key Employee Change in Control Severance Plan between the Company (as successor to COR Therapeutics, Inc.) and Vaughn M. Kailian and Charles J. Homcy#	10-Q*	11/4/99	10.1

21	Subsidiaries of the Company				X

23.1	Consent of Ernst & Young LLP, Independent Auditors				X

#
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K

†
Confidential treatment requested as to certain portions

*
COR Therapeutics, Inc. filing (Commission file no. 0-19290)

**
LeukoSite, Inc. filing (Commission file no. 0-22769)

***
ILEX Oncology, Inc. filing (Commission file no. 0-22147)

****
XOMA Ltd. filing (Commission file no. 0-14710)

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
RISK FACTORS THAT MAY AFFECT RESULTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
Millennium Pharmaceuticals, Inc. Selected Financial Data
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Millennium Pharmaceuticals, Inc. Report of Independent Auditors
Millennium Pharmaceuticals, Inc. Consolidated Balance Sheets
Millennium Pharmaceuticals, Inc. Consolidated Statements of Operations
Millennium Pharmaceuticals, Inc Consolidated Statements of Cash Flows
Millennium Pharmaceuticals, Inc Statements of Stockholders' Equity
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX