Form 10-Q
period 2002-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2002-04-30
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-28494
MILLENNIUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
Delaware	04-3177038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Sidney Street, Cambridge, Massachusetts 02139
 (Address of principal executive offices) (zip code)

(617)  679-7000
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.001 par value, outstanding on April 22, 2002, was 281,883,958.

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$175,901	$35,993
Marketable securities	1,810,490	1,438,875
Due from strategic alliance partners	65,062	18,360
Inventory	91,118	—
Prepaid expenses and other current assets	24,252	21,389

Total current assets	2,166,823	1,514,617
Property and equipment, net	208,515	168,600
Restricted cash	45,822	47,308
Other assets	29,820	13,362
Goodwill, net	1,200,868	138,519
Intangible assets, net	511,180	25,328

Total assets	$4,163,028	$1,907,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,227	$25,237
Accrued expenses	131,172	89,372
Current portion of deferred revenue	154,635	71,018
Current portion of capital lease obligations	17,400	17,536

Total current liabilities	350,434	203,163
Deferred revenue, net of current portion	13,502	17,902
Capital lease obligations, net of current portion	32,132	35,107
Long term debt	683,325	83,325

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 281,729 shares at March 31, 2002 and 224,290 shares at December 31, 2001 issued and outstanding	282	224
Additional paid-in capital	4,329,407	2,477,334
Deferred compensation	(4,049)	(765)
Notes receivable from officers	(204)	(315)
Accumulated other comprehensive income	4,672	34,371
Accumulated deficit	(1,246,473)	(942,612)

Total stockholders' equity	3,083,635	1,568,237

Total liabilities and stockholders' equity	$4,163,028	$1,907,734

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2002	2001
(in thousands, except per share amounts)

Revenues:
Product revenue	$22,142	$—
Revenue under strategic alliances	46,457	50,364

Total revenues	68,599	50,364

Costs and expenses:
Research and development	101,312	92,521
Selling, general and administrative	37,241	16,236
Cost of product revenue	7,728	—
Acquired in-process research and development	242,000	—
Amortization of intangible assets	5,543	16,267

Total costs and expenses	393,824	125,024

Loss from operations	(325,225)	(74,660)
Other income (expense):
Equity in operations of joint venture	—	(964)
Investment income	28,157	27,459
Interest expense	(6,793)	(2,336)
Debt conversion expense	—	(2,567)

Net loss	$(303,861)	$(53,068)

Amounts per common share:
Net loss per share, basic and diluted	$(1.20)	$(0.25)

Weighted average shares, basic and diluted	253,901	215,371

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2002	2001
(in thousands)
Cash Flows from Operating activities:
Net loss	$(303,861)	$(53,068)
Adjustments to reconcile net loss to cash
used in operating activities:
Acquired in-process research and development	242,000	—
Depreciation and amortization	15,526	24,269
Gain on available-for-sale securities	(4,887)	(2,196)
Stock compensation expense	2,577	887
Equity in operations of joint venture	—	964
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,991)	(486)
Due from strategic alliance partners	(33,317)	(19,052)
Restricted cash and other assets	1,850	(140)
Accounts payable and accrued expenses	(10,896)	(3,217)
Deferred revenue	(1,652)	(2,108)

Net cash used in operating activities	(94,651)	(54,147)

Cash Flows from Investing activities:
Investments in marketable securities	(305,947)	(213,723)
Proceeds from sales and maturities of marketable securities	236,836	134,004
Investment in joint venture	—	(656)
Purchase of property and equipment and other long term assets	(31,113)	(8,951)
Net cash acquired in COR Therapeutics, Inc. acquisition	309,147	—

Net cash provided by (used in) investing activities	208,923	(89,326)

Cash Flows from Financing activities:
Net proceeds from sales of common stock	24,804	50,000
Net proceeds from employee stock purchases	4,743	6,850
Principal payments on capital leases	(3,677)	(3,299)

Net cash provided by financing activities	25,870	53,551

Increase (decrease) in cash and cash equivalents	140,142	(89,922)
Equity adjustment from foreign currency translation	(234)	25
Cash and cash equivalents, beginning of period	35,993	166,086

Cash and cash equivalents, end of period	$175,901	$76,189

Supplemental Cash Flow Information:
Cash paid for interest	$3,396	$866

Supplemental Disclosure of Noncash Investing and Financing Activities:
Acquisition of COR Therapeutics, Inc., including direct transaction costs	$1,833,329	$—
Construction costs for laboratory and office space	8,672	—
Conversion of subordinated debt to common stock	—	12,582
Equipment acquired under capital leases	—	4,306
Write off of capital assets	—	558
Reclassification of debt issuance costs to additional paid-in capital	—	110

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.        Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission (SEC) on March 7, 2002.

2.        Summary of Significant Accounting Policies

(a)        Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2002 and December 31, 2001 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

(b)        Inventory

        Inventory represents bulk materials used in the production of INTEGRILIN® and INTEGRILIN® finished goods inventory on hand, valued at cost. Inventory consists of the following (in thousands):

March 31, 2002
Bulk materials	$52,931
Finished goods	38,187

$91,118

(c)        Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets. Accumulated amortization on intangible assets was $18.2 million and $12.7 million at March 31, 2002 and December 31, 2001, respectively.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142,

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, the Company ceased the amortization of goodwill. The Company completed its transitional assessment of goodwill and no impairment loss was recognized.

        The following unaudited pro forma adjusted net losses have been prepared as if SFAS No. 142 had been applied retroactively:

	Three Months Ended March 31,
	2002	2001
(in thousands, except per share amounts)
Net loss	$(303,861)	$(53,068)
Add back: Goodwill amortization	—	14,512
Add back: Assembled workforce amortization	—	295

Adjusted net loss	$(303,861)	$(38,261)

Amounts per common share, basic and diluted:
Net loss	$(1.20)	$(0.25)
Add back: Goodwill amortization	—	0.07
Add back: Assembled workforce amortization	—	0.00

Adjusted net loss	$(1.20)	$(0.18)

(d)        Revenue Recognition

        Product revenue includes the Company's share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by Schering-Plough Ltd. and Schering Corporation (collectively "Schering"), as well as the reimbursement from Schering of the Company's costs of product revenue. The Company recognizes revenue when Schering ships INTEGRILIN® to wholesalers and records it net of allowances, if any. The Company's cost of product revenue consists of certain manufacturing-related expenses associated with the sale of INTEGRILIN® within copromotion territories. The Company defers certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Also included in product revenue are reimbursements of certain manufacturing-related expenses and royalties from Schering on sales of INTEGRILIN® outside the copromotion territory.

        Effective October 1, 2000, Millennium changed its method of accounting for revenue under strategic alliances in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract.

        The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which is included in the loss for the year ended December 31, 2000. The amount of revenue recognized in the three months ended March 31, 2002 and 2001 that was included in the cumulative effect of change in accounting principle and was recognized in prior years was $11.1 million and $10.1 million, respectively.

(e)        Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates in one business segment, which primarily focuses on the discovery, development and commercialization of proprietary therapeutic and diagnostic human healthcare products and services. All of the Company's product revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection and revenues from its strategic alliances. Revenues from one strategic partner accounted for approximately 26% and 30% of consolidated revenues in the three months ended March 31, 2002 and 2001, respectively. Revenues from a second and third partner accounted for approximately 16% and 22% and 15% and 20% of consolidated revenues in the three months ended March 31, 2002 and 2001, for the second and third partners respectively. There were no other significant customers during the three months ended March 31, 2002 and 2001, respectively.

(f)        Information concerning market and source of supply concentration

        Millennium and Schering copromote INTEGRILIN® in the United States and share any profits and losses. Together with Schering and Genentech, Inc., the Company also copromotes INTEGRILIN® for use with Genentech's fibrinolytic, or clot-dissolving, drugs TNKase™ and Activase® across the United States. INTEGRILIN® has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to Schering rights to market INTEGRILIN® outside the United States, and Schering pays the Company royalties based on these sales of INTEGRILIN®. The Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is Schering, for the filling and final packaging of INTEGRILIN®.

(g)        Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. For all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options, warrants and convertible debt would be antidilutive.

(h)        Comprehensive Loss

        Comprehensive loss was $333.6 million and $37.4 million for the three months ended March 31, 2002 and 2001, respectively. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income at March 31, 2002 included $5.5 million of unrealized gains on marketable securities and $0.8 million of cumulative foreign currency translation adjustments.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

3.        COR Acquisition

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. ("COR") for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement. This calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by Millennium pursuant to the merger and converted into options to purchase approximately 6.1 million shares of Millennium common stock.

        The total cost of the merger was determined as follows (in thousands):

Fair value of Millennium shares (calculated using $30.57 per share average fair value for the three days prior to and after announcement of the merger)	$1,685,334

Value of COR options assumed, net of intrinsic value of unvested options	127,714

Millennium transaction costs, consisting primarily of financial advisory, legal and accounting fees	20,281

$1,833,329

        The fair value of options assumed was determined using the Black-Scholes method assuming expected lives ranging from one to five years, a risk-free rate of 4.35%, volatility of 86.88% and no expected dividends. In accordance with FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25, a portion of the intrinsic value of unvested options of COR has been allocated to deferred stock compensation. Deferred stock compensation will be amortized on a straight-line basis over the estimated remaining vesting period of the related options.

        The transaction was recorded as a purchase for accounting purposes and the consolidated financial statements include COR's operating results from the date of the acquisition. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets and goodwill as follows (in thousands):

Net tangible assets acquired	$37,585
In-process research and development	242,000
Identifiable intangible assets (primarily developed technology--13 year useful life and trademark--indefinite life)	494,000
Goodwill	1,059,744

$1,833,329

        The Company recorded a one-time, noncash charge to operations in the quarter ended March 31, 2002 related to $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

        The income approach was used to establish the fair values of developed technology, trademark and acquired in-process research and development. This approach establishes the fair value of an asset by estimating the after-tax cash flows attributable to the asset over its useful life and then discounting these after-

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

tax cash flows back to a present value. The discounting process uses a rate of return commensurate with the time value of money and investment risk factors.

        The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of COR had occurred on January 1, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
(in thousands, except per share amounts)

Total revenues	$86,124	$73,144

Net loss	$(86,732)	$(64,288)

Amounts per common share:
Net loss, basic and diluted	$(0.31)	$(0.24)

Weighted average shares, basic and diluted	279,627	270,499

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

4.        Revenues and Strategic Alliances

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

        In March 2002, Abbott Laboratories ("Abbott") made a $28.6 million purchase of Millennium common stock pursuant to the March 2001 Investment Agreement between the Company and Abbott.

5.        Convertible Debt

        In connection with the COR acquisition, the Company assumed COR's $600.0 million in convertible debt resulting from two offerings: the 5.0% convertible subordinated notes due March 1, 2007 and the 4.5% convertible senior notes due June 15, 2006. Under the terms of the notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.0% notes on March 1 and September 1 and of the 4.5% notes on June 15 and December 15 of each year, respectively. On March 14, 2002, the Company, as required by the terms of the notes, commenced cash repurchase offers to the noteholders in amounts equal to 100% of the principal amounts of the notes plus interest accrued and unpaid through April 28, 2002. These offers and the related withdrawal rights expired at 9:00 a.m., Eastern Time, on Monday, April 29, 2002.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

        The Company has 5.5% convertible subordinated notes due January 15, 2007 that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by the Company under certain circumstances. Under the terms of the notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year. All required interest payments to date have been made.

        During the three months ended March 31, 2001, the Company paid $2.6 million in cash to certain holders of Millennium's 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of $12.6 million of their notes into approximately 0.3 million shares of Millennium common stock. These cash payments were expensed during the three months ended March 31, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. At March 31, 2002, the Company had $83.3 million of outstanding 5.5% convertible subordinated notes due January 15, 2007.

6.        Subsequent Events

        On April 22, 2002, the Company announced it will amend the terms of the notes assumed in the merger with COR to induce noteholders to hold such notes until at least April 29, 2003 by offering a premium redemption. Specifically, the Company has amended its 4.5% convertible senior notes due June 15, 2006 to permit noteholders to require the Company to repurchase these notes for cash at a price of $1,095 per $1,000 of principal amount if such notes are held until April 29, 2003. The Company has amended the 5.0% convertible subordinated notes due March 1, 2007 to permit noteholders to require the Company to repurchase these notes for cash at a price of $1,085 per $1,000 of principal amount if such notes are held until April 29, 2003.

        On April 29, 2002, the Company's cash repurchase offers to the noteholders of the outstanding 4.5% convertible senior notes due June 15, 2006 and 5.00% convertible subordinated notes due March 1, 2007 expired. As of the expiration, $40,000 of these notes have been tendered and will be converted into cash and approximately $599.9 million of these notes remain outstanding. The cost of the redemption premium associated with these outstanding notes will be recognized in the second quarter 2002 statement of operations.

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

        Our management's discussion and analysis of our financial condition and results of our operations are subject to important factors that could cause our future results to differ materially from those indicated. See "Risk Factors That May Affect Results."

Alliances

        We have entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic and predictive medicine products and services. These alliances provide us with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or share profits if our collaborations are successful in developing and commercializing products. The alliances which we consider material to our business are:

•	a collaboration agreement with Schering-Plough Ltd. and Schering Corporation (collectively "Schering") to jointly develop and commercialize INTEGRILIN® (eptifibatide) Injection on a worldwide basis;

•	an agreement with Genentech to copromote INTEGRILIN® with Genentech's fibrinolytic, or clot- dissolving drugs, TNKase™ (tenecteplase) and Activase® (alteplase) across the United States;

•	an in-license and development agreement with Xenova Group, plc for novel compounds for the treatment of solid tumors in cancer;

•	a collaboration agreement with XOMA Ltd., pursuant to which XOMA has agreed to develop two biotherapeutic agents;

•	a joint development agreement with BZL Biologics, L.L.C. for immunotoxin and radiolabeled products;

•	a joint development and commercialization agreement with Abbott Laboratories in metabolic diseases;

•	a technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc. in inflammatory disease;

•	a collaboration agreement with Becton Dickinson focused primarily on Diagnomics® products for specified cancers;

•	a research agreement with Bayer, AG in cardiovascular disease, and certain areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections; and

•	a research alliance and technology transfer agreement with Monsanto Company in plant agriculture.

        Historically, we have primarily derived our revenue from payments from our strategic alliances with major pharmaceutical companies. Beginning in the first quarter of 2002 and in connection with our acquisition of COR, we began recognizing product revenue which principally relates to our share of the profits from the sale of INTEGRILIN® (eptifibatide) Injection, in copromotion territories by Schering-Plough Ltd. and Schering Corporation. Additionally, product revenues include recognition of reimbursement of certain manufacturing-related expenses and royalties from Schering on sales of INTEGRILIN® outside the copromotion territory.

Acquisitions

        As part of our business strategy, we continually consider joint development, merger and acquisition opportunities that may provide us with products on the market, products in later stage development or additional capabilities necessary to accelerate our downstream drug discovery efforts.

        COR.        On February 12, 2002, we acquired COR Therapeutics, Inc. ("COR") through the issuance of approximately 55.1 million shares of our common stock. The number of shares of our common stock issued in the acquisition was calculated using the conversion ratio of 0.9873 of a share of our common stock for each share of COR common stock outstanding at the time of the merger. In addition, options to purchase approximately 6.2 million shares of COR common stock were assumed by us and converted into options to purchase approximately 6.1 million shares of our common stock. The transaction has been recorded as a purchase for accounting purposes and the purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values. We allocated the excess of the purchase price over the estimated fair market value of net tangible assets acquired to in-process research and development, developed technology and trademark and goodwill. Through the merger, we added approximately 300 new employees, a facility in South San Francisco, California, acquired INTEGRILIN® for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology.

        In connection with the COR acquisition, we assumed COR's $600.0 million in convertible debt resulting from two offerings: the 5.0% convertible subordinated notes due March 1, 2007 and the 4.5% convertible senior notes due June 15, 2006. As a result, the noteholders have an option to convert to our common stock. On March 14, 2002, as required by the terms of the notes, we made a cash repurchase offer to the noteholders in amounts equal to 100% of the principal amounts of the notes plus interest accrued and unpaid through April 28, 2002. These offers and the related withdrawal rights expired at 9:00 a.m., Eastern Time, on Monday, April 29, 2002.

        On April 22, 2002, we amended the terms of the notes assumed in the merger with COR to induce noteholders to hold such notes until at least April 29, 2003 by offering a premium redemption. Specifically, we amended our 4.5% convertible senior notes due June 15, 2006 to permit noteholders to require the Company to repurchase these notes for cash at a price of $1,095 per $1,000 of principal amount if such notes are held until April 29, 2003. We amended the 5.0% convertible subordinated notes due March 1, 2007 to permit noteholders to require the Company to repurchase these notes for cash at a price of $1,085 per $1,000 of principal amount if such notes are held until April 29, 2003. The cost of this premium will be recognized in our second quarter 2002 statement of operations.

Expansion of Operations

        During 2002 and 2001, we have and will continue to expand our operations through internal growth, additional strategic alliances and the COR acquisition, which closed in February 2002. To build development and commercialization capabilities, in 2001 we hired staff in critical functions, including global commercial operations, clinical research and operations, strategic product development, government relations and regulatory affairs, as well as in other support areas.

        As a result of the COR acquisition, we will incur additional significant expenses for research and development and to develop, train, maintain and manage our sales force for INTEGRILIN® (eptifibatide) Injection.

        We expect to continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that we will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs and as a result of our efforts to advance acquired products or our own development programs to commercialization. Our results of operations for any period may not be indicative of future results as our revenues under strategic alliance and licensing arrangements and from product revenue may fluctuate from period to period or year to year.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K, we believe the following accounting policies to be critical:

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

        Product revenue includes our share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by Schering, as well as the reimbursement from Schering of our costs of copromotion revenue. We recognize copromotion revenue when Schering ships related product to wholesalers and record it net of allowances, if any. Our costs of product revenue consist of certain manufacturing-related expenses associated with the sale of INTEGRILIN® within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Also included in product revenue are reimbursements to us by Schering of certain manufacturing-related expenses for materials used outside the copromotion territory and royalties from Schering on sales of INTEGRILIN® outside the copromotion territory.

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

        Inventory—Inventory represents bulk materials used in the production of INTEGRILIN® (eptifibatide) Injection and INTEGRILIN® finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. If product sales differ from projections, inventory may not be fully utilized and could be subject to impairment.

Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill. We completed our transitional assessment of goodwill and no impairment loss was recognized.

Results of Operations

Quarters Ended March 31, 2002 and March 31, 2001

        In connection with our acquisition of COR in February 2002, results for the three months ended March 31, 2002 (the "2002 Period") include approximately six and one-half weeks of results from the acquired business. For the 2002 Period, we reported a net loss of $303.9 million or $1.20 per basic and diluted share as compared to a net loss of $53.1 million or $0.25 per basic and diluted share for the three months ended March 31, 2001 (the "2001 Period").

        Revenues increased to $68.6 million for the 2002 Period from $50.4 million for the 2001 Period. The increase is attributable to our share of product revenue from INTEGRILIN® compromoted by us and Schering. Also included in product revenue are reimbursements of certain manufacturing-related expenses and royalties from Schering on sales of INTEGRILIN® outside the copromotion territory.

        Included in revenue for the periods presented in 2002 and 2001 is $11.1 million and $10.1 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101.

        Research and development expenses increased to $101.3 million in the 2002 Period from $92.5 million for the 2001 Period. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in personnel and facilities, expenses relating to clinical trials and preclinical product candidates, and consulting.

        As of March 31, 2002, we had ten product candidates in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. In 2001, we initiated a Phase II trial of our lead oncology candidate, MLN341, in patients with hematologic cancers and Phase I trials for potential treatment of patients with solid tumors. Also in 2001, we initiated Phase II trials of MLN02 in patients with ulcerative colitis and of MLN977 in patients with asthma. The radio-labeled version of our anti-PSMA (prostate specific membrane antigen) antibody, MLN591 is in Phase I trial in patients with hormone-refractory prostate cancer. In November 2001, we initiated a Phase I trial of our first genomically-derived molecule, MLN4760, for the potential treatment of obesity. CMR International, an independent research organization, estimates that clinical trials in our franchise areas are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1-2 years
Phase II	2-3 years
Phase III	2-3 years

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

        Selling, general and administrative expenses increased to $37.2 million for the 2002 Period from $16.2 million for the 2001 Period. The increase was largely due to the expansion of our commercial organization, other business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in personnel expenses, consulting and facility expenses.

        Cost of product revenue consists of certain manufacturing-related expenses associated with the sale of INTEGRILIN® (eptifibatide) Injection within copromotion territories. Cost of product revenue fluctuates in relation to the domestic sales of INTEGRILIN® and as we incur more or less of the joint activities that we undertake in our collaboration with Schering.

        On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement. This calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by us pursuant to the merger and converted into options to purchase approximately 6.1 million shares of Millennium common stock.

        The transaction was recorded as a purchase for accounting purposes and the consolidated financial statements include COR's operating results from the date of the acquisition. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets and goodwill.

        We also recorded a one-time, noncash charge to operations in the quarter ended March 31, 2002 of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

        The income approach was used to establish the fair values of developed technology, trademark and acquired in-process research and development. This approach establishes the fair value of an asset by estimating the after-tax cash flows attributable to the asset over its useful life and then discounting these after-tax cash flows back to a present value. The discounting process uses a rate of return commensurate with the time value of money and investment risk factors. Accordingly, for the purpose of establishing the fair value of developed technology, trademark and acquired in-process research and development, revenues for each future period were estimated, along with costs, expenses, taxes and other charges. Revenue estimates were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors.

        The in-process technology we acquired from COR consisted of five significant research and development projects with values assigned of $4.0 million to $149.0 million for each project. These pipeline products include therapeutics for the treatment of cardiovascular diseases, including acute myocardial infarction, restenosis, cirrhosis, pulmonary fibrosis, venous thrombosis, and stroke prevention, as well as oncology. Through the acquisition date, COR had spent approximately $80.0 million to $140.0 million on each of these five in-process research and development projects. We expect to incur an additional $86.0 million to $146.0 million of development expenses for each of these five significant projects. The five projects acquired, which are in various stages of preclinical through Phase II clinical trials, are expected to reach completion in 2003 through 2009.

        The major risk associated with the timely completion and commercialization of these products is the ability to confirm the safety and efficacy of the technology based on the data of long-term clinical trials. If these projects are not successfully developed, future results of operations may be adversely affected. Additionally, the value of the other intangible assets acquired may become impaired.

        We believe that the assumptions used to value the acquired intangibles and in-process research and development were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

        Amortization of intangible assets in the 2002 Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. Amortization of intangible assets in the 2001 Period relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense decreased to $5.5 million in the 2002 Period from $16.3 million in the 2001 Period due to the adoption of SFAS No. 142, "Goodwill and Intangible Assets." Following our adoption of SFAS 142 effective as of January 1, 2002, we continue to amortize specifically identifiable intangible assets and ceased amortizing goodwill and assembled workforce which was reclassified to goodwill.

        Equity in operations of the M&I joint venture was a loss of $1.0 million for the 2001 Period. The loss is primarily attributable to pre-product launch marketing and sales activities of the joint venture. We sold our interest in the partnership to ILEX on December 31, 2001.

        Investment income increased to $28.2 million for the 2002 Period from $27.5 million for the 2001 Period. Interest expense increased to $6.8 million for the 2002 Period from $2.3 million for the 2001 Period primarily due to our assumption of COR's convertible notes.

        During the 2001 Period, we paid an aggregate of $2.6 million in cash to certain holders of our convertible notes in order to induce the conversion of their notes into our common stock.

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

        Historically, we have funded our cash requirements primarily through the following:

•	payments from our strategic collaborators including license fees, milestone payments and research funding;

•	equity investments by our strategic collaborators, including:

•	$28.6 million from Abbott in March 2002;
•	$50.0 million from Aventis in January 2001;

•	equity and debt offerings, including:

•	our October 2000 secondary public;
•	our January 2000 issuance of our 5.5% convertible subordinated notes due January 15, 2007; and

•	property and equipment financings.

        We expect to continue to fund our cash requirements from these external sources in the future. In particular, we are entitled to additional committed research and development funding under a number of our strategic alliances, Abbott has agreed to purchase an additional $114.2 million of our common stock in four quarterly installments through 2003 and we may receive additional substantial payments from ILEX as a result of our sale of our joint venture interest in M&I. In addition, we anticipate that product revenue relating to sales of INTEGRILIN® (eptifibatide) Injection in the U.S. will result in significant internally generated funds.

        We believe that the key factors that could affect our internal and external sources of cash are:

•	revenues and margins from sales of INTEGRILIN® and other products and services for which we obtain marketing approval in the future;

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biotechnology companies;

•	our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

•	the sales levels of CAMPATH®.

        As of March 31, 2002 and December 31, 2001, we had approximately $1.9 billion and $1.5 billion in cash, cash equivalents and marketable securities. This excludes $45.8 million of interest-bearing marketable securities classified as restricted cash on our balance sheet, which serve as collateral for letters of credit securing leased facilities.

        During the three months ended March 31, 2001, we paid $2.6 million in cash to certain holders of our 5.5% convertible subordinated notes due January 15, 2007 in order to induce the conversion of $12.6 million of our notes into approximately 0.3 million shares of Millennium common stock. These cash payments were expensed during the three months ended March 31, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. At March 31, 2002, we had $83.3 million of outstanding 5.5% convertible subordinated notes due January 15, 2007.

        During the first quarter of 2002, we received $28.6 million from Abbott for a purchase of approximately 1.4 million shares of our common stock under an equity investment agreement. During the first quarter of 2001, we received $50.0 million from Aventis for a purchase of approximately 0.8 million shares of our common stock under an equity investment agreement.

Cash Flows

        We used $94.7 million of cash in operating activities in the 2002 Period and $54.1 million in the 2001 Period. The principal use of cash in both 2002 and 2001 was to fund our net loss.

        Investing activities provided net cash of $208.9 million in the 2002 Period. We used cash of $89.3 million in investing activities in the 2001 Period. The principal source of funds in the 2002 Period is from the cash acquired in the COR acquisition. The principal uses in the 2002 and 2001 Periods were purchases of investments in marketable securities, property and equipment and other long term assets.

        Financing activities provided net cash of $25.9 million in the 2002 Period and $53.6 million in the 2001 Period. Principal sources of net cash from financing activities were the sale of common stock to Abbott in the 2002 Period and the sales of common stock to Abbott and Aventis in the 2001 Period.

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

        Our convertible notes aggregate $683.3 million in principal amount outstanding. These notes consist of $83.3 million of 5.5% convertible subordinated notes due 2007, $300.0 million of 4.5% convertible senior notes due June 15, 2006 assumed by us in the COR acquisition and $300.0 million of 5.0% convertible subordinated notes due March 1, 2007 assumed by us in the COR acquisition. All three issues of notes require semi-annual interest payments through maturity. On March 14, 2002, we, as required by the terms of the notes assumed by us in the COR acquisition, commenced cash repurchase offers to the noteholders in amounts equal to 100% of the principal amounts of the notes plus interest accrued and unpaid through April 28, 2002.

        In February 2001, we entered into a lease agreement relating to a building to be constructed for laboratory and office space in Cambridge, England. The lease has a term of 20 years and is expected to commence in 2003 upon completion of construction. We are responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.4 million per year and is subject to market adjustments at the end of the 5th, 10th and 15th years.

        We also have lease obligations relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for each building is expected to commence on the earlier of (a) September 1, 2002 or October 1, 2003, respectively or (b) the date on which we commence occupancy of the respective building. Both leases are for a term of seventeen years. We are responsible for a portion of the construction costs for both buildings. Our cost to complete each of the buildings is expected to be approximately $37.9 and $42.0 million, respectively. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

        There have been no significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2001, except for the $600.0 million of COR convertible debt and the related interest payments we assumed as part of the COR acquisition.

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

Subsequent Event

        On April 22, 2002, we amended the terms of the notes assumed in the merger with COR to induce noteholders to hold such notes until at least April 29, 2003 by offering a premium redemption. Specifically, we amended our 4.5% convertible senior notes due June 15, 2006 to permit noteholders to exchange these notes for cash at a price of $1,095 per $1,000 of principal amount if such notes are held until April 29, 2003. We amended the 5.0% convertible subordinated notes due March 1, 2007 to permit noteholders to exchange these notes for cash at a price of $1,085 per $1,000 of principal amount if such notes are held until April 29, 2003.

        On April 29, 2002, our cash repurchase offers to the noteholders of our outstanding 4.5% convertible senior notes due June 15, 2006 and 5.00% convertible subordinated notes due March 1, 2007 expired. As of the expiration, $40,000 of these notes have been tendered and will be converted into cash and approximately $599.9 million of these notes remain outstanding. The cost of the redemption premium associated with these outstanding notes will be recognized in our second quarter 2002 statement of operations.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, potential acquisitions, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions to help identify forward-looking statements.

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

        As a result of our acquisition of COR, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to develop appropriate systems, policies, benefits and compliance programs. In addition, COR has focused on developing products for treating and preventing cardiovascular diseases, while we have targeted oncology, inflammatory disease and metabolic disease. We will need to manage the allocation of our resources to this additional focus area, which includes the FDA approved drug INTEGRILIN® (eptifibatide) Injection. In the event we do not effectively manage the allocation of resources among our programs, sales of INTEGRILIN® or our ability to successfully develop our other existing product candidates into revenue generating products could be materially adversely affected.

Under the terms of the indentures for COR's convertible notes, which we have assumed, we are required to offer to repurchase the notes for cash.

        We have assumed the indentures governing COR's convertible notes aggregating $600 million in outstanding principal amount. As required by these indentures, as a result of our acquisition of COR, we have initiated an offer to repurchase the notes. In the event that the holders of large numbers of these notes accept the repurchase offer, the amount of our cash could be substantially diminished.

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

        At March 31, 2002 we had approximately $683 million of outstanding debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, we will be required to make interest payments on our outstanding convertible notes totaling approximately $33.1 million. In addition, we recently amended the convertible notes assumed upon our acquisition of COR to provide noteholders the right to put these notes to us, on April 29, 2003, for cash at a premium to face value. The aggregate amount of this premium is approximately $54 million. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail our research and development programs.

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

We have sold our interest in CAMPATH®; as a result, we will no longer have control over the financial success of that product.

        On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P., which owns the CAMPATH® product. In exchange for our equity interest in Millennium & ILEX Partners, ILEX paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional

$120.0 million over the next three years if sales of CAMPATH® in the U.S. meet specified sales thresholds. In addition, we will be entitled to additional payments from ILEX based on U.S. sales of CAMPATH® after 2004. There can be no assurance that we will receive any of the payments that are dependent on sales of CAMPATH®. In addition, we will have no ability to influence the actions of the entity that owns CAMPATH® and, therefore, will have no control over the financial success of CAMPATH®.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $23.2 million decrease in the fair value of our investments as of March 31, 2002. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio.

        The interest rates on our convertible subordinated notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of March 31, 2002 we did not have any off-balance sheet arrangements.

PART II OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        On March 7, 2002, we issued and sold to Abbott Laboratories 1,358,603 shares of our common stock for aggregate proceeds of approximately $28.6 million. These shares were issued in connection with a collaboration agreement between the parties and no person served as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Special Meeting of Stockholders held on February 12, 2002, our stockholders approved the issuance of shares of our common stock to the stockholders of COR Therapeutics, Inc. in the merger of our wholly owned subsidiary with and into COR by the following vote:

For	Against	Abstain
119,080,033	6,682,667	1,522,298

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)	Reports on Forms 8-K

         The following Current Reports on Form 8-K were filed by us since January 1, 2002.

         1.         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 18, 2002 pursuant to Item 5, to update the description of the securities of Millennium Pharmaceuticals, Inc.

         2.         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 22, 2002, to report, pursuant to Item 5, that we issued a press release on January 22, 2002, to announce our financial results for the year ended December 31, 2001 and provide guidance on our financial expectations for the current fiscal year.

         3.         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 13, 2002 to report, pursuant to Item 5, that on February 12, 2002, we closed our acquisition of COR Therapeutics, Inc., a Delaware corporation pursuant to an Agreement and Plan of Merger dated as of December 5, 2001, by and among Millennium, PGM Corporation, a Delaware corporation and our wholly owned subsidiary, and COR.

         4.         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 28, 2002, to report, pursuant to Item 5, the financial statements of COR for the fiscal year ended December 31, 2001 and related pro forma financial information for us and COR, in order to incorporate by reference such information into certain of our filings under the Securities Act of 1933, as amended.

         5.         A Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2002 to file, pursuant to Items 5 and 7, as exhibits the Third Supplemental Indenture, dated as of April 22, 2002, between us and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), relating to our 4.5% Convertible Senior Notes due June 15, 2006 and the Third Supplemental Indenture, dated as of April 22, 2002, between us and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), relating to our 5.0% Convertible Subordinated Notes due March 1, 2007 in order to incorporate by reference those documents into our filings under the Securities Act of 1933, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: April 30, 2002	By	/s/ KEVIN P. STARR

Kevin P. Starr
Chief Operating Officer and
Chief Financial Officer
(principal financial and
chief accounting officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
+	10.1	Amendment No. 6 dated as of March 22, 2002 to Agreement dated as of September 22, 1998 by and between Bayer AG and the Company.

+         Confidential treatment requested as to certain portions.