Form 10-Q
period 2002-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2002-08-13
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.001 par value, outstanding on August 9, 2002, was 284,432,421.

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

The following trademarks of the Company are used in this Quarterly Report on Form 10-Q:  Diagnomics™, Melastatin®, Millennium®, Millennium Pharmaceuticals™, VELCADE™ (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection. CAMPATH® is a registered trademark of ILEX Pharmaceuticals, L.P., TNKase™ and Activase® are trademarks of Genentech, Inc., ReoPro® is a trademark of Eli Lilly and Company and Aggrastat® is a trademark of Merck & Co., Inc. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$54,841	$35,993
Marketable securities	1,854,053	1,438,875
Due from strategic alliance partners	45,115	18,360
Inventory	103,524	—
Prepaid expenses and other current assets	60,358	21,389

Total current assets	2,117,891	1,514,617
Property and equipment, net	246,112	168,600
Restricted cash	38,942	47,308
Other assets	37,407	13,362
Goodwill, net	1,202,314	138,519
Intangible assets, net	503,426	25,328

Total assets	$4,146,092	$1,907,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,714	$25,237
Accrued expenses	202,754	89,372
Current portion of deferred revenue	152,505	71,018
Current portion of capital lease obligations	17,491	17,536

Total current liabilities	397,464	203,163
Deferred revenue, net of current portion	9,207	17,902
Capital lease obligations, net of current portion	29,927	35,107
Long term debt	683,285	83,325

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 284,063 shares at June 30, 2002 and 224,290 shares at December 31, 2001 issued and outstanding	284	224
Additional paid-in capital	4,365,649	2,477,334
Deferred compensation	(3,277)	(765)
Notes receivable from officers	(170)	(315)
Accumulated other comprehensive income	17,935	34,371
Accumulated deficit	(1,354,212)	(942,612)

Total stockholders' equity	3,026,209	1,568,237

Total liabilities and stockholders' equity	$4,146,092	$1,907,734

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in thousands, except per share amounts)

Revenues:
Product revenue	$44,927	$—	$67,069	$—
Revenue under strategic alliances	46,927	59,066	93,384	109,430

Total revenues	91,854	59,066	160,453	109,430

Costs and expenses:
Research and development	122,430	94,583	223,742	187,104
Selling, general and administrative	40,059	19,397	77,300	35,633
Cost of product revenue	17,794	—	25,522	—
Acquired in-process research and development	—	—	242,000	—
Amortization of intangibles	9,754	16,029	15,297	32,296

Total costs and expenses	190,037	130,009	583,861	255,033

Loss from operations	(98,183)	(70,943)	(423,408)	(145,603)

Other income (expense):
Investment income	29,605	27,071	60,112	54,541
Realized loss on marketable securities	(14,712)	(580)	(17,062)	(591)
Interest expense	(10,449)	(2,317)	(17,242)	(4,653)
Gain on sale of equity interest in joint venture	40,000	—	40,000	—
Equity in operations of joint venture	—	39	—	(925)
Debt financing charge	(54,000)	—	(54,000)	—
Debt conversion expenses	—	—	—	(2,567)

Net loss	$(107,739)	$(46,730)	$(411,600)	$(99,798)

Amounts per common share:
Net loss per share, basic and diluted	$(0.38)	$(0.21)	$(1.53)	$(0.46)

Weighted average shares, basic and diluted	282,693	217,779	268,382	216,582

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2002	2001
(in thousands)

Cash Flows from Operating activities:
Net loss	$(411,600)	$(99,798)
Adjustments to reconcile net loss to cash
used in operating activities:
Acquired in-process research and development	242,000	—
Depreciation and amortization	38,173	48,792
(Gain) loss on available-for-sale securities, net	5,061	(4,438)
Stock compensation expense	4,852	1,991
Equity in operations of joint venture	—	925
Changes in operating assets and liabilities:
Due from strategic alliance partners	(13,370)	(527)
Prepaid expenses and other current assets	(33,112)	(1,866)
Restricted cash and other assets	(5,715)	(582)
Accounts payable and accrued expenses	25,924	6,143
Deferred revenue	(25,555)	(18,860)

Net cash used in operating activities	(173,342)	(68,220)

Cash Flows from Investing activities:
Investments in marketable securities	(690,685)	(384,869)
Proceeds from sales and maturities of marketable securities	583,856	329,184
Investment in joint venture	(505)	(4,845)
Purchase of property and equipment and other long term assets	(66,581)	(21,961)
Net cash acquired in COR Therapeutics, Inc. acquisition	309,147	—

Net cash provided by (used in) investing activities	135,232	(82,491)

Cash Flows from Financing activities:
Proceeds from sales of common stock	53,405	100,000
Net proceeds from employee stock purchases	10,875	11,564
Repayment of principal of long-term debt obligations	(40)	—
Repayment of notes receivable from officers	130	—
Principal payments on capital leases	(8,015)	(6,390)

Net cash provided by financing activities	56,355	105,174

Increase (decrease) in cash and cash equivalents	18,245	(45,537)
Equity adjustment from foreign currency translation	603	(891)
Cash and cash equivalents, beginning of period	35,993	166,086

Cash and cash equivalents, end of period	$54,841	$119,658

Supplemental Cash Flow Information:
Cash paid for interest	$18,634	$4,421

Supplemental Disclosure of Noncash Investing and Financing Activities:
Acquisition of COR Therapeutics, Inc., including direct transaction costs	$1,833,329	$—
Equipment acquired under capital leases	21,470	14,041
Construction costs for laboratory and office space	2,224	12,894
Conversion of subordinated debt to common stock	—	12,602
Write off of capital assets	—	558
Reclassification of debt issuance costs to additional paid-in capital	—	122

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.        Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission (SEC) on March 7, 2002.

2.        Summary of Significant Accounting Policies

(a)        Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2002 and December 31, 2001 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains are included in investment income. Realized losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in realized loss on marketable securities. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        The Company recorded realized gains on marketable securities of $4.8 million and $2.8 million for the quarters ended June 30, 2002 and 2001, respectively, and $12.0 million and $5.2 million for the six months ended June 30, 2002 and 2001, respectively. The Company recorded realized losses on marketable securities of $14.7 million and $0.6 million for the quarters ended June 30, 2002 and 2001, respectively, and $17.1 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively.

(b)        Inventory

        Inventory represents bulk materials used in the production of INTEGRILIN® (eptifibatide) Injection and INTEGRILIN finished goods inventory on hand, valued at cost. Inventory consists of the following (in thousands):

June 30, 2002
Bulk materials	$59,081
Finished goods	44,443

$103,524

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

(c)        Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets. Accumulated amortization on intangible assets was $25.8 million and $12.7 million at June 30, 2002 and December 31, 2001, respectively.

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

        The following unaudited pro forma adjusted net losses have been prepared as if SFAS No. 142 had been applied retroactively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in thousands, except per share amounts)
Net loss	$(107,739)	$(46,730)	$(411,600)	$(99,798)
Add back: Goodwill amortization	—	14,274	—	28,786
Add back: Assembled workforce amortization	—	295	—	590

Adjusted net loss	$(107,739)	$(32,161)	$(411,600)	$(70,422)

Amounts per common share, basic and diluted:
Net loss	$(0.38)	$(0.21)	$(1.53)	$(0.46)
Add back: Goodwill amortization	—	0.06	—	0.13
Add back: Assembled workforce amortization	—	0.00	—	0.00

Adjusted net loss	$(0.38)	$(0.15)	$(1.53)	$(0.33)

Shares	282,693	217,779	268,382	216,582

(d)        Revenue Recognition

        Product revenue includes the Company's share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by Schering-Plough Ltd. and Schering Corporation (collectively "Schering"). Also included in product revenue are reimbursements of certain manufacturing-related expenses and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. The Company recognizes revenue when Schering ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company's costs of product revenue consist of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. The Company defers certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Advertising and promotional expenses are expensed as incurred. Deferred revenue includes payments from Schering received prior to the period in which the related contract

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

revenues are earned. Deferred revenue also includes cash advances from Schering to the Company for the Company's prepayments to its manufacturers of INTEGRILIN® (eptifibatide) Injection.

        Effective October 1, 2000, Millennium changed its method of accounting for revenue under strategic alliances in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract.

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

        The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which was included in the loss for the year ended December 31, 2000. The amount of revenue recognized in the three and six months ended June 30, 2002 that was included in the cumulative effect of change in accounting principle and was recognized in prior years was $11.1 million and $22.1 million, respectively. The amount of revenue recognized in the three and six months ended June 30, 2001 that was included in the cumulative effect of change in accounting principle and was recognized in prior years was $12.2 million and $22.3 million, respectively.

(e)        Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates in one business segment, which primarily focuses on the discovery, development and commercialization of proprietary therapeutic and diagnostic human healthcare products and services. All of the Company's product revenue is currently related to sales of INTEGRILIN. Revenues from one strategic partner accounted for approximately 39.9% and 29.6% of strategic partner revenues for the quarters ended June 30, 2002 and 2001, respectively and 38.8% and 30.0% of strategic partner revenues for the six months ended June 30, 2002 and 2001, respectively. Revenues from a second strategic partner accounted for approximately 23.1% and 18.4% of strategic partner revenues for the quarters ended June 30, 2002 and 2001, respectively and 23.2% and 19.8% of strategic partner revenues for the six months ended June 30, 2002 and 2001, respectively. Revenues from a third strategic partner accounted for approximately 22.2% and 16.9% of strategic partner revenues for the quarters ended June 30, 2002 and 2001, respectively and 21.4% and 18.3% of strategic partner revenues for the six months ended June 30, 2002 and 2001, respectively. There were no other significant strategic partners during the three and six months ended June 30, 2002 and 2001, respectively.

(f)        Information Concerning Market and Source of Supply Concentration

        Millennium and Schering copromote INTEGRILIN in the United States and share any profits and losses. Together with Schering and Genentech, Inc., the Company also copromotes INTEGRILIN for use with Genentech's fibrinolytic, or clot-dissolving, drugs TNKase™ (tenecteplase) and Activase® (alteplase) across the United States. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to Schering rights to market INTEGRILIN outside the United States, and Schering pays the Company royalties based on these sales of INTEGRILIN. The

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is Schering, for the filling and final packaging of INTEGRILIN® (eptifibatide) Injection.

(g)        Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share because the Company reported a net loss and therefore the inclusion of weighted average shares of common stock issuable upon the exercise of stock options, warrants and convertible debt would be antidilutive.

(h)        Comprehensive Loss

        Comprehensive loss was $79.8 million and $50.1 million for the three months ended June 30, 2002 and 2001, respectively and $413.3 million and $87.5 million for the six months ended June 30, 2002 and 2001, respectively. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Unrealized gains and losses on marketable securities includes the reclassification to realized losses on marketable securities in the condensed consolidated statement of operations for the three and six months ended June 30, 2002 of unrealized losses of $14.6 million due to a decline in the market value of an investment in marketable securities that was deemed to be not temporary. Accumulated other comprehensive income at June 30, 2002 included $17.9 million of unrealized gains on marketable securities with the balance attributable to cumulative foreign currency translation adjustments.

3.        COR Acquisition

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. ("COR") for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR. This calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by Millennium pursuant to the merger and converted into options to purchase approximately 6.1 million shares of Millennium common stock.

        The total cost of the merger was determined as follows (in thousands):

Fair value of Millennium shares (calculated using $30.57 per share average fair value for the three days prior to and after announcement of the merger)	$1,685,334

Value of COR options assumed net of intrinsic value of unvested options	127,714

Millennium transaction costs, consisting primarily of financial advisory, legal and accounting fees	20,281

$1,833,329

        The fair value of options assumed was determined using the Black-Scholes method assuming expected lives ranging from one to five years, a risk-free rate of 4.35%, volatility of 86.88% and no expected dividends. In accordance with FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Stock Compensation--an Interpretation of APB 25, a portion of the intrinsic value of unvested options of COR has been allocated to deferred stock compensation. Deferred stock compensation will be amortized on a straight-line basis over the estimated remaining vesting period of the related options.

        The transaction was recorded as a purchase for accounting purposes and the Company's condensed consolidated financial statements include COR's operating results from the date of the acquisition. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets and goodwill as follows (in thousands):

Net tangible assets acquired	$37,585
In-process research and development	242,000
Identifiable intangible assets (primarily developed technology--13 year useful life and trademark--indefinite life)	494,000
Goodwill	1,059,744

$1,833,329

        The Company recorded a one-time, noncash charge to operations in the quarter ended March 31, 2002 and the six months ended June 30, 2002 related to $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

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

        The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of COR had occurred as of January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in thousands, except per share amounts)

Total revenues	$91,854	$97,129	$177,978	$170,273

Net loss	$(107,739)	$(52,884)	$(180,744)	$(117,172)

Amounts per common share:
Net loss, basic and diluted	$(0.38)	$(0.19)	$(0.67)	$(0.43)

Weighted average shares, basic and diluted	282,693	272,907	268,382	271,710

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

4.        Revenues and Strategic Alliances

        The Company has formed strategic alliances with major participants in marketplaces where its discovery expertise and technology platform are applicable. These agreements include alliances based on the transfer of technology platforms, alliances that combine technology-transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which the Company conducts research funded by its partners. The Company's disease-based alliances and alliances that combine technology-transfer with a disease focus are generally structured as research collaborations. Under these arrangements, the Company performs research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement. Under these agreements, the Company's partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or royalty payments or in some cases profit-sharing payments to the Company based upon any product sales resulting from the collaboration.

        In each of March 2002 and June 2002, Abbott Laboratories ("Abbott") made a $28.6 million purchase of Millennium common stock pursuant to the March 2001 Investment Agreement between the Company and Abbott.

5.        Convertible Debt

        In connection with the COR acquisition, the Company assumed COR's $600.0 million in convertible debt resulting from two offerings: the 5.0% convertible subordinated notes due March 1, 2007 that are convertible into Millennium common stock at any time prior to maturity at a price equal to $34.21 per share (the "5.0% notes") and the 4.5% convertible senior notes due June 15, 2006 that are convertible into Millennium common stock at any time prior to maturity at a price equal to $40.61 per share (the "4.5% notes"). Under the terms of the notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.0% notes on March 1 and September 1 of each year and of the 4.5% notes on June 15 and December 15 of each year. All required interest payments to date have been made. On March 14, 2002, the Company, as required by the terms of the notes, commenced cash repurchase offers to the noteholders in amounts equal to 100% of the principal amounts of the notes plus interest accrued and unpaid through April 28, 2002. These offers and the related withdrawal rights expired on April 29, 2002.

        On April 22, 2002, the Company amended the terms of the 5.0% notes and 4.5% notes to induce noteholders to hold such notes until at least April 29, 2003. Specifically, the Company has amended the 4.5% notes to permit noteholders to require the Company to repurchase these notes for cash at a price of $1,095 per $1,000 of principal amount on April 29, 2003, and the Company has amended the 5.0% notes to permit noteholders to require the Company to repurchase these notes for cash at a price of $1,085 per $1,000 of principal amount on April 29, 2003. These put options placed on the notes are derivative instruments. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires all derivative instruments to be recorded in the balance sheet at fair value. The fair value of these derivative instruments was determined to be $54.0 million in aggregate and was recorded by the Company as a liability on the balance sheet and as a non-cash charge to earnings in the second quarter of 2002. Changes in the fair value of these derivatives will be recognized in income.

        At June 30, 2002, the Company had $599.9 million in the aggregate of outstanding principal of 5.0% notes and 4.5% notes.

        The Company has 5.5% convertible subordinated notes due January 15, 2007 (the "5.5% notes") that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by the Company under certain circumstances. Under the terms of the 5.5% notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.5% notes on January 15 and July 15 of each year. All required interest payments to date have been made.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        During the six months ended June 30, 2001, the Company paid $2.6 million in cash to certain holders of the 5.5% notes in order to induce the conversion of $12.6 million of their notes into approximately 0.3 million shares of Millennium common stock. These cash payments were expensed during the six months ended June 30, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. At June 30, 2002, the Company had $83.3 million of outstanding principal of 5.5% notes.

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

Alliances

        We have entered into research, development, technology-transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic and predictive medicine products and services. These alliances provide us with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or profit shares if our collaborations are successful in developing and commercializing products. The alliances that we consider material to our business are:

•	a collaboration agreement with Schering-Plough Ltd. and Schering Corporation (collectively "Schering") to jointly develop and commercialize INTEGRILIN® (eptifibatide) Injection on a worldwide basis;

•	an agreement with Genentech to copromote INTEGRILIN with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase™ (tenecteplase) and Activase® (alteplase) across the United States;

•	a purchase and sale agreement by and among ILEX Oncology, Inc. and us for the sale of our interests in CAMPATH® (alemtuzumab) humanized monoclonol antibody;

•	a joint development agreement with BZL Biologics, L.L.C. for immunotoxin and radiolabeled products;

•	a joint development and commercialization agreement with Abbott Laboratories in metabolic diseases;

•	a technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc. in inflammatory disease;

•	a collaboration agreement with Becton, Dickinson and Company focused primarily on Diagnomics™ products for specified cancers;

•	a research agreement with Bayer AG in cardiovascular disease, and certain areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections; and

•	a research alliance and technology transfer agreement with Monsanto Company in plant agriculture.

        Historically, we have primarily derived our revenue from payments from our strategic alliances with major pharmaceutical companies. Beginning in the first quarter of 2002 in connection with our acquisition of COR, we began recognizing product revenue that principally relates to our share of the profits from the sale of

INTEGRILIN® (eptifibatide) Injection, in copromotion territories by Schering. Additionally, product revenues include recognition of reimbursement of certain manufacturing-related expenses and royalties from Schering on sales of INTEGRILIN outside the copromotion territory.

Acquisitions

        As part of our business strategy, we continually consider joint development, merger and acquisition opportunities that may provide us with products on the market, products in later stage development or additional capabilities necessary to accelerate our downstream drug discovery efforts.

        COR.        On February 12, 2002, we acquired COR Therapeutics, Inc. ("COR") through the issuance of approximately 55.1 million shares of our common stock. The number of shares of our common stock issued in the acquisition was calculated using the conversion ratio of .9873 of a share of our common stock for each share of outstanding COR common stock outstanding at the time of the merger. In addition, options to purchase approximately 6.2 million shares of COR common stock were assumed by us and converted into options to purchase approximately 6.1 million shares of our common stock. The transaction has been recorded as a purchase for accounting purposes and the purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values. We allocated the excess of the purchase price over the estimated fair market value of net tangible assets acquired to in-process research and development, developed technology and trademark and goodwill. Through the merger, we added approximately 300 new employees, a facility in South San Francisco, California and acquired INTEGRILIN and substantial research and development capabilities in the areas of cardiovascular disease and oncology.

        In connection with the COR acquisition, we assumed COR's $600.0 million in convertible debt resulting from two offerings: the 5.0% convertible subordinated notes due March 1, 2007 (the "5.0% notes") and the 4.5% convertible senior notes due June 15, 2006 (the "4.5% notes"). As a result, the noteholders have an option to convert their notes into our common stock. On March 14, 2002, as required by the terms of the notes, we made a cash repurchase offer to the noteholders in amounts equal to 100% of the principal amounts of the notes plus interest accrued and unpaid through April 28, 2002. These offers and the related withdrawal rights expired on April 29, 2002.

        On April 22, 2002 we amended the terms of the 5.0% notes and 4.5% notes to induce noteholders to hold such notes until at least April 29, 2003. Specifically, we amended the 4.5% notes to permit noteholders to require us to repurchase these notes for cash at a price of $1,095 per $1,000 of principal amount on April 29, 2003 and we amended the 5.0% notes to permit noteholders to require us to repurchase these notes for cash at a price of $1,085 per $1,000 of principal amount on April 29, 2003. These put options placed on the notes are derivative instruments. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires all derivative instruments to be recorded in the balance sheet at fair value. The fair value of these derivative instruments was determined to be $54.0 million in aggregate and we recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 2002. Changes in the fair value of these derivatives will be recognized in income.

Expansion of Operations

        During 2002 and 2001, we have expanded and expect to continue to expand our operations through internal growth, additional strategic alliances and the COR acquisition. To build development and commercialization capabilities, in 2002 and 2001 we hired staff in critical functions, including global commercial operations, clinical research and operations, strategic product development, government relations and regulatory affairs, as well as in other support areas.

        As a result of the COR acquisition, we are incurring additional significant expenses for research and development and to develop, train, maintain and manage our sales force for INTEGRILIN.

        We expect to continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development than those represented within our current programs. We expect that we will incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs and as a result of our efforts to advance acquired products or our own development programs to commercialization. Our results of operations for any period may not be indicative of future results as our revenues under strategic alliance and licensing arrangements, product revenue and from product sales may fluctuate from period to period or year to year.

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

        Revenue—We have formed strategic alliances with major pharmaceutical companies. These agreements include alliances based on the transfer of technology, alliances which combine technology-transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which we conduct research funded by our partners. Our disease-based alliances and alliances which combine technology-transfer with a disease focus are generally structured as research collaborations. Under these arrangements, we perform research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement. Under these agreements, our partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or royalty payments or in some cases make profit-sharing payments to us based upon any product sales resulting from the collaboration.

        Product revenue includes our share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by Schering. Also included in product revenue are reimbursements to us by Schering of certain manufacturing-related expenses for materials used outside the copromotion territory and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. We recognize revenue when Schering ships related product to wholesalers and record it net of allowances, if any. Our costs of product revenue consist of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Advertising and promotional expenses are expensed as incurred. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned. Deferred revenue also includes cash advances from Schering to us for our prepayments to our manufacturers of INTEGRILIN.

        Effective October 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, we had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding payments from our strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, we recognize revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. We continually review these estimates which could result in a change in the deferral period. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the period of the research contract. The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which was included in the loss for the year ended December 31, 2000.

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

        Inventory—Inventory represents bulk materials used in the production of INTEGRILIN® (eptifibatide) Injection and INTEGRILIN finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. If product sales differ from projections, inventory may not be fully utilized and could be subject to impairment.

Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, the Company ceased the amortization of goodwill. The Company completed its transitional assessment of goodwill and no impairment loss was recognized.

Results of Operations

Quarters Ended June 30, 2002 and June 30, 2001

        For the three months ended June 30, 2002 (the "2002 Quarterly Period"), we reported a net loss of $107.7 million or $0.38 per basic and diluted share as compared to a net loss of $46.7 million or $0.21 per basic and diluted share for the three months ended June 30, 2001 (the "2001 Quarterly Period").

        Revenues increased to $91.9 million for the 2002 Quarterly Period from $59.1 million for the 2001 Quarterly Period, and includes $44.9 million of product revenue based upon worldwide sales of INTEGRILIN and $46.9 million of strategic alliance revenue. The increase is attributable to our share of profits from INTEGRILIN copromoted by us and Schering. As reported by Schering, worldwide sales of INTEGRILIN for the 2002 Quarterly Period were $77.7 million and U.S. sales were $71.3 million, an increase in each case of 16 percent from the same period last year. Also included in product revenue are reimbursements of certain manufacturing-related expenses and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. Revenue under strategic alliances decreased due to the termination of certain of our early strategic alliances. We expect that our revenue mix will continue this shift as we develop our product pipeline and evolve our partnerships.

        Included in revenue for the quarterly periods presented in 2002 and 2001 is $11.1 million and $12.2 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101.

        Research and development expenses increased to $122.4 million in the 2002 Quarterly Period from $94.6 million for the 2001 Quarterly Period. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in personnel and facilities, expenses relating to clinical trials and preclinical product candidates, and consulting.

        As of June 30, 2002, we had ten product candidates in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. In 2001, we initiated a Phase II trial of our lead oncology candidate, VELCADE™ (bortezomib) for Injection (formerly MLN341, LDP 341 and PS-341), in patients with hematologic cancers and Phase I trials for potential treatment of patients with solid tumors. In June 2002, we received fast track designation from the Food and Drug Administration ("FDA") for VELCADE and we initiated a pivotal Phase III clinical trial of VELCADE in patients with multiple myeloma. Also in 2001, we initiated Phase II trials of MLN02 in patients with ulcerative colitis and of MLN977 in patients with asthma. During July 2002, we discontinued the development of our oral MLN977 program based upon the findings of a multi-center Phase II trial initiated in 2001 that showed the drug was clinically active in study patients, but that three patients experienced elevations in liver enzymes that were likely drug-related. The radio-labeled version of our anti-PSMA (prostate specific membrane antigen) antibody, MLN591 is in Phase I trial in patients with hormone-refractory prostate cancer. In November 2001, we initiated a Phase I trial of our first genomically-derived molecule, MLN4760, for the potential treatment of obesity. CMR International estimates that clinical trials in our franchise areas are typically completed over the following timelines:

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

        Selling, general and administrative expenses increased to $40.1 million for the 2002 Quarterly Period from $19.4 million for the 2001 Quarterly Period. This increase represents a full quarter of expenses from our commercial organization that were not present last year as well as increased expenses due to the expansion of our business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in personnel expenses, consulting and facility expenses.

        Cost of product revenue consists of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN® (eptifibatide) Injection within copromotion territories. Cost of product revenue fluctuates in relation to the domestic sales of INTEGRILIN and as we incur more or less of the joint activities that we undertake in our collaboration with Schering.

        Amortization of intangible assets in the 2002 Quarterly Period relates to specifically identified intangible assets from the COR, LeukoSite, Inc. ("LeukoSite") and Cambridge Discovery Chemistry Limited ("CDC") acquisitions. Amortization of intangible assets in the 2001 Quarterly Period relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense decreased to $9.8 million in the 2002 Quarterly Period from $16.0 million in the 2001 Quarterly Period due to the adoption of SFAS No. 142, "Goodwill and Intangible Assets." Following our adoption of SFAS 142 effective as of January 1, 2002, we continue to amortize specifically identifiable intangible assets and ceased amortizing goodwill and assembled workforce which was reclassified to goodwill.

        Investment income increased to $29.6 million for the 2002 Quarterly Period from $27.1 million for the 2001 Quarterly Period due to an increase in our average balance of cash, cash equivalents and marketable securities. During the 2002 Quarterly Period, we recorded a $14.6 million write-down relating to certain bond investments. Our investments are made primarily in government and corporate bonds of high quality and a small portion of our holdings have been affected by the sudden and dramatic changes in the fundamentals of some of our bond issuers. Interest expense increased to $10.5 million for the 2002 Quarterly Period from $2.3 million for the 2001 Quarterly Period primarily due to our assumption of COR's convertible notes.

        We sold our equity interest in Millennium & ILEX Partners, L.P. ("M&I") and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During the 2002 Quarterly Period, we recorded an additional gain of $40.0 million payable in December 2002 on our sale of this equity interest based upon the achievement of a predetermined sales target of CAMPATH® (alemtuzumab) humanized monoclonal antibody for 2002 that entitles us to receive this additional payment under the terms of our agreement with ILEX.

        During the 2002 Quarterly Period, we recorded a non-cash charge of $54.0 million relating to the fair value of the premium put placed on COR's convertible notes that were assumed in the merger. See Acquisitions—COR for further discussion of the put options.

Six Months Ended June 30, 2002 and June 30, 2001

        For the six months ended June 30, 2002 (the "2002 Six Month Period"), we reported a net loss of $411.6 million or $1.53 per basic and diluted share as compared to a net loss of $99.8 million or $0.46 per basic and diluted share for the six months ended June 30, 2001 (the "2001 Six Month Period").

        Revenues increased to $160.5 million for the 2002 Six Month Period from $109.4 million for the 2001 Six Month Period. The increase is attributable to our share of profits from INTEGRILIN® (eptifibatide) Injection copromoted by us and Schering. Also included in product revenue are reimbursements of certain manufacturing-related expenses and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. Revenue under strategic alliances decreased due to the termination of certain of our early strategic alliances, offset by increased milestone revenue from the Bayer alliance. We expect that our revenue mix will continue this shift as we develop our pipeline and evolve our partnerships.

        Included in revenue for the six month periods presented in 2002 and 2001 is $22.1 million and $22.3 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101.

        Research and development expenses increased to $223.7 million in the 2002 Six Month Period from $187.1 million for the 2001 Six Month Period. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in personnel and facilities, expenses relating to clinical trials and preclinical product candidates, and consulting.

        Selling, general and administrative expenses increased to $77.3 million for the 2002 Six Month Period from $35.6 million for the 2001 Six Month Period. This increase represents expenses from our commercial organization that were not present last year as well as increased expenses due to the expansion of our business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in personnel expenses, consulting and facility expenses.

        Cost of product revenue consists of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. Cost of product revenue fluctuates in relation to the domestic sales of INTEGRILIN and as we incur more or less of the joint activities that we undertake in our collaboration with Schering.

        On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between Millennium and COR. This calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by us pursuant to the merger and converted into options to purchase approximately 6.1 million shares of Millennium common stock with a weighted average exercise price of $13.07.

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

        We also recorded a one-time, non-cash charge to operations in the 2002 Six Month Period of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established.

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

        The in-process technology we acquired from COR consisted of five significant research and development projects with values assigned of $4.0 million to $149.0 million for each project. These projects include the development of pipeline products for the treatment of cardiovascular diseases, including acute myocardial infarction, restenosis, cirrhosis, pulmonary fibrosis, venous thrombosis, and stroke prevention, as well as in the area of oncology. Through the acquisition date, COR had spent approximately $80.0 million to $140.0 million on each of these five in-process research and development projects. We expect to incur an additional $86.0 million to $146.0 million of development expenses for each of these five significant projects. The five projects acquired, which are in various stages of preclinical and Phase II clinical trials, are expected to reach completion in 2003 through 2009.

        A major risk associated with the timely completion and commercialization of these products is the ability to confirm the safety and efficacy of the technology based on the data of long-term clinical trials. If these projects are not successfully developed, future results of operations may be adversely affected. Additionally, the value of the other intangible assets acquired may become impaired.

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

        Amortization of intangible assets in the 2002 Six Month Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. Amortization of intangible assets in the 2001 Six Month Period relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense decreased to $15.3 million in the 2002 Six Month Period from $32.3 million in the 2001 Six Month Period due to the adoption of SFAS No. 142, "Goodwill and Intangible Assets." Following our adoption of SFAS 142 effective as of January 1, 2002, we continue to amortize specifically identifiable intangible assets and ceased amortizing goodwill and assembled workforce which was reclassified to goodwill.

        Investment income increased to $60.1 million for the 2002 Six Month Period from $54.5 million for the 2001 Six Month Period due to an increase in our average balance of cash, cash equivalents and marketable securities. We recorded realized losses of $17.1 million during the 2002 Six Month Period, including a $14.6 million write-down relating to certain bond investments. Interest expense increased to $17.2 million for the 2002 Six Month Period from $4.7 million for the 2001 Six Month Period primarily due to our assumption of COR's convertible notes.

        We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During the 2002 Six Month Period, we recorded an additional gain of $40.0 million payable in December 2002 on our sale of this equity interest based upon the achievement of a predetermined sales target of CAMPATH® (alemtuzumab) humanized monoclonal antibody for 2002 that entitles us to receive this additional payment under the terms of our agreement with ILEX.

        During the 2002 Six Month Period, we recorded a non-cash charge of $54.0 million relating to the fair value of the premium put placed on COR's convertible notes that were assumed in the merger. See Acquisitions—COR for further discussion of the put options.

        During the 2001 Six Month Period, we paid an aggregate of $2.6 million in cash to certain holders of the 5.5% notes in order to induce the conversion of their notes into our common stock.

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

        Historically, we have funded our cash requirements primarily through the following:

•	payments from our strategic collaborators including license fees, milestone payments and research funding;

•	equity investments by our strategic collaborators, including:

•	$28.6 million from Abbott in both March and June 2002 and $50.0 million in April 2001;
•	$50.0 million from Aventis in January 2001;

•	equity and debt financings, including:

•	our October 2000 secondary public common stock offering;
•	our January 2000 issuance of the 5.5% notes;

•	property and equipment financings; and

•	net cash acquired of $309.1 million in connection with the COR acquisition.

        We expect to continue to fund our cash requirements from these external sources in the future. In particular, we are entitled to additional committed research and development funding under a number of our strategic alliances, Abbott has agreed to purchase an additional $85.6 million of our common stock in three quarterly installments through 2003 and we may receive additional substantial payments from ILEX as a result of our sale of our joint venture interest in M&I. In addition, we anticipate that product revenue relating to sales of INTEGRILIN® (eptifibatide) Injection in the U.S. will result in significant internally generated funds.

        We believe that the key factors that could affect our internal and external sources of cash are:

•	revenues and margins from sales of INTEGRILIN and other products and services for which we obtain marketing approval in the future;

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biopharmaceutical companies;

•	our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

•	the sales levels of CAMPATH® (alemtuzumab) humanized monoclonal antibody.

        As of June 30, 2002 and December 31, 2001, we had approximately $1.9 billion and $1.5 billion, respectively in cash, cash equivalents and marketable securities. This excludes $38.9 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of June 30, 2002, which serve as collateral for letters of credit securing leased facilities.

        During the six months ended June 30, 2001, we paid $2.6 million in cash to certain holders of the 5.5% notes in order to induce the conversion of $12.6 million of these notes into approximately 0.3 million shares of Millennium common stock. These cash payments were expensed during the six months ended June 30, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. At June 30, 2002, we had $83.3 million of outstanding 5.5% notes.

        During the six months ended June 30, 2002, we received $57.2 million from Abbott for a purchase of approximately 2.8 million shares of our common stock under an equity investment agreement. During the six months ended June 30, 2001, we received $50.0 million from each of Aventis and Abbott for purchases of approximately 0.8 million and 1.6 million shares, respectively of our common stock under equity investment agreements.

Cash Flows

        We used $173.3 million of cash in operating activities in the 2002 Six Month Period and $68.2 million in the 2001 Six Month Period. The principal use of cash in operating activities in both 2002 and 2001 was to fund our net loss.

        In addition to operating expenses we incur as a result of our alliances with our strategic partners, we have also made commitments to purchase debt and/or equity securities from certain of these partners.

        Investing activities provided net cash of $135.2 million in the 2002 Six Month Period. We used cash of $82.5 million in investing activities in the 2001 Six Month Period. The principal source of funds in the 2002 Six Month Period is from the cash acquired in the COR acquisition. The principal uses in the 2002 and 2001 Six Month Periods were purchases of investments in marketable securities, property and equipment and other long term assets.

        Financing activities provided net cash of $56.4 million in the 2002 Six Month Period and $105.2 million in the 2001 Six Month Period. The principal source of net cash from financing activities in the 2002 Period was the sales of common stock to Abbott and in the 2001 Period was the sale of common stock to Abbott and Aventis.

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

        Our convertible notes aggregate $683.3 million in principal amount outstanding. These notes consist of $83.3 million of the 5.5% notes, $300.0 million of the 4.5% notes assumed by us in the COR acquisition and $300.0 million of the 5.0% notes assumed by us in the COR acquisition. All three issues of notes require semi-annual interest payments through maturity. On March 14, 2002, we, as required by the terms of the notes assumed by us in the COR acquisition, commenced cash repurchase offers to the noteholders in amounts equal to 100% of the principal amounts of the notes plus interest accrued and unpaid through April 28, 2002.

        On April 22, 2002 we amended the terms of the 5.0% notes and 4.5% notes to induce noteholders to hold such notes until at least April 29, 2003. Specifically, we amended the 4.5% notes to permit noteholders to exchange these notes for cash at a price of $1,095 per $1,000 of principal amount on April 29, 2003 and we amended the 5.0% notes to permit noteholders to exchange these notes for cash at a price of $1,085 per $1,000 of principal amount on April 29, 2003.

        On April 29, 2002, our cash repurchase offers to the noteholders of the outstanding 4.5% notes and 5.0% notes expired. As of the expiration, $40,000 of these notes were tendered and repurchased by us for cash.

        In February 2001, we entered into a lease agreement relating to a building to be constructed for laboratory and office space in Cambridge, England. The lease has a term of 20 years and is expected to commence in 2003 upon completion of construction. We are responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.6 million per year based upon foreign currency exchange rates at June 30, 2002 and is subject to market adjustments at the end of the 5th, 10th and 15th years.

        We also have lease obligations relating to two buildings to be constructed for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002. The rent obligation for the second building is expected to commence on the earlier of (a) October 1, 2003 or (b) the date on which we commence occupancy of the building. Each lease is for a term of seventeen years. We are responsible for a portion of the construction costs for both buildings. Our cost to complete each of the buildings is expected to be approximately $37.9 and $42.0 million, respectively. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year.

        There have been no other significant changes to our contractual obligations and commercial commitments since we presented those amounts in our Form 10-K as of December 31, 2001, except for Amendment No. 6 dated as of March 22, 2002 to Agreement dated as of September 22, 1998 by and between Bayer AG and us filed as an exhibit to our Form 10-Q for the period ended March 31, 2002.

        We believe that existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our current strategic alliances will be sufficient to support our operations and fund our capital commitments for the near term. Our actual future cash requirements, however, will depend on many factors, including:

•	the progress of our disease research programs;
•	the number and breadth of these programs;
•	achievement of milestones under strategic alliance arrangements;
•	our ability to establish and maintain additional strategic alliance and licensing arrangements;
•	success of INTEGRILIN® (eptifibatide) Injection and additional products introduced into the market;
•	the sales levels of CAMPATH® (alemtuzumab) humanized monoclonal antibody; and
•	the progress of our development efforts and the development efforts of our strategic partners.

CERTIFICATIONS OF OFFICERS

        Our Chief Executive Officer and Chief Financial Officer have certified that they have reviewed: (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission; (ii) all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials filed by us with the Securities and Exchange Commission subsequent to the filing of the Form 10-K identified above; and (iii) any amendments to these filings. These officers have also certified that, to the best of their knowledge, none of the above reports contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and no report omitted to state a material fact necessary to make the statements in the report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed). These officers have reviewed their certifications with our Audit Committee.

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

        We closed the acquisition of COR on February 12, 2002. Integrating the operations and personnel of COR with our other operations and personnel is a complex process. We are uncertain that the integration will be completed rapidly or that we will achieve the anticipated benefits of the merger. The successful integration of COR will require, among other things, coordination of discovery and development efforts and integration of COR's administration and sales and marketing groups into our existing groups. The inability to successfully integrate the operations and personnel of COR or any significant delays in achieving integration could have a material adverse effect on our business.

As a result of our merger with COR, we are a substantially larger and broader organization; if our senior executive team is unable to successfully manage the combined company, our operating results will suffer.

        As a result of our acquisition of COR, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to develop appropriate systems, policies, benefits and compliance programs. In addition, COR has focused on developing products for treating and preventing cardiovascular diseases, while we have targeted oncology, inflammatory disease and metabolic disease. We will need to manage the allocation of our resources to this additional focus area, which includes the FDA approved drug INTEGRILIN® (eptifibatide) Injection. In the event we do not effectively manage the allocation of resources among our programs, sales of INTEGRILIN or our ability to successfully develop our other existing product candidates into revenue generating products could be materially adversely affected.

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

Regulatory Risks

We may not be able to obtain marketing approval for products or services resulting from our development efforts or to market INTEGRILIN for additional therapeutic uses.

        All of the products that we are developing will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and expensive. In some cases, the length of time that it takes for us to achieve various regulatory approval milestones affects the payments that we are eligible to receive under our strategic alliance agreements. For example, a payment is due to us from Schering if INTEGRILIN receives an expanded marketing authorization for the European Union.

        We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

        INTEGRILIN® (eptifibatide) Injection has been approved for a specific set of therapeutic uses. To grow our business, we may need to obtain regulatory approval to be able to promote INTEGRILIN for additional therapeutic uses.

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

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN.

        Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998. Marketing outside the United States commenced in mid-1999. Although sales of INTEGRILIN have increased since its launch, if sales do not continue to increase over current levels, we will not achieve our business plan and may be forced to scale back our operations and research and development programs.

Sales of INTEGRILIN in particular reporting periods may be affected by fluctuations in buying patterns.

        A significant portion of INTEGRILIN domestic pharmaceutical sales is made to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. These changes may not reflect underlying prescriber demand. Additionally, we expect that sales from INTEGRILIN will generally be lower in the summer months because fewer medical procedures are typically performed during these months. These fluctuations in sales of INTEGRILIN may have a material adverse effect on our results of operations for particular reporting periods.

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

        In particular due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and competition is intense and expected to increase. Our most significant competitors are major pharmaceutical companies and more established biotechnology companies. The two products that compete with INTEGRILIN® (eptifibatide) Injection are ReoPro®, which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat®, which is produced and sold by Merck & Co., Inc. These competitors operate large, well-funded cardiovascular research and development programs and have significant expertise in manufacturing, testing, regulatory matters and marketing.

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

        The commercial success of any of our products and services for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. Many of the products and services that we are developing are based upon new technologies or therapeutic approaches. As a result, it may be more difficult for us to achieve market acceptance of our products and services, particularly the first products and services that we introduce to the market based on new technologies and therapeutic approaches. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products and services based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

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

        At June 30, 2002 we had approximately $683.3 million of outstanding debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, we will be required to make interest payments on our outstanding convertible notes totaling approximately $33.1 million. In addition, we recently amended the convertible notes assumed upon our acquisition of COR to provide noteholders the right to put these notes to us, on April 29, 2003, for cash at a premium to face value. The aggregate amount of this premium on the $600.0 million principal amount of these notes is approximately $54.0 million. In the event that the holders of large numbers of these notes put these notes to us, the amount of our cash would be substantially diminished. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail our research and development programs.

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

        On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P., which owns the CAMPATH product. In exchange for our equity interest in Millennium & ILEX Partners, ILEX paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional $120.0 million over the next three years if sales of CAMPATH in the U.S. meet specified sales thresholds. In addition, we will be entitled to additional payments from ILEX based on U.S. sales of CAMPATH after 2004. There can be no assurance that we will receive any of the payments that are dependent on sales of CAMPATH. In addition, we will have no ability to influence the actions of the entity that owns CAMPATH and, therefore, will have no control over the financial success of CAMPATH.

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
example, Schering is one of the manufacturers of INTEGRILIN® (eptifibatide) Injection and
Becton Dickinson has the sole right to develop, manufacture and commercialize our Melastatin®
gene detection product.

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

        Our product candidates VELCADE™ (bortezomib) for Injection (formerly known as MLN341, LDP-341 and PS-341) and MLN519 are small molecule drug candidates. For the use of VELCADE and MLN519 in the treatment of infarctions, we are aware of the existence of a potentially interfering patent application filed by one of our former consultants. We are also aware of third party patents relating to assays relating to the NFkB pathway.

        On June 26, 2002, Ariad Pharmaceuticals, Inc. sent us and approximately 50 other parties a letter offering a sublicense for the use of U.S. Patent No. 6,410,516 (which was recently issued and which is exclusively licensed to Ariad). We have serious questions concerning the validity of this patent. However, if Ariad sued us for infringement of this patent, and the patent was found to be valid and we were found to be infringing, we could be required to pay royalties based on the U.S. sales of VELCADE, which would reduce our profits on these sales and which could have a material adverse effect on our business.

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

        With respect to INTEGRILIN, we have two manufacturers that produce bulk product and two manufacturers, one of which is Schering at its Manati facility in Puerto Rico, that perform fill/finish and packaging. If we do not have adequate supplies of INTEGRILIN to meet market demand, we may lose potential revenues, and the healthcare community may turn to competing products. Fill/finish and packaging of INTEGRILIN at the Schering Manati facility for sale in the United States is in abeyance pending resolution of issues to be addressed by us and Schering relating to production processes and procedures.

        Our manufacturing plans call for the addition of extra capacity for the manufacture of INTEGRILIN. If we are not able to secure additional manufacturing capacity on favorable terms, we may not be able to expand capacity sufficiently to meet future market demand.

        We expect to improve or modify our existing process technologies and manufacturing capabilities for INTEGRILIN. We cannot quantify the time or expense that may ultimately be required to improve or modify our existing process technologies, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any of these improvements or modifications successfully.

        Our commercialization strategy for INTEGRILIN includes establishment of multiple third-party manufacturing sources on commercially reasonable terms. We may not be able to do so, and, even if such sources are established, they may not continue to be available to us on commercially reasonable terms. In the event that we are unable to obtain contract manufacturing on commercially acceptable terms, our ability to produce INTEGRILIN and to conduct preclinical testing and clinical trials of product candidates would be impaired.

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

        In particular, third party payors could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved INTEGRILIN. If they do, pricing levels or sales volumes of INTEGRILIN may decrease. In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN at a profit in these markets.

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

        Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. In particular, INTEGRILIN® (eptifibatide) Injection is administered to patients with serious cardiovascular disease who have a high incidence of mortality. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We manage our investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed and U.S. government agency securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $27.6 million decrease in the fair value of our investments as of June 30, 2002. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        The interest rates on our convertible subordinated notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of June 30, 2002 we did not have any financing arrangements that were not reflected in our balance sheet.

PART II OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        On June 4, 2002, we issued and sold to Abbott Laboratories 1,442,274 shares of our common stock for aggregate proceeds of approximately $28.6 million. These shares were issued pursuant to an investment agreement dated March 9, 2001 between us and Abbott and no person served as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on April 25, 2002, our stockholders elected Mark J. Levin, Shaun R. Coughlin, A. Grant Heidrich, III and Kenneth E. Weg to serve as Class III directors for a term of three years by the following votes:

	Number of Shares
Name	For	Withheld
Mark J. Levin	208,638,598	1,236,554
Shaun R. Coughlin	208,541,005	1,334,147
A. Grant Heidrich, III	208,637,039	1,238,113
Kenneth E. Weg	208,636,526	1,238,626

        The other directors whose terms of office as a director continue after the meeting are as follows: Eugene Cordes, Ginger L. Graham, Vaughn M. Kailian, Raju S. Kucherlapati, Eric S. Lander, Ernest Mario, Edward D. Miller, Jr. and Norman C. Selby.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibit listed in the Exhibit Index is included in this report.

(b)	Reports on Forms 8-K

         The following Current Reports on Form 8-K were filed by us during the three months ended June 30, 2002.

         1.         A Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2002 to file, pursuant to Items 5 and 7, as exhibits, the Third Supplemental Indenture, dated as of April 22, 2002, between us and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), relating to our 4.5% Convertible Senior Notes due June 15, 2006 and the Third Supplemental Indenture, dated as of April 22, 2002, between us and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), relating to our 5.0% Convertible Subordinated Notes due March 1, 2007 in order to incorporate by reference those documents into our filings under the Securities Act of 1933, as amended.

         2.         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 12, 2002 pursuant to Items 5 and 7, to report that we issued a press release on June 11, 2002, to announce the initiation of a Phase III clinical trial of VELCADE™ (bortezomib) for Injection (formerly known as MLN341, LDP-341 and PS-341) in patients with multiple myeloma.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: August 13, 2002	By	/s/ KEVIN P. STARR

Kevin P. Starr
Chief Operating Officer
and Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
99.1	Statement Pursuant to 18 U.S.C. §1350