Form 10-Q
period 2002-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2002-11-12
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.001 par value, outstanding on November 11, 2002, was 287,785,551.

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

The following Millennium trademarks are used in this Quarterly Report on Form 10-Q:  Diagnomics™, Melastatin®, Millennium®, Millennium Pharmaceuticals™, VELCADE™ (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection. CAMPATH® is a registered trademark of ILEX Pharmaceuticals, L.P., TNKase™ and Activase® are trademarks of Genentech, Inc., ReoPro® is a trademark of Eli Lilly and Company and Aggrastat® is a trademark of Merck & Co., Inc. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$62,815	$35,993
Marketable securities	1,758,685	1,438,875
Due from strategic alliance partners	36,892	18,360
Inventory	105,095	—
Prepaid expenses and other current assets	67,495	21,389

Total current assets	2,030,982	1,514,617
Property and equipment, net	277,437	168,600
Restricted cash	38,942	47,308
Other assets	30,453	13,362
Goodwill, net	1,201,491	138,519
Intangible assets, net	493,616	25,328

Total assets	$4,072,921	$1,907,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,697	$25,237
Accrued expenses	164,944	89,372
Current portion of deferred revenue	136,935	71,018
Current portion of capital lease obligations	16,942	17,536
Current portion of long term debt	599,960	—

Total current liabilities	944,478	203,163
Deferred revenue, net of current portion	5,767	17,902
Capital lease obligations, net of current portion	61,718	35,107
Long term debt, net of current portion	83,325	83,325

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 286,990 shares at September 30, 2002 and 224,290 shares at December 31, 2001 issued and outstanding	287	224
Additional paid-in capital	4,398,353	2,477,334
Deferred compensation	(2,512)	(765)
Notes receivable from officers	(24)	(315)
Accumulated other comprehensive income	34,620	34,371
Accumulated deficit	(1,453,091)	(942,612)

Total stockholders' equity	2,977,633	1,568,237

Total liabilities and stockholders' equity	$4,072,921	$1,907,734

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
(in thousands, except per share amounts)

Revenues:
Revenue under strategic alliances	$50,720	$82,175	$144,104	$191,605
Copromotion revenue	45,035	—	112,104	—

Total revenues	95,755	82,175	256,208	191,605

Costs and expenses:
Research and development	140,522	98,840	364,264	285,945
Selling, general and administrative	37,391	18,315	114,691	53,948
Cost of copromotion revenue	18,762	—	44,284	—
Acquired in-process research and development	—	—	242,000	—
Amortization of intangibles	9,810	15,714	25,107	48,010

Total costs and expenses	206,485	132,869	790,346	387,903

Loss from operations	(110,730)	(50,694)	(534,138)	(196,298)

Other income (expense):
Investment income	21,722	24,007	69,832	73,392
Realized gain on marketable securities	3,818	1,363	15,819	6,519
Realized loss on marketable securities	(3,306)	(169)	(20,368)	(760)
Interest expense	(10,383)	(2,366)	(27,624)	(7,020)
Gain on sale of equity interest in joint venture	—	—	40,000	—
Equity in operations of joint venture	—	2,625	—	1,700
Debt financing charge	—	—	(54,000)	—
Debt conversion expenses	—	—	—	(2,567)

Net loss	$(98,879)	$(25,234)	$(510,479)	$(125,034)

Amounts per common share:
Net loss per share, basic and diluted	$(0.35)	$(0.11)	$(1.86)	$(0.57)

Weighted average shares, basic and diluted	285,091	220,069	274,013	217,766

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2002	2001
(in thousands)

Cash Flows from Operating activities:
Net loss	$(510,479)	$(125,034)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	242,000	—
Depreciation and amortization	61,408	72,938
(Gain) on marketable securities	(15,819)	(6,519)
Loss on marketable securities	20,368	760
Stock compensation expense	6,887	3,214
Equity in operations of joint venture	—	(1,700)
Changes in operating assets and liabilities:
Due from strategic alliance partners	(5,493)	(7,948)
Prepaid expenses and other current assets	(39,621)	(1,194)
Restricted cash and other assets	(3,269)	251
Accounts payable and accrued expenses	(20,652)	9,848
Deferred revenue	(40,648)	(54,065)

Net cash used in operating activities	(305,318)	(109,449)

Cash Flows from Investing activities:
Investments in marketable securities	(845,467)	(616,545)
Proceeds from sales and maturities of marketable securities	850,382	474,992
Investment in joint venture	(235)	(656)
Purchase of property and equipment and other long term assets	(65,027)	(36,158)
Net cash used in Cambridge Discovery Chemistry Ltd. acquisition	—	(1,614)
Proceeds from the sale of Cambridge Discovery Chemistry, Inc.	—	946
Net cash acquired in COR Therapeutics, Inc. acquisition	308,522	—

Net cash provided by (used in) investing activities	248,175	(179,035)

Cash Flows from Financing activities:
Proceeds from sales of common stock and exercises of warrants	81,976	178,573
Net proceeds from employee stock purchases	13,830	16,118
Repayment of principal of long-term debt obligations	(40)	—
Repayment of notes receivable from officers	145	—
Principal payments on capital leases	(13,367)	(10,793)

Net cash provided by financing activities	82,544	183,898

Increase (decrease) in cash and cash equivalents	25,401	(104,586)
Equity adjustment from foreign currency translation	1,421	(36)
Cash and cash equivalents, beginning of period	35,993	166,086

Cash and cash equivalents, end of period	$62,815	$61,464

Supplemental Cash Flow Information:
Cash paid for interest	$29,286	$7,692

Supplemental Disclosure of Noncash Investing and Financing Activities:
Acquisition of COR Therapeutics, Inc., including direct transaction costs	$1,833,329	$—
Construction costs for laboratory and office space	63,843	24,631
Equipment acquired under capital leases	6,155	15,427
Millennium & ILEX Partners, L.P. capital contribution	270	4,189
Conversion of subordinated debt to common stock	—	12,602
Services due from the sale of Cambridge Discovery Chemistry, Inc.	—	3,000
Write off of capital assets	—	558
Reclassification of debt issuance costs to additional paid-in capital	—	122

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.        Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission (SEC) on March 7, 2002.

2.        Summary of Significant Accounting Policies

(a)        Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at September 30, 2002 and December 31, 2001 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in realized loss on marketable securities. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

(b)        Inventory

        Inventory represents bulk materials used in the production of INTEGRILIN® (eptifibatide) Injection and INTEGRILIN finished goods inventory on hand, valued at cost. Inventory consists of the following (in thousands):

September 30, 2002
Bulk materials	$54,602
Finished goods	50,493

$105,095

(c)        Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets. Accumulated amortization on intangible assets was $35.6 million and $12.7 million at September 30, 2002 and December 31, 2001, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, the Company ceased the amortization of goodwill. The Company completed its transitional assessment of goodwill in the first quarter of 2002 and no impairment loss was recognized. The Company will continue to test for goodwill impairment annually, on October 1.

        On October 1, 2002, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of the Company's acquisition of COR Therapeutics, Inc. ("COR") which generated a significant amount of goodwill (see Note 3), the Company has experienced a significant decline in market capitalization due to a decline in stock price. While a decline in stock price is not specifically cited as an impairment indicator, the Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

        The following unaudited pro forma adjusted net losses have been prepared as if SFAS No. 142 had been applied retroactively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
(in thousands, except per share amounts)
Net loss	$(98,879)	$(25,234)	$(510,479)	$(125,034)
Add back: Goodwill amortization	—	14,307	—	43,093
Add back: Assembled workforce amortization	—	295	—	885

Adjusted net loss	$(98,879)	$(10,632)	$(510,479)	$(81,056)

Amounts per common share, basic and diluted:
Net loss	$(0.35)	$(0.11)	$(1.86)	$(0.57)
Add back: Goodwill amortization	—	0.07	—	0.20
Add back: Assembled workforce amortization	—	0.00	—	0.00

Adjusted net loss	$(0.35)	$(0.04)	$(1.86)	$(0.37)

Shares	285,091	220,069	274,013	217,766

(d)        Revenue Recognition

        Copromotion revenue includes the Company's share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by Schering-Plough Ltd. and Schering Corporation (collectively "Schering"). Also included in copromotion revenue are reimbursements from Schering of the Company's cost of copromotion revenue and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. The Company recognizes revenue when Schering ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company's costs of copromotion revenue consist of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. The Company defers certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Advertising and promotional expenses are expensed as incurred. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned. Deferred revenue also includes cash

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

advances from Schering to the Company for the Company's prepayments to its manufacturers of INTEGRILIN® (eptifibatide) Injection.

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

        The cumulative effect of the change on prior years resulted in a charge to income of $107.7 million, which was included in the loss for the year ended December 31, 2000. The amount of revenue recognized in the three and nine months ended September 30, 2002 that was included in the cumulative effect of change in accounting principle and was recognized in prior years was $8.4 million and $30.5 million, respectively. The amount of revenue recognized in the three and nine months ended September 30, 2001 that was included in the cumulative effect of change in accounting principle and was recognized in prior years was $10.6 million and $32.8 million, respectively.

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

        The Company operates in one business segment, which primarily focuses on the discovery, development and commercialization of proprietary therapeutic and diagnostic human healthcare products and services. All of the Company's copromotion revenue is currently related to sales of INTEGRILIN. Revenues from one strategic partner accounted for approximately 19.6% and 50.4% of total revenues for the quarters ended September 30, 2002 and 2001, respectively and 21.5% and 38.7% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Revenues from a second strategic partner accounted for approximately 11.3% and 13.2% of total revenues for the quarters ended September 30, 2002 and 2001, respectively and 12.7% and 17.0% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Revenues from a third strategic partner accounted for approximately 10.4% and 12.2% of total revenues for the quarters ended September 30, 2002 and 2001, respectively and 11.9% and 15.7% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. There were no other significant strategic partners during the three and nine months ended September 30, 2002 and 2001, respectively.

(f)        Information Concerning Market and Source of Supply Concentration

        Millennium and Schering copromote INTEGRILIN in the United States and share any profits and losses. Together with Schering and Genentech, Inc., the Company also copromotes INTEGRILIN for use with Genentech's fibrinolytic, or clot-dissolving, drugs TNKase™ and Activase® across the United States. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to Schering rights to market INTEGRILIN outside the United States, and Schering pays the Company royalties based on these sales of INTEGRILIN. The

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is Schering, for the filling and final packaging of INTEGRILIN® (eptifibatide) Injection.

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

(h)        Comprehensive Loss

        Comprehensive loss was $82.2 million and $4.5 million for the three months ended September 30, 2002 and 2001, respectively, and $495.5 million and $91.9 million for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Unrealized gains and losses on marketable securities include the reclassification to realized losses on marketable securities in the condensed consolidated statement of operations for the nine months ended September 30, 2002 of unrealized losses of $14.6 million due to a decline in the market value of an investment in marketable securities that was deemed to be other than temporary. Accumulated other comprehensive income at September 30, 2002 included $33.8 million of unrealized gains on marketable securities with the balance attributable to cumulative foreign currency translation adjustments.

3.        COR Acquisition

        On February 12, 2002, the Company acquired COR for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR. This calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by Millennium pursuant to the merger agreement and converted into options to purchase approximately 6.1 million shares of Millennium common stock.

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

        The transaction was recorded as a purchase for accounting purposes and the Company's consolidated financial statements include COR's operating results from the date of the acquisition. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets and goodwill as follows (in thousands):

Net tangible assets acquired	$37,585
In-process research and development	242,000
Identifiable intangible assets (primarily developed technology--13 year useful life and trademark--indefinite life)	494,000
Goodwill	1,059,744

$1,833,329

        The Company recorded a one-time, noncash charge to operations in the quarter ended March 31, 2002 and the nine months ended September 30, 2002 of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

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

        The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of COR had occurred as of January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
(in thousands, except per share amounts)

Total revenues	$95,755	$115,198	$273,733	$285,471

Net loss	$(98,879)	$(33,378)	$(279,623)	$(150,550)

Amounts per common share:
Net loss, basic and diluted	$(0.35)	$(0.12)	$(1.02)	$(0.55)

Weighted average shares, basic and diluted	285,091	275,197	274,013	272,894

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

        In each of March 2002, June 2002 and September 2002, Abbott Laboratories ("Abbott") made a $28.6 million purchase of Millennium common stock pursuant to the March 2001 Investment Agreement between the Company and Abbott.

5.        Convertible Debt

        The Company currently has the following outstanding convertible notes:

•	5.0% convertible subordinated notes due March 1, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $34.21 per share (the "5.0% notes");

•	4.5% convertible senior notes due June 15, 2006, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $40.61 per share (the "4.5% notes"); and

•	5.5% convertible subordinated notes due January 15, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share (the "5.5% notes").

        At September 30, 2002, the Company had an aggregate of approximately $600.0 million of principal of the 5.0% and 4.5% notes outstanding after the Company completed a cash repurchase offer to the noteholders in April 2002. In April 2002, the Company amended the terms of these notes to add put options permitting noteholders to require the Company on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires us to record all derivative instruments in the balance sheet at fair value. The Company determined the fair value of these derivative instruments to be $54.0 million in the aggregate and the Company recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 2002. Changes in the fair value of these derivatives are recognized in income.

        At September 30, 2002, the Company had $83.3 million of principal of 5.5% notes outstanding. During the nine months ended September 30, 2001, the Company paid $2.6 million in cash to certain holders of the 5.5% notes in order to induce the conversion of $12.6 million of their notes into approximately 0.3 million shares of Millennium common stock. These cash payments were expensed during the nine months ended September 30, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion.

        Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.5% notes on January 15 and July 15 of each year, of the 5.0% notes on March 1 and September 1 of each year and of the 4.5% notes on June 15 and December 15 of each year. All required interest payments to date have been made.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

6.        Commitments

Lease Commitments

        The Company has lease obligations relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002. The rent obligation for the second building is expected to commence on the earlier of (a) October 1, 2003 or (b) the date on which the Company commences occupancy of the building. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year. Each lease is for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under Emerging Issues Task Force ("EITF") 97-10, "The Effect of Lessee Involvement in Asset Construction."

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

Revenues

        Historically, we have derived our revenue from payments from our strategic alliances with major pharmaceutical companies. With the acquisition of COR Therapeutics, Inc. ("COR"), we began generating revenue based on sales of INTEGRILIN® (eptifibatide) Injection. We expect that our revenue mix will continue to shift to product based revenue as we develop our product pipeline, bring additional products to commercialization, evolve our partnerships and additional discovery-focused alliances terminate.

        INTEGRILIN

        Beginning in the first quarter of 2002 in connection with our acquisition of COR, we began recognizing copromotion revenue that principally relates to our share of the profits from the sale of INTEGRILIN by Schering in copromotion territories. Additionally, copromotion revenues include recognition of reimbursement from Schering of our cost of copromotion revenue and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. Our major product alliances include:

•	a collaboration agreement with Schering-Plough Ltd. and Schering Corporation (collectively "Schering") to jointly develop and commercialize INTEGRILIN on a worldwide basis; and

•	an agreement with Genentech to copromote INTEGRILIN with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase™ (tenecteplase) and Activase® (alteplase) in the United States.

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

        Additional product alliances include:

•	a purchase and sale agreement between ILEX Oncology, Inc. and us for the sale of our interests in CAMPATH® (alemtuzumab) humanized monoclonol antibody; and

•	a joint development agreement with BZL Biologics, L.L.C. for immunotoxin and radiolabeled products.

        Our major discovery alliances include:

•	a March 2001 joint development and commercialization agreement with Abbott Laboratories in metabolic diseases;

•	a June 2000 technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc. in inflammatory disease;

•	a February 1999 collaboration agreement with Becton, Dickinson and Company focused primarily on Diagnomics™ products for specified cancers;

•	a September 1998 research agreement with Bayer AG in cardiovascular disease, and certain areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections; and

•	an October 1997 research alliance and technology transfer agreement with Monsanto Company in plant agriculture.

        These alliances are usually established for a fixed term, typically five years. Upon expiration of the initial term, unless renewed, revenue funding under these agreements will cease. We expect revenues from our discovery-focused alliances to decline as existing alliances expire and the current business environment may make it difficult to enter into new alliances.

Ongoing Expansion of Operations

        During 2002 and 2001, we have expanded and expect to continue to expand our operations through internal growth, additional strategic alliances and the COR acquisition. To build development and commercialization capabilities, in 2002 and 2001, we hired staff in critical functions, including global commercial operations, clinical research and operations, strategic product development, government relations and regulatory affairs, as well as in other support areas.

        We expect to incur increasing expenses and may incur increasing operating losses for at least the next several years, primarily due to expansion of facilities and research and development programs and as a result of our efforts to advance acquired products or our own development programs to commercialization. In particular, we anticipate significant expenditures related to the following ongoing initiatives:

•	continue developing, training, maintaining and managing our sales force for INTEGRILIN® (eptifibatide) Injection;

•	expanding our commercial presence in the United States and the European Union; and

•	increasing our development capabilities for our clinical and pre-clinical product candidates.

        We expect to continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development. Our results of operations for any period may not be indicative of future results as our revenues may fluctuate from period to period or year to year.

Financial Resources

        As of September 30, 2002 we had approximately $1.8 billion in cash, cash equivalents and marketable securities. We primarily invest in high-grade corporate bonds, asset-backed and U.S. government agency securities. Our objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and deliver competitive returns subject to prevailing market conditions and, consistent with these primary objectives, to realize gains through periodic sales of marketable securities in order to meet our earnings objectives. Income may decline as cash and marketable securities balances may decline and will fluctuate based upon market conditions.

        As of September 30, 2002 we had approximately $683.3 million in convertible notes outstanding. All three issues of notes require semi-annual interest payments through maturity. Certain notes have been amended to include put options resulting in an additional payment obligation of $54.0 million. See Contractual Obligations for further discussion of these convertible notes.

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

        Copromotion revenue includes our share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by Schering. Also included in copromotion revenue are reimbursements to us by Schering of our cost of copromotion revenue and royalties from Schering on sales of INTEGRILIN outside the copromotion territory. We recognize revenue when Schering ships related product to wholesalers and record it net of allowances, if any. Our costs of copromotion revenue consist of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. We defer certain manufacturing-related expenses until the time Schering ships related product to its customers inside and outside copromotion territories. Advertising and promotional expenses are expensed as incurred. Deferred revenue includes payments from Schering received prior to the period in which the related contract revenues are earned. Deferred revenue also includes cash advances from Schering to us for our prepayments to our manufacturers of INTEGRILIN.

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

        Goodwill—In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill. We completed our transitional assessment of goodwill in the first quarter of 2002 and no impairment loss was recognized. We will continue to test for goodwill impairment annually, on October 1. We continually monitor business and market conditions to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

Results of Operations

Quarters Ended September 30, 2002 and September 30, 2001

        For the three months ended September 30, 2002 (the "2002 Quarterly Period"), we reported a net loss of $98.9 million or $0.35 per basic and diluted share as compared to a net loss of $25.2 million or $0.11 per basic and diluted share for the three months ended September 30, 2001 (the "2001 Quarterly Period").

        Revenues increased to $95.8 million for the 2002 Quarterly Period from $82.2 million for the 2001 Quarterly Period, and include $45.0 million of copromotion revenue based upon worldwide sales of INTEGRILIN and $50.7 million of strategic alliance revenue. The increase is primarily attributable to our share of profits from INTEGRILIN copromoted by us and Schering. As reported by Schering, sales of INTEGRILIN for the 2002 Quarterly Period were $76.9 million worldwide and U.S. sales were $72.2 million, an increase of 31 percent of worldwide sales and 36 percent of U.S. sales from the same period last year. Included in revenue for the quarterly periods presented in 2002 and 2001 is $8.4 million and $10.6 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. Revenue under strategic alliances decreased due to the termination of certain of our early strategic alliances. We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, evolve our partnerships and additional discovery-focused alliances terminate.

        Included in the 2001 Quarterly Period was $18.4 million of additional revenue from our Bayer alliance resulting from a change of estimate to reflect our continued research productivity improvements. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the three months ended September 30, 2001 was $43.7 million and $0.20 per share.

        Research and development expenses increased to $140.5 million in the 2002 Quarterly Period from $98.8 million for the 2001 Quarterly Period. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in expenses relating to clinical trials, principally for VELCADE™ (bortezomib) for Injection (formerly MLN341, LDP 341 and PS-341), and preclinical product candidates, personnel and facilities and consulting.

        In 2001, we initiated a Phase II trial of our lead oncology candidate, VELCADE, in patients with hematologic cancers and Phase I trials for potential treatment of patients with solid tumors. In June 2002, we received fast track designation from the Food and Drug Administration for VELCADE and we initiated a pivotal Phase III clinical trial of VELCADE in patients with multiple myeloma.

        Also in 2001, we initiated Phase II trials of MLN977 in patients with asthma and MLN02 in patients with ulcerative colitis and Crohn's Disease. During July 2002, we discontinued the development of our oral MLN977 program based upon the findings of a multi-center Phase II trial initiated in 2001 that showed the drug was clinically active in study patients, but that three patients experienced elevations in liver enzymes that were likely drug-related. During September 2002, the analysis of a Phase II trial of MLN02 in patients with Crohn's Disease showed the study did not meet its primary endpoint, but did reach the secondary endpoint which was remission.

        The radio-labeled version of our anti-PSMA (prostate specific membrane antigen) antibody, MLN591 is in Phase I trials in patients with hormone-refractory prostate cancer. In November 2001, we initiated a Phase I trial of our first genomically-derived molecule, MLN4760, for the potential treatment of obesity. Completion of clinical trials may take several years or more, but the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate.

        CMR International estimates that clinical trials in our areas of focus are typically completed over the following timelines:

Clinical Phase	Estimated Completion Period
Phase I	1-2 years
Phase II	2-3 years
Phase III	2-3 years

        If we successfully complete Phase III trials, we intend to submit the results to the FDA to support regulatory approval of the product. However, we cannot be certain that any of our products will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized.

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

        Selling, general and administrative expenses increased to $37.4 million for the 2002 Quarterly Period from $18.3 million for the 2001 Quarterly Period. This increase represents a full quarter of expenses from our commercial organization acquired in large part through the acquisition of COR as well as increased expenses due to the expansion of our business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in personnel expenses, facility expenses and consulting.

        Cost of copromotion revenue consists of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN® (eptifibatide) Injection within copromotion territories. Cost of copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and as we incur more or less of the joint activities that we undertake in our collaboration with Schering.

        Amortization of intangible assets in the 2002 Quarterly Period relates to specifically identified intangible assets from the COR, LeukoSite, Inc. ("LeukoSite") and Cambridge Discovery Chemistry Limited ("CDC") acquisitions. Amortization of intangible assets in the 2001 Quarterly Period relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense decreased to $9.8 million in the 2002 Quarterly Period from $15.7 million in the 2001 Quarterly Period due to the adoption of SFAS No. 142. Following our adoption of SFAS 142 effective as of January 1, 2002, we continue to amortize specifically identifiable intangible assets and ceased amortizing goodwill and assembled workforce which was reclassified to goodwill.

        Investment income decreased to $21.7 million for the 2002 Quarterly Period from $24.0 million for the 2001 Quarterly Period. We recorded realized gains of $3.8 million and $1.4 million and realized losses of $3.3 million and $0.2 million for the 2002 Quarterly Period and 2001 Quarterly Period, respectively. We expect to continue to realize gains and losses as we manage our portfolio. Interest expense increased to $10.4 million for the 2002 Quarterly Period from $2.4 million for the 2001 Quarterly Period primarily due to our assumption of COR's convertible notes consisting of 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share (the "5.0% notes") and 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share (the "4.5% notes").

Nine Months Ended September 30, 2002 and September 30, 2001

        For the nine months ended September 30, 2002 (the "2002 Nine Month Period"), we reported a net loss of $510.5 million or $1.86 per basic and diluted share as compared to a net loss of $125.0 million or $0.57 per basic and diluted share for the nine months ended September 30, 2001 (the "2001 Nine Month Period").

        Revenues increased to $256.2 million for the 2002 Nine Month Period from $191.6 million for the 2001 Nine Month Period. The increase is primarily attributable to our share of profits from INTEGRILIN® (eptifibatide) Injection copromoted by us and Schering. Included in revenue for the nine month periods presented in 2002 and 2001 is $30.5 million and $32.8 million, respectively, of revenue that was recognized in prior years relating to the adoption of SAB 101. Revenue under strategic alliances decreased due to the termination of certain of our early strategic alliances. We expect that our revenue mix will continue to shift to product-based revenue as we develop our pipeline, evolve our partnerships and additional discovery-focused alliance terminate.

        Included in the 2001 Nine Month Period was $18.4 million of additional revenue from our Bayer alliance resulting from a change of estimate to reflect our continued research productivity improvements. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the nine months ended September 30, 2001 was $143.5 million and $0.66 per share.

        Research and development expenses increased to $364.3 million in the 2002 Nine Month Period from $285.9 million for the 2001 Nine Month Period. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in expenses relating to clinical trials and preclinical product candidates, personnel and facilities.

        Selling, general and administrative expenses increased to $114.7 million for the 2002 Nine Month Period from $53.9 million for the 2001 Nine Month Period. The increase represents expenses from our commercial organization that were not present last year as well as increased expenses due to the expansion of our business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in personnel expenses, consulting and facility expenses.

        Cost of copromotion revenue consists of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. Cost of copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and as we incur more or less of the joint activities that we undertake in our collaboration with Schering.

        On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between Millennium and COR. This calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by us pursuant to the merger agreement and converted into options to purchase approximately 6.1 million shares of Millennium common stock with a weighted average exercise price of $13.07.

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

        We also recorded a one-time, non-cash charge to operations in the 2002 Nine Month Period of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established.

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

        Amortization of intangible assets in the 2002 Nine Month Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. Amortization of intangible assets in the 2001 Nine Month Period relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense decreased to $25.1 million in the 2002 Nine Month Period from $48.0 million in the 2001 Nine Month Period due to the adoption of SFAS No. 142. Following our adoption of SFAS 142 effective as of January 1, 2002, we continue to amortize specifically identifiable intangible assets and ceased amortizing goodwill and assembled workforce which was reclassified to goodwill.

        Investment income decreased to $69.8 million for the 2002 Nine Month Period from $73.4 million for the 2001 Nine Month Period. We recorded realized gains of $15.8 million and $6.5 million for the 2002 Nine Month Period and 2001 Nine Month Period, respectively. We recorded realized losses of $20.4 million during the 2002 Nine Month Period, including a $14.6 million write-down relating to certain bond investments. Our investments are made primarily in government and corporate bonds of high quality and a small portion of our holdings have been affected by the sudden and dramatic changes in the fundamentals of some of our bond issuers. We expect to continue to realize gains and losses as we manage our portfolio. Interest expense increased to $27.6 million for the 2002 Nine Month Period from $7.0 million for the 2001 Nine Month Period primarily due to our assumption of COR's convertible notes.

        We sold our equity interest in Millennium & ILEX Partners, L.P. ("M&I") and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During the 2002 Nine Month Period, we recorded an additional gain of $40.0 million payable in December 2002 on our sale of this equity interest based upon the achievement of a predetermined sales target of CAMPATH® (alemtuzumab) humanized monoclonal antibody for 2002 that entitles us to receive this additional payment under the terms of our agreement with ILEX.

        During the 2002 Nine Month Period, we recorded a non-cash charge of $54.0 million relating to the fair value of the premium put placed on COR's convertible notes that were assumed in the merger. See Contractual Obligations for further discussion of the put options.

        During the 2001 Nine Month Period, we paid an aggregate of $2.6 million in cash to certain holders of our 5.5% convertible subordinated notes due January 15, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $42.07 per share (the "5.5% notes") in order to induce the conversion of their notes into our common stock.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. As described above under Overview—Ongoing Expansion of Operations, we expect that our cash requirements for all of these uses will increase as the scale of our operations grows.

        Historically, we have funded our cash requirements primarily through the following:

•	payments from our strategic collaborators including license fees, milestone payments and research funding;

•	equity investments by our strategic collaborators, including:

•	$28.6 million from Abbott in each of March, June and September 2002 and $50.0 million and $28.6 million in April 2001 and September 2001;
•	$50.0 million from Aventis in both January and July 2001;

•	equity and debt financings, including:

•	our October 2000 secondary public common stock offering;
•	our January 2000 issuance of the 5.5% notes;

•	property and equipment financings; and

•	net cash acquired in connection with the COR acquisition of $308.5 million.

        In the future, we expect to continue to fund our cash requirements from some of these external sources as well as the sales of INTEGRILIN® (eptifibatide) Injection and other products. In particular, we are entitled to additional committed research and development funding under a number of our strategic alliances, Abbott has agreed to purchase an additional $57.0 million of our common stock in two quarterly installments through 2003 and we may receive additional substantial payments from ILEX as a result of our sale of our joint venture interest in M&I. We believe that the key factors that could affect our internal and external sources of cash are:

•	revenues and margins from sales of INTEGRILIN and other products and services for which we obtain marketing approval in the future;

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biopharmaceutical companies;

•	our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations;

•	the sales levels of CAMPATH; and

•	our ability to gain regulatory approval and commercialize our clinical product candidates.

        As of September 30, 2002 and December 31, 2001, we had approximately $1.8 billion and $1.5 billion, respectively in cash, cash equivalents and marketable securities. This excludes $38.9 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of September 30, 2002, which serve as collateral for letters of credit securing leased facilities.

         During the nine months ended September 30, 2001, we paid $2.6 million in cash to certain holders of the 5.5% notes in order to induce the conversion of $12.6 million of these notes into approximately 0.3 million shares of Millennium common stock. These cash payments were expensed during the nine months ended September 30, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. At September 30, 2002, we had $83.3 million of outstanding 5.5% notes.

        During the nine months ended September 30, 2002, we received $85.8 million from Abbott for a purchase of approximately 5.1 million shares of our common stock under an equity investment agreement. During the nine months ended September 30, 2001, we received $100.0 million from Aventis and $78.6 million from Abbott for purchases of approximately 2.0 million and 2.5 million shares, respectively of our common stock under equity investment agreements.

Cash Flows

        We used $305.3 million of cash in operating activities in the 2002 Nine Month Period and $109.4 million in the 2001 Nine Month Period. The principal use of cash in operating activities in both 2002 and 2001 was to fund our net loss.

        In addition to operating expenses we incur as a result of our alliances with our strategic partners, we have also made commitments to purchase debt and/or equity securities from certain of these partners.

        Investing activities provided net cash of $248.2 million in the 2002 Nine Month Period. We used cash of $179.0 million in investing activities in the 2001 Nine Month Period. The principal source of funds in the 2002 Nine Month Period is from the net cash acquired in the COR acquisition. The principal uses in the 2002 and 2001 Nine Month Periods were purchases of marketable securities, property and equipment and other long term assets.

        Financing activities provided net cash of $82.5 million in the 2002 Nine Month Period and $183.9 million in the 2001 Nine Month Period. The principal sources of net cash from financing activities were the sales of common stock to Abbott in the 2002 and 2001 periods and the sale of common stock to Aventis in the 2001 Period.

        On October 1, 2002, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, we have experienced a significant decline in market capitalization due to a decline in stock price. While, a decline in stock price is not specifically cited as an impairment indicator, we continually monitor business and market conditions to assess whether an impairment indicators exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which might result in a material impairment charge to our statement of operations.

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

        Our convertible notes aggregate $683.3 million in principal amount outstanding. All three issues of notes require semi-annual interest payments through maturity. These notes consist of:

•	$83.3 million of our 5.5% notes;
•	$300.0 million of our 4.5% notes; and
•	$300.0 million of our 5.0% notes.

        In April 2002, we amended the terms of the 4.5% notes and the 5.0% notes to add put options permitting noteholders to require us on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires us to record all derivative instruments in the balance sheet at fair value. We determined the fair value of these derivative instruments to be $54.0 million in the aggregate and we recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 2002. Changes in the fair value of these derivatives are recognized in income.

        In February 2001, we entered into a lease agreement relating to a building for laboratory and office space in Cambridge, England. The lease has a term of 20 years and is expected to commence in 2003 upon completion of construction. We are responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.6 million per year based upon foreign currency exchange rates at September 30, 2002 and is subject to market adjustments at the end of the 5th, 10th and 15th years.

        We also have lease obligations relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002. The rent obligation for the second building is expected to commence on the earlier of (a) October 1, 2003 or (b) the date on which we commence occupancy of the building. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year. Each lease is for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under Emerging Issues Task Force ("EITF") 97-10, "The Effect of Lessee Involvement in Asset Construction."

        There have been no other significant changes to our contractual obligations and commercial commitments since we presented those amounts in our Form 10-K as of December 31, 2001, except for Amendment No. 6 dated as of March 22, 2002 to Agreement dated as of September 22, 1998 by and between Bayer AG and us filed as an exhibit to our Form 10-Q for the period ended March 31, 2002.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, potential acquisitions, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend" and similar expressions to help identify forward-looking statements.

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

        All of the products that we are developing will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is expensive and lengthy, often taking a number of years. In some cases, the length of time that it takes for us to achieve various regulatory approval milestones affects the payments that we are eligible to receive under our strategic alliance agreements. For example, a payment is due to us from Schering if INTEGRILIN receives an expanded marketing authorization for the European Union.

        We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

        INTEGRILIN has been approved for a specific set of therapeutic uses. To grow our business, we may need to obtain regulatory approval to be able to promote INTEGRILIN for additional therapeutic uses.

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

        The process of discovering drugs based upon genomics is new and evolving rapidly. We focus our genomics research primarily on diseases that may be linked to several or many genes working in combination. Both we and the general scientific and medical communities have only a limited understanding of the role genes play in these diseases. To date, we have not commercialized any products discovered through our genomics research, and we may not be successful in doing so in the future. In addition, relatively few products based on gene discoveries have been developed and commercialized by others. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses.

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

        In particular due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and competition is intense and expected to increase. Our most significant competitors are major pharmaceutical companies and more established biotechnology companies. The two products that compete with INTEGRILIN are ReoPro®, which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat®, which is produced and sold by Merck & Co., Inc. These competitors operate large, well-funded cardiovascular research and development programs and have significant expertise in manufacturing, testing, regulatory matters and marketing.

If our clinical trials are unsuccessful, or if they experience significant delays, our ability to commercialize products will be impaired.

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

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

        At September 30, 2002 we had approximately $683.3 million of outstanding debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. During each of the next three years, we will be required to make interest payments on our outstanding convertible notes totaling approximately $33.1 million. In addition, we amended the convertible notes assumed upon our acquisition of COR to provide noteholders the right to put these notes to us on April 29, 2003 for cash at a premium to face value. The aggregate amount of this premium on the $600.0 million principal amount of these notes is approximately $54.0 million. In the event that the holders of large numbers of these notes put these notes to us, the amount of our cash would be substantially diminished. If we are unable to generate sufficient cash to meet these obligations and have to use existing cash or investments, we may have to delay or curtail our research and development programs.

        We intend to fulfill our debt service obligations both from cash generated by our operations and from our existing cash and investments. We may add additional lease lines to finance capital expenditures and may obtain additional long-term debt and lines of credit.

        Our indebtedness could have significant additional negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures and research and development;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

We have sold our interest in CAMPATH® (alemtuzumab) humanized monoclonal antibody; as a result, we will no longer have control over the financial success of that product.

        On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P., which owns the CAMPATH product. In exchange for our equity interest in Millennium & ILEX Partners, ILEX paid us $20 million on December 31, 2001 and is obligated to pay us up to an additional $120.0 million over the next three years if sales of CAMPATH in the U.S. meet specified sales thresholds. During the nine month period ended September 30, 2002, we recorded an additional gain of $40.0 million payable in December 2002. In addition, we will be entitled to additional payments from ILEX based on U.S. sales of CAMPATH after 2004. There can be no assurance that we will receive any of the payments that are dependent on sales of CAMPATH. In addition, we will have no ability to influence the actions of the entity that owns CAMPATH and, therefore, will have no control over the financial success of CAMPATH.

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
example, Schering is one of the manufacturers of INTEGRILIN and Becton Dickinson has the sole right to develop, manufacture and commercialize our Melastatin® gene detection product.

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

        On June 26, 2002, Ariad Pharmaceuticals, Inc. sent us and approximately 50 other parties a letter offering a sublicense for the use of U.S. Patent No. 6,410,516 (which was issued and which is exclusively licensed to Ariad). We have serious questions concerning the validity of this patent. However, if Ariad sued us for infringement of this patent, and the patent was found to be valid and we were found to be infringing, we could be required to pay royalties based on the U.S. sales of VELCADE, which would reduce our profits on these sales and which could have a material adverse effect on our business.

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

        We may in the future elect to manufacture certain of our products in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

We face particular challenges in connection with the manufacture of INTEGRILIN® (eptifibatide) Injection; if we do not meet these challenges our revenues and income will be adversely affected.

        With respect to INTEGRILIN, we have two manufacturers that produce bulk product and two manufacturers, one of which is Schering at its Manati facility in Puerto Rico, that perform fill/finish and packaging. If we do not have adequate supplies of INTEGRILIN to meet market demand, we may lose potential revenues, and the healthcare community may turn to competing products. Pending resolution of issues to be addressed by us and Schering relating to production processes and procedures, international supply of INTEGRILIN from Schering's Manati facility has been temporarily halted and fill/finish and packaging of INTEGRILIN at that facility for sale in the United States is in abeyance. We are actively working with Schering to identify alternative fill/finish and packaging suppliers, including other Schering facilities, to serve as future sources of supply. We believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our requirements for INTEGRILIN supply in the United States for the foreseeable future.

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

        Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. In particular, INTEGRILIN is administered to patients with serious cardiovascular disease who have a high incidence of mortality. Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We manage our investment portfolio in accordance with our Investment Policy. The primary account objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs and deliver competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed and U.S. government agency securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $27.4 million decrease in the fair value of our investments as of September 30, 2002. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        The interest rates on our convertible subordinated notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of September 30, 2002 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

        We have established and maintain disclosure controls and procedures to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC's rules and forms. Our chief executive officer and chief financial officer evaluated these controls and procedures--within 90 days of the filing date of this quarterly report--and concluded based upon that evaluation, that they are effective in achieving this purpose.

(b)    Changes in internal controls.

        We maintain internal financial controls and procedures to ensure that we comply with applicable laws and our established financial policies. There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by our chief executive officer and chief financial officer.

PART II OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        On September 4, 2002, we issued and sold to Abbott Laboratories 2,269,375 shares of our common stock for aggregate proceeds of approximately $28.6 million. These shares were issued pursuant to an investment agreement dated March 9, 2001 between us and Abbott and no person served as an underwriter with respect to this transaction. We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)	Reports on Forms 8-K

         The following Current Reports on Form 8-K were filed by us during the three months ended September 30, 2002.

         1.         A Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2002 pursuant to Items 5 and 7 to report that we issued a press release on July 15, 2002 to announce that we will discontinue the development of our oral MLN977 program for the treatment of chronic asthma.

         2.         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 13, 2002 pursuant to Items 5 and 7 to report that, although we were not included on the list of companies required to comply with SEC Order 4-460, our principal executive officer and principal financial officer voluntarily signed statements under oath in the form required by the order.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: November 12, 2002	By	/s/ KEVIN P. STARR

Kevin P. Starr
Chief Operating Officer
and Chief Financial Officer
(principal financial and chief accounting officer)

CERTIFICATIONS

I, Mark J. Levin, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MARK J. LEVIN

Mark J. Levin
Chairperson, President and Chief Executive Officer

I, Kevin P. Starr, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ KEVIN P. STARR

Kevin P. Starr
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
99.1	Statement Pursuant to 18 U.S.C. §1350
99.2	Statement Pursuant to 18 U.S.C. §1350