Form 10-Q/A
period 2002-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2002-11-22
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Explanatory Note

        We are filing this amendment on Form 10-Q/A to correct information on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2002. The three line items impacted are the change in accounts payable and accrued expenses, purchases of property and equipment, and construction costs. The related discussion in Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations has also been corrected.

        This correction had no effect on our operating results, balance sheet or cash position.

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

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2002	2001
(in thousands)

Cash Flows from Operating activities:
Net loss	$(510,479)	$(125,034)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	242,000	—
Depreciation and amortization	61,408	72,938
(Gain) on marketable securities	(15,819)	(6,519)
Loss on marketable securities	20,368	760
Stock compensation expense	6,887	3,214
Equity in operations of joint venture	—	(1,700)
Changes in operating assets and liabilities:
Due from strategic alliance partners	(5,493)	(7,948)
Prepaid expenses and other current assets	(39,621)	(1,194)
Restricted cash and other assets	(3,269)	251
Accounts payable and accrued expenses	15,546	9,848
Deferred revenue	(40,648)	(54,065)

Net cash used in operating activities	(269,120)	(109,449)

Cash Flows from Investing activities:
Investments in marketable securities	(845,467)	(616,545)
Proceeds from sales and maturities of marketable securities	850,382	474,992
Investment in joint venture	(235)	(656)
Purchase of property and equipment and other long term assets	(101,225)	(36,158)
Net cash used in Cambridge Discovery Chemistry Ltd. acquisition	—	(1,614)
Proceeds from the sale of Cambridge Discovery Chemistry, Inc.	—	946
Net cash acquired in COR Therapeutics, Inc. acquisition	308,522	—

Net cash provided by (used in) investing activities	211,977	(179,035)

Cash Flows from Financing activities:
Proceeds from sales of common stock and exercises of warrants	81,976	178,573
Net proceeds from employee stock purchases	13,830	16,118
Repayment of principal of long-term debt obligations	(40)	—
Repayment of notes receivable from officers	145	—
Principal payments on capital leases	(13,367)	(10,793)

Net cash provided by financing activities	82,544	183,898

Increase (decrease) in cash and cash equivalents	25,401	(104,586)
Equity adjustment from foreign currency translation	1,421	(36)
Cash and cash equivalents, beginning of period	35,993	166,086

Cash and cash equivalents, end of period	$62,815	$61,464

Supplemental Cash Flow Information:
Cash paid for interest	$29,286	$7,692

Supplemental Disclosure of Noncash Investing and Financing Activities:
Acquisition of COR Therapeutics, Inc., including direct transaction costs	$1,833,329	$—
Construction costs for laboratory and office space	27,645	24,631
Equipment acquired under capital leases	6,155	15,427
Millennium & ILEX Partners, L.P. capital contribution	270	4,189
Conversion of subordinated debt to common stock	—	12,602
Services due from the sale of Cambridge Discovery Chemistry, Inc.	—	3,000
Write off of capital assets	—	558
Reclassification of debt issuance costs to additional paid-in capital	—	122

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

Cash Flows

        We used $269.1 million of cash in operating activities in the 2002 Nine Month Period and $109.4 million in the 2001 Nine Month Period. The principal use of cash in operating activities in both 2002 and 2001 was to fund our net loss.

        In addition to operating expenses we incur as a result of our alliances with our strategic partners, we have also made commitments to purchase debt and/or equity securities from certain of these partners.

        Investing activities provided net cash of $212.0 million in the 2002 Nine Month Period. We used cash of $179.0 million in investing activities in the 2001 Nine Month Period. The principal source of funds in the 2002 Nine Month Period is from the net cash acquired in the COR acquisition. The principal uses in the 2002 and 2001 Nine Month Periods were purchases of marketable securities, property and equipment and other long term assets.

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

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: November 22, 2002	By	/s/ KEVIN P. STARR

Kevin P. Starr
Chief Operating Officer
and Chief Financial Officer
(principal financial and chief accounting officer)

CERTIFICATIONS

I, Mark J. Levin, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc., as amended by Amendment No. 1;

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

Date: November 22, 2002	/s/ MARK J. LEVIN

Mark J. Levin
Chairperson, President and Chief Executive Officer

I, Kevin P. Starr, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc., as amended by Amendment No. 1;

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

Date: November 22, 2002	/s/ KEVIN P. STARR

Kevin P. Starr
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
99.1	Statement Pursuant to 18 U.S.C. §1350
99.2	Statement Pursuant to 18 U.S.C. §1350