Form 10-K
period 2002-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2003-03-07
CIK 1002637

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

Common Stock, $.001 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $1,940,525,377 based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on March 4, 2003.

        Number of shares outstanding of the registrant's class of Common Stock as of March 4, 2003: 292,328,603.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders	Part III

i

ii

PART I

Item 1. BUSINESS

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing products in several disease areas. We currently have a cardiovascular disease product on the market and a cancer product under review for marketing approval. We also have potential products in earlier stages of development in each of those areas and in our inflammatory disease and metabolic disease areas.

        Our market-leading cardiovascular product, INTEGRILIN® (eptifibatide) Injection, has been marketed in the United States since 1998 and outside the United States since 1999. In the United States, we copromote INTEGRILIN with Schering-Plough Ltd. and Schering-Plough Corporation, together referred to as SGP, and share profits and losses. Outside the United States, SGP sells INTEGRILIN pursuant to a royalty-bearing license. In 2002, worldwide sales of INTEGRILIN were approximately $303.7 million. Approximately 93% of those sales were made in the United States. Our share of revenues from INTEGRILIN in the United States was approximately $160.0 million, which represented approximately 45% of our revenue for 2002.

        Our next product candidate, VELCADE™ (bortezomib) for Injection, is the most advanced of our drug candidates in clinical development. In January 2003, we completed our filing of a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, seeking approval to market VELCADE as a treatment for patients with relapsed and refractory multiple myeloma, a form of bone marrow cancer. In February 2003, we submitted a Marketing Authorization Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, to market VELCADE for this indication.

        Our strategy is to advance multiple products in several focus areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. We plan to develop and commercialize many of our products on our own, but will seek development and commercial partners when we believe that to do so will maximize product value. For example, we plan to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or to address markets outside the United States. In particular, we are seeking a strategic arrangement relating to the sales and marketing of VELCADE.

        As we continue to market INTEGRILIN, develop our product pipeline, commercialize additional products and enter into new commercial alliances, we expect to continue our shift from a discovery-focused company towards a product-based company.

        We were incorporated in Delaware in 1993, and our principal executive offices are located at 75 Sidney Street, Cambridge, Massachusetts 02139.

Our Strategy

        Our goal is to become a sustainable, biopharmaceutical company. We focus on developing and commercializing important new medicines in several therapeutic areas. A key element of the strategy in our disease areas is to build a sustainable pipeline of innovative new treatments based on our understanding of particular molecular pathways that affect the instigation and progression of specific diseases. These molecular pathways include related effects of proteins on cellular performance, replication and death.

        In the near term, we expect to focus our commercial activities in the cardiovascular and cancer therapeutic areas. In the cardiovascular area, our acquisition of COR Therapeutics, Inc., or COR, in 2002 brought us a hospital based cardiovascular sales and marketing organization, INTEGRILIN and a discovery pipeline of potential future cardiovascular products. We expect sales growth of INTEGRILIN to drive our cardiovascular business over the next several years. In cancer, subject to satisfactory review and approval of our NDA for VELCADE™ (bortezomib) for Injection, our intention is to launch VELCADE in the United States during 2003.

        Our nearterm strategy in the inflammatory and metabolic disease areas is to work with our major pharmaceutical partners, Aventis Pharmaceuticals, Inc., or Aventis, and Abbott Laboratories, or Abbott, to build significant pipelines of discovery and clinical development candidates for important diseases. We believe that working with these partners allows us to share risks and rewards going forward and provides us financially reasonable access to the substantial capabilities required for clinical development and commercialization in these therapeutic areas.

        We believe we will make substantial progress in bringing new products to market from our current pipeline of compounds in clinical development. We also hope to gain approval to market VELCADE for the treatment of cancer types in addition to multiple myeloma and that these additional uses of VELCADE will lead to a significant expansion of our cancer business. In inflammatory and metabolic disease we hope to advance novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

        We expect to bring new products to market derived from our pipeline of discovery and development-stage programs on a regular basis. If we are successful, we would use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations and become a sustainable biopharmaceutical company with global capabilities.

Our Disease Areas

Cardiovascular Diseases

The Therapeutic Need

        Cardiovascular disease is a general term for a group of disorders that affects the heart and blood vessels of the heart and includes coronary heart disease, stroke, peripheral vascular disease and high blood pressure. Arterial thrombosis, venous thrombosis and restenosis are all types of coronary heart disease.

        In arterial thrombosis, an aggregation of platelets, or blood cells that help prevent bleeding, forms on the lining of an injured artery. This condition is called a thrombus, which essentially is a plug. The thrombus blocks the artery impairing its ability to supply blood and oxygen to the heart, brain and other organs. In the heart, disorders from arterial thrombosis range from prolonged episodes of severe chest pain, including unstable angina, an accelerating pattern of chest pain, to heart attack and sudden death. In the brain, disorders from arterial thrombosis range from a temporary reduction in oxygen supply to stroke.

        In venous thrombosis, a thrombus breaks off from the lining of an injured artery or vein. The thrombus may travel to the lungs and cause a pulmonary embolism, a serious disorder in which blood supply is blocked and lung tissue is killed.

        Thrombus formations generally can block coronary arteries and lead to heart attack or death in patients undergoing percutaneous coronary interventions, procedures commonly known as balloon angioplasties, or patients who experience sudden stoppages of blood flow to the heart known as acute coronary syndromes.

        In restenosis, an artery significantly re-narrows following an angioplasty procedure, usually within six months. New treatments or devices, such as stents, help reduce restenosis in angioplasty. However, stenting itself can be complicated by restenosis, particularly in smaller blood vessels.

        Despite decades of extensive research and development and significant advances in its treatment, cardiovascular disease is extremely prevalent, affecting an estimated 61 million people in the United States. By the year 2020, cardiovascular disease is anticipated to represent the leading cause of death in the world.

        Our cardiovascular disease program focuses on developing treatments in areas such as thrombosis, restenosis and congestive heart failure, which occurs when the heart's weak pumping action causes a buildup of fluid in the lungs and other body tissues, through the identification and understanding of the key mechanisms and pathways involved in these conditions. Our cardiovascular pipeline includes multiple novel targets and clinical development compounds, as well as INTEGRILIN.

INTEGRILIN® (eptifibatide) Injection

        In collaboration with SGP, INTEGRILIN is being marketed in the United States, in all 15 member states of the European Union and in other countries, including Argentina, Australia, Brazil, Canada, India, Japan, Mexico, Singapore, South Africa, Switzerland and Thailand.

        INTEGRILIN is a small synthetic peptide that works by preventing the aggregation of platelets, by blocking the receptor on the platelets responsible for the aggregation, the platelet receptor GP IIb-IIIa. The effects of INTEGRILIN are specific to platelets, avoiding interference with other normal cardiovascular processes, and the effects can be reversed upon INTEGRILIN discontinuation when no longer needed. We believe that annually more than one million people in the United States are candidates for INTEGRILIN therapy.

        INTEGRILIN is approved for marketing in the United States for the treatment of patients with acute coronary syndromes which include unstable angina and heart attack and for use at the time of a percutaneous coronary intervention. This is a broader set of indications than the other two GP IIb-IIIa inhibitors approved for marketing in the United States. We believe that INTEGRILIN sales for its current indications will continue to increase if early usage in patients with acute coronary syndromes becomes more common and if the number of hospitals using INTEGRILIN increases.

        Bleeding is the most common complication encountered during administration of INTEGRILIN therapy. The majority of excess major bleeding events associated with INTEGRILIN are localized at the site of catheter insertion. We have a specialized United States cardiovascular sales force that focuses on expanding hospital use of INTEGRILIN. We market INTEGRILIN to clinical cardiologists, interventional cardiologists and emergency medicine physicians. We also focus on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom can affect purchasing decisions. SGP is responsible for the sale of the final product to wholesalers.

        We are pursuing opportunities to expand the market potential for INTEGRILIN by increasing the approved therapeutic uses for the product. The following two clinical trials are underway to evaluate possible additional uses of INTEGRILIN:

  •
  Our "ADVANCE MI" trial is a Phase III clinical trial in patients experiencing a specific type of myocardial infarction, or heart attack. The goal of this study is to determine if the patient survival rate is improved and the rate of congestive heart failure is reduced by administering therapies to restore blood flow to the heart muscle upon diagnosis of a heart attack. In this study, physicians are administering INTEGRILIN, either alone or in combination with a "clot-busting" treatment, to heart attack patients and then performing a percutaneous coronary intervention procedure within four hours of the administration of the drug or drugs. ADVANCE MI is an acronym for ADdressing the Value of Facilitated ANgioplasty after Combination Therapy or Eptifibatide Monotherapy in Acute Myocardial Infarction.

  •
  INTEGRILIN is also being evaluated in an investigator-initiated Phase II clinical trial in patients undergoing coronary artery bypass graft, or CABG, surgery. The goal of this study is to determine the safety of prior administration of INTEGRILIN® (eptifibatide) Injection for the purpose of preventing thrombosis that may occur with the use of cardiac bypass machines during CABG surgery.

        In addition, we are currently funding other investigator-initiated clinical trials to evaluate INTEGRILIN in other possible indications.

Our SGP Collaboration

        In April 1995, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Under this agreement, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from SGP and us. However, certain development decisions are allocated specifically to us. In addition, in those markets where SGP has exclusive marketing rights, currently, everywhere except the United States, SGP has decisionmaking authority with respect to marketing issues.

        Under our collaboration agreement with SGP, we share any profits or losses from the United States with SGP based on the amount of promotional efforts that each party contributes. Since the United States launch of INTEGRILIN in June 1998, we have agreed to share promotional efforts in the United States equally with SGP. We have granted SGP an exclusive license to market INTEGRILIN outside the United States, and SGP pays royalties to us based on sales in this territory. We have the right, in the future, to copromote INTEGRILIN in Europe and Canada. If we exercise this right, we would share any profits or losses from this additional copromotion territory with SGP.

        Our agreement with SGP continues on a country by country basis until the later of fifteen years from first commercial sale of an INTEGRILIN product in such country, or until expiration of the last to expire patent covering the manufacture, use or sale of such product in such country.

Our Cardiovascular Pipeline

        In addition to the ongoing CABG and ADVANCE-MI trials with INTEGRILIN discussed above, we have conducted or have ongoing, directly or through collaborators or third party investigators, the following clinical trials for our cardiovascular product candidates:

  •
  Phase I trial of MLN1021, an oral Factor Xa inhibitor, which we believe has the potential to treat patients with thrombotic diseases;

  •
  Phase I trial of MLN519, a small-molecule proteasome inhibitor, in patients suffering stroke; and

  •
  Phase I trials of MLN01, a humanized monoclonal antibody directed against CD18 in patients undergoing renal transplant and in patients suffering stroke.

Our Cardiovascular Product Alliance

        In November 2001, we entered into a collaboration agreement with XOMA Ltd., or XOMA, providing for the development by XOMA of two biotherapeutic agents of ours in the cardiovascular disease area. The agreement provides for payment of associated costs by XOMA through completion of Phase II trials of these agents, commercialization of the products by us after successful Phase II trials and the choice by XOMA to further participate in the development program and share in profits or to receive future milestone and royalty payments from us. MLN01 is one of the agents covered under the agreement. Under this agreement, XOMA made an initial payment to us and may be required to make additional milestone payments. We agreed to purchase up to $50.0 million of XOMA common shares, $37.5 million of which may be made in three remaining installments through 2004. To date as part of this obligation, we have purchased $7.5 million in XOMA common shares and a convertible promissory note for $5.0 million that XOMA may require us to convert into its common shares.

        In 2002, our copromotion agreement with Genentech, Inc., or Genentech, to copromote INTEGRILIN® (eptifibatide) Injection with Genentech's fibrinolytic, or clot-dissolving drugs, TNKase™ (tenecteplase) and Activase®(alteplase) in the United States expired at the end of its original term.

Our Cardiovascular Discovery Alliance

        Our alliance with Bayer AG, or Bayer, which is discussed under "Our Cancer Discovery Alliance" covers several disease areas, including cardiovascular disease.

Cancer

The Therapeutic Need

        Cancer is not a single disease but a group of diseases that vary widely in their severity and the way in which they affect the parts of the body they attack. Yet all forms of cancer have one feature in common: the uncontrolled growth and spread of abnormal cells. Left untreated, cancer may invade local organs or spread to distant organs through the bloodstream or the body's lymphatic system. Researchers and clinicians have made tremendous strides toward understanding the biological and molecular origins of many forms of cancer. Notwithstanding these advances, the death toll from cancer has remained high. Cancer is the second leading cause of death in the United States, behind only cardiovascular disease. During 2003, it is estimated that over 1.3 million people in the United States will be diagnosed with cancer and over 500,000 will die from it.

        We seek to improve cancer therapy by developing a series of treatments that target key pathways on which cancer cells depend. The therapeutics that we are developing include proteasome inhibitors, kinase-mediated signaling inhibitors, therapeutic antibodies and DNA targeting agents. To achieve this, we apply our research and development capabilities to identify and characterize key pathways and to develop novel drugs that induce beneficial changes in their activity. As we develop these drugs, we plan to explore innovative designs for clinical trials and use our understanding of relevant pathways and targets, or intervention points within those pathways to optimize multiple drug therapies.

VELCADE™ (bortezomib) for Injection

        VELCADE is a novel drug candidate that may have broad applications in the treatment of cancer. In our most advanced studies, we are investigating VELCADE as a single agent and in combination with other chemotherapeutic agents in Phase III and other investigator-sponsored clinical trials for multiple myeloma. In 2002, the FDA granted VELCADE fast-track status, as it has the potential to treat a serious, life-threatening condition and addresses an unmet medical need. "Fast track" status signifies that we could submit portions of our NDA filing on a rolling basis. In January 2003, we completed our filing of an NDA with the FDA to market VELCADE in the United States as a treatment for patients with relapsed and refractory multiple myeloma. In February 2003 we submitted an MAA to the EMEA to market VELCADE in the European Union for this indication.

        Multiple myeloma is a cancer of the bone marrow in which some types of white blood cells are overproduced. As a result, there is decreased production of normal red and normal white blood cells, thereby damaging the body's immune system. The overproduced white blood cells also cause the growth of tumors that spread to multiple sites, causing bone destruction and resulting in pain and bone fractures. Approximately 11,200 people in the United States died of multiple myeloma in 2002. Multiple myeloma is one of the top ten causes of cancer death among African-Americans.

        VELCADE is designed specifically to inhibit proteasomes, which are enzyme complexes in cells responsible for breaking down a variety of proteins, including many proteins that regulate the reproduction of cells. Laboratory studies have suggested that by inhibiting proteasomes VELCADE™ (bortezomib) for Injection slows the destruction of proteins that regulate reproduction in cancer cells and ultimately induces a programmed cell death known as apoptosis. This effect suggests that VELCADE may stop the growth of cancer cells.

        We have recently completed a Phase II clinical trial of VELCADE in patients whose multiple myeloma was relapsed and refractory after two or more prior therapies. Our NDA for VELCADE is based primarily on the results of this Phase II clinical trial.

        In June 2002 we initiated a Phase III clinical trial of VELCADE in patients whose multiple myeloma was relapsed or refractory after one or more prior therapies. The trial design calls for enrollment of approximately 600 patients at over 70 centers in the United States, Canada and Europe. We currently have enrolled over 200 patients and we expect to complete enrollment in the study by the end of 2003. We are also studying VELCADE in Phase I and Phase II clinical trials for other blood cancers and for solid tumors.

        Although we have established an internal infrastructure to prepare for the development, marketing and sale of VELCADE, we are actively seeking to establish an alliance to further develop VELCADE and commercialize it world-wide.

CAMPATH® (alemtuzumab) humanized monoclonal antibody.

        Through a partnership, we formerly owned a 50% interest in a cancer therapy named CAMPATH. In December 2001, we sold our interest in CAMPATH to ILEX Oncology, Inc., or ILEX, the owner of the other 50% interest in this drug. CAMPATH is marketed in the United States and Europe as a treatment for a form of cancer of the white blood cells known as refractory B-cell chronic lymphocytic leukemia. To date, we have received payments of $60.0 million from ILEX related to CAMPATH. We are entitled to receive additional payments of $40.0 million in each of 2003 and 2004 if sales of CAMPATH in the United States meet specified thresholds. In addition, we are entitled to payments from ILEX if United States sales of CAMPATH after 2004 exceed specified annual thresholds.

Our Cancer Pipeline

        In addition to our ongoing clinical trials of VELCADE in patients with multiple myeloma discussed above, we have conducted or have ongoing, directly or through collaborators or third party investigators, the following clinical trials for our cancer product candidates:

  •
  Phase I and II trials of VELCADE in patients with blood malignancies other than multiple myeloma;

  •
  Phase I and II trials of VELCADE in patients with prostate, colorectal, lung, ovarian, breast, and other solid tumors;

  •
  Phase I trials of MLN591RL, a de-immunized radiolabeled murine monoclonal antibody that specifically recognizes the protein prostate specific membrane antigen, or PSMA, in patients with prostate cancer;

  •
  A Phase I trial of MLN2704, a targeting monoclonal antibody vehicle that recognizes the protein PSMA and is coupled to a chemotherapeutic agent, in patients with prostate cancer;

  •
  A Phase I trial of MLN518, a small molecule that selectively inhibits Flt-3, in patients with acute myeloid leukemia; and

  •
  Phase I trials of MLN576, a small oral molecule with DNA targeting activity, in patients with solid tumors.

Our Cancer Product Alliances

        In December 2001, we entered into a license agreement with Xenova Group, plc, or Xenova, for the development and exclusive North American commercialization rights to Xenova's DNA targeting program, including MLN576 and MLN944, for the treatment of solid cancerous tumors. Under this agreement, Xenova, in collaboration with and funded by us, agreed to continue its efforts to move compounds to pivotal clinical trial stages. Under the agreement, we made an initial payment to Xenova of $11.5 million and are required to pay Xenova milestone payments and royalties based on product sales.

        In April 2001, we entered into an agreement with BZL Biologics, L.L.C., or BZL, for the joint development and commercialization of antibody-based therapeutics targeting PSMA, including both chemotherapeutic agent conjugated and radio-labeled products. These products include MLN2704 and MLN591RL. We currently have exclusive development and worldwide marketing rights to these products. Under this agreement we agreed to pay development costs of the products and milestone and royalty payments to BZL based on product sales.

Our Cancer Discovery Alliance

        We formed a comprehensive, multi-disease alliance with Bayer in October 1998 relating to the identification of targets for small molecule therapies and Bayer's development and commercialization of small molecule therapies. The research portion of this alliance is for a five-year term with a possible extension of our obligations for an additional year at Bayer's option. Following the conclusion of the research portion of the alliance, we expect Bayer will continue to develop small molecule drugs based on drug targets identified during the research portion of the alliance and the alliance will continue until all royalty obligations have ended. The alliance covers several disease areas, including cardiovascular disease, cancer, pain, blood diseases, viral infections and urology.

        Under this arrangement we have granted Bayer broad licenses to intellectual property covering the qualified drug targets in the program. In general, decisions in the research portion of the alliance are made by consensus between the parties and a joint steering committee oversees the research and development efforts.

        We are eligible to receive up to an aggregate of $465 million from Bayer over term of the alliance. As of December 31, 2002, Bayer had provided us approximately $387.4 million of this amount as follows:

  •
  $96.6 million equity investment;

  •
  license fees of approximately $33.4 million;

  •
  research payments of approximately $198.0 million; and

  •
  success payments of approximately $59.4 million.

        For the year ended December 31, 2002, revenues from this alliance accounted for approximately 22% of our total revenues.

        By the end of 2002, we had delivered to Bayer more than 250 disease-relevant qualified drug targets for assay configuration, of which at least 88 qualified drug targets had moved into high-throughput screening or lead identification. By the end of 2002, six projects had entered lead optimization with structurally attractive compounds that showed efficacy in animal models of disease. In the event that any of these compounds are commercialized, Bayer would pay us royalties.

Inflammatory Diseases

The Therapeutic Need

        Inflammation can be the body's normal, protective response to an injury. However, in many circumstances the inflammatory response, if left unchecked, can do more harm than good, presenting both a risk to those who suffer from inflammatory diseases and a challenge for drug research and development.

        Although inflammation is the unifying factor for common diseases such as asthma and chronic obstructive pulmonary disease (COPD), the treatment approach required for each type of inflammatory disease may be unique. Moreover, many of the current therapies available treat only the symptoms of the disease, not the underlying cause of inflammation. Also, many existing therapies may cause serious adverse effects when used as long-term treatment.

        Among the most prevalent types of chronic inflammatory diseases are the following:

  •
  Asthma is a lung disease characterized by inflammation of the lower airways causing airflow obstruction. In the United States, approximately 22 million people suffer from asthma.
  •
  COPD is a condition in which airflow from the lungs is permanently obstructed. The most common form of COPD is a combination of chronic bronchitis and emphysema that causes a loss of lung function. Approximately 17 million in the United States suffer from COPD.
  •
  Rheumatoid arthritis causes inflammation of the joints due to abnormalities in the body's own defense system against infection. Approximately 2.3 million people in the United States suffer from rheumatoid arthritis.
  •
  Multiple sclerosis is a disorder affecting movement, sensation, and bodily functions. It is caused by destruction of insulation covering nerve fibers in the brain and spinal cord. Approximately 400,000 people in the United States suffer from multiple sclerosis.
  •
  Inflammatory bowel disease is a term for problems that cause irritation and ulcers in the gastrointestinal tract. The most common disorders are ulcerative colitis and Crohn's disease. In the United States, approximately one million people suffer from inflammatory bowel diseases.

        We are developing novel treatments for these inflammatory diseases based on our understanding of the molecular pathways that underlie these diseases, and of the most appropriate points for therapeutic intervention within these pathways.

Our Inflammatory Disease Pipeline

        We have conducted or have ongoing, directly or through collaborators or third party investigators, the following clinical trials for our inflammatory disease product candidates:

  •
  A phase II trial of MLN02, a humanized monoclonal antibody directed against the (Greek alpha)4ß7 receptor, in patients with Crohn's disease, and a phase II trial of MLN02 in patients with ulcerative colitis, both of which are types of inflammatory bowel disease; and
  •
  A phase I trial of MLN1202 a humanized monoclonal antibody directed against CCR2 a protein associated with rheumatoid arthritis, which we believe has the potential to treat patients with that disease.

Our Inflammatory Disease Product Alliance

        In December 1997, we began collaboration with Genentech to develop, seek regulatory approval for, and commercialize MLN02 for the treatment of inflammatory bowel disease. Under the terms of the agreement, we have licensed to Genentech exclusive worldwide rights to market MLN02. We are responsible for developing MLN02 through successful phase II clinical trials, after which Genentech is responsible for completing the development of the product. We have the option to share in the Phase

III development costs in return for a share of profits on sales of MLN02 in the United States while continuing to receive royalties on sales made outside of the United States. We also are entitled to payments upon achievement of development milestones by Genentech.

Our Inflammatory Disease Discovery Alliance

        In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis that includes joint discovery, development and commercialization of drugs for the treatment of specified inflammatory diseases. This agreement covers a substantial portion of our research and development program in the inflammatory disease area and provides us with potential access to Aventis' large promotional infrastructure in connection with the commercialization of jointly developed products. The research phase of the agreement has a five-year term.

        In North America, we have agreed to share the responsibility for and cost of developing, manufacturing and marketing products arising from the alliance. Outside of North America, Aventis is responsible for and will bear the cost of developing, manufacturing and marketing products arising from the alliance. Aventis is required to pay us a royalty on product sales in this territory. Our arrangement with Aventis also includes an equity investment by Aventis of up to $250.0 million, all of which we have received.

        To date, we and Aventis have identified a significant number of novel drug targets relevant in inflammatory diseases. During the remaining portion of the research phase of the alliance, we and Aventis will focus our joint resources on the identification and evaluation of compounds for pre-clinical and clinical development. As of the end of 2002, the alliance had identified three early development candidates, one of which the parties are jointly developing.

        We also entered into a technology transfer agreement with Aventis in July 2000 by which we agreed to provide Aventis with rights to our drug discovery technologies in exchange for payments of between $160.0 million and $200.0 million over a three to five-year term, $97.8 million of which the Company has received. For the year ended December 31, 2002, revenues from this agreement accounted for approximately 12% of our total revenues.

Metabolic Diseases

The Therapeutic Need

        Metabolic disease is a non-specific term for the serious and growing problems of obesity, diabetes and the complications they cause, including heart and kidney disease and cancer. Obesity and diabetes occur because of a complex interplay of genetic, metabolic and environmental factors.

        Type 2 diabetes is the most common form of diabetes. In type 2 diabetes, either the body does not produce enough insulin or the cells ignore the insulin. Insulin is necessary for the body to be able to use sugar. Sugar is the basic fuel for the cells in the body, and insulin promotes absorption of the sugar from the blood into the cells. When glucose builds up in the blood instead of going into cells, it can cause two problems:

  •
  Cells may be starved for energy; and
  •
  Over time, high blood glucose levels may damage the eyes, kidneys, nerves or heart.

        Approximately 16 million people in the United States have type 2 diabetes.

        Obesity is a more complex disease than diabetes, involving an imbalance between the physical mechanisms that regulate energy intake and energy expenditure. Obesity significantly increases the risk of disease and disability from high blood pressure, elevated blood levels of cholesterol and other harmful blood fats, type 2 diabetes, coronary heart disease, and stroke.

        Approximately 250 million adults worldwide are obese, including approximately 58 million in the United States. Obesity is the second leading cause of preventable death in the United States.

Approximately 300,000 people in the United States will die from direct causes of obesity in 2003. The prevalence of obesity is growing at about 3% yearly. Obesity is estimated to account for 2%-5% of national health care expenditure in the United States and Europe. One of the leading causes of type 2 diabetes is obesity. Approximately 80% of patients with type 2 diabetes are obese.

        Our metabolic disease program focuses on both type 2 diabetes and obesity.

Our Metabolic Disease Discovery Alliance

        In March 2001, we entered into a strategic alliance with Abbott covering joint discovery, development and commercialization of a full spectrum of both drugs and molecular diagnostics for the treatment and management of obesity and type 2 diabetes. Under this five-year alliance, we agreed with Abbott to share equally the cost of developing, manufacturing and marketing products on a worldwide basis. Our arrangement with Abbott also included an equity investment of $250.0 million by Abbott in us, the final $28.6 million of which Abbott invested in March 2003, and a technology exchange and development agreement.

Our Clinical Pipeline

        In 2002, we met our goal of commencing human clinical trials for four new compounds. As discussed above, in addition to our ongoing clinical trials of INTEGRILIN® (eptifibatide) Injection and VELCADE™ (bortezomib) for Injection, we now have nine drug candidates in clinical development. The following chart summarizes the status of the clinical trials that we have conducted or have ongoing, directly or through collaborators or third party investigators, for INTEGRILIN, VELCADE and the other nine drug candidates in our pipeline:

Phase I	Phase II	Phase III
Cardiovascular			
• INTEGRILIN (ST-segment elevation myocardial infarction with percutaneous coronary intervention)	■	■	■
• INTEGRILIN (Coronary artery bypass graft surgery)	■	■	
• MLN1021 (Thrombotic disease)	■		
• MLN519 (Stroke)	■		
• MLN01 (Renal transplant, stroke)	■		
Cancer			
• VELCADE (Multiple myeloma)	■	■	■
• VELCADE (Other hematological malignancies including lymphoma)	■	■	
• VELCADE (Solid tumors)	■	■	
• MLN591RL (Prostate cancer)	■		
• MLN2704 (Prostate cancer)	■		
• MLN518 (Acute myeloid leukemia)	■		
• MLN 576 (Solid tumors)	■		
Inflammatory Disease			
• MLN02 (Crohn's disease)	■	■	
• MLN02 (Ulcerative colitis)	■	■	
• MLN1202 (Rheumatoid arthritis)	■

Drug Discovery and Development

        A key element of our overall strategy is to build a sustainable pipeline of innovative new treatments in several disease areas. In these disease areas, we hope to generate a sufficiently large and diverse portfolio of discovery and development programs at various stages of maturity so that we can move new drugs through clinical development and onto the market on a regular basis.

        To achieve this goal, we have focused on developing a comprehensive understanding of the mechanisms and pathways that underlie important diseases and on building an organization capable of converting this understanding into innovative treatments for patients. We deploy our full range of genomics capabilities to decipher the workings of the human genome and we identify genes whose regulation play important roles in disease. From among these genes, we select those whose products appear most suitable as targets for new drugs. Then we find and optimize small molecule compounds or antibodies that interact with targets in an appropriate manner. We test these drug candidates extensively in animal models to assess their likely suitability as therapeutic products. We then move into clinical testing in humans, to establish the safety and efficacy of these experimental products and to understand therapeutically important differences among people. At any stage of this entire process we may need to go back to repeat several steps with slight variations, to ensure that we bring the most suitable new drug candidate through clinical testing. If we believe we have established safety and efficacy for a new drug candidate, we submit applications for marketing approval to the appropriate regulatory authorities.

        In all of this, we are informed by the expertise of our scientists and clinicians in disease biology, chemistry and preclinical and clinical development, and our efforts are enabled by the comprehensive range of capabilities we have assembled into our technology platform. To augment our internal discovery and development capabilities, we may also license or acquire rights to drugs or drug candidates that have been developed outside of our company and which address pathways we have identified as important for their respective diseases.

        We have developed a substantial drug candidate pipeline based on our research and development skills in understanding the mechanisms of disease, or disease pathways. We believe that this pipeline provides us with a sustainable source of potential new commercial products.

        As we shift our focus to clinical development and product commercialization, and as we conclude our discovery-based alliances, such those discussed above and our research alliance and technology transfer alliance with Monsanto Company, or Monsanto, which came to its end during 2002, we expect to devote fewer personnel and resources to research and discovery activities. As a result of this shift, we recorded a restructuring charge in the fourth quarter of 2002 of approximately $3.0 million and expect to record additional restructuring charges during 2003 of between approximately $60.0 million and $80.0 million. For the year ended December 31, 2002, revenues from our alliance with Monsanto accounted for approximately 12% of our total revenues.

Research and Development

        Company-sponsored research and development expenses totaled $337.5 million in 2002, $99.7 million in 2001 and $77.0 million in 2000. Our strategic collaborator-sponsored research and development expenditures totaled $173.7 million in 2002, $300.9 million in 2001 and $191.7 million in 2000. In calculating strategic-collaborator sponsored research and development expenditures, we have included expenditures in programs for which we receive current funding as well as programs for which we may receive future compensation as milestone payments, royalties or otherwise even though we provide the current funding. Our research and development expenditures in 2002 increased significantly over 2001 as we made large investments related to the clinical advancement of VELCADE™ (bortezomib) for Injection and clinical trials of INTEGRILIN® (eptifibatide) Injection designed to expand the INTEGRILIN product label.

Patents and Proprietary Rights; Licenses

Patents

        We generally seek United States and foreign patent protection for the genes, proteins, antibodies and small-molecule drug leads that we discover as well as possible therapeutic, diagnostic and pharmacogenomic products and processes, drug screening methodologies and other inventions based on such genes, proteins, antibodies and small-molecules. We also seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used to discover and characterize genes, proteins, antibodies and small-molecules and which may be used to develop novel therapeutic, diagnostic and pharmacogenomic products and processes.

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for INTEGRILIN® (eptifibatide) Injection. The issued United States and foreign patents that cover INTEGRILIN expire in 2014 and 2015.

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for VELCADE™ (bortezomib) for Injection. The issued patents related to VELCADE expire in 2014.

        We also own pending United States and foreign patent applications related to MLN02, MLN1021 and MLN1202. The issued United States patents for MLN1021 expires in 2020 and the issued United States patents for MLN1202 expire in 2018.

Licenses

        We have obtained licenses from various parties for rights to use proprietary technologies and compounds. We are the exclusive licensee of issued United States and foreign patents and/or pending United States and foreign applications relating to our products in clinical development as follows:

  •
  VELCADE. A license extends through the expiration of any licensed patents that may result from pending applications.
  •
  MLN519. The MLN519 license extends through the expiration of the licensed patents in 2015.
  •
  MLN01. The MLN01 license extends through the expiration of the licensed patents in 2016.
  •
  MLN518. The issued patents relating to MLN518 expire in 2018. The MLN518 license extends through the expiration of the issued patents or any licensed patents that may result from pending applications.
  •
  MLN576. The MLN576 license extends through the expiration of any licensed patents that may result from pending applications.
  •
  MLN591RL and MLN2704. The issued United States patents that cover MLN591RL and MLN2704 expire in 2017 and 2022.

Trademarks

        We currently own a number of trademarks and servicemarks including: Millennium®, the Millennium "M" logo and design (registered), Millennium Pharmaceuticals™, "Transcending the Limits of Medicine"™, VELCADE™ (bortezomib) for Injection, INTEGRILIN® (eptifibatide) Injection and "Breakthrough Science. Breakthrough MedicineSM. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries.

Government Regulation

Regulatory Compliance

        Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business.

        The activities required before a pharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application, or IND, which must be reviewed by the FDA before proposed clinical testing can begin.

        Typically, clinical testing involves a three-phase process.

  •
  In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism.
  •
  In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to statistically evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety.
  •
  In Phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA.

        The results of the preclinical and clinical testing of a chemical pharmaceutical product are then submitted to the FDA in the form of an NDA or for a biological pharmaceutical product in the form of a biologic license application, or BLA, for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

        Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, or GCP, current Good Manufacturing Practices, or GMP and computer information system validation standards. Before approval of a BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. We will also face similar inspections coordinated by the EMEA by inspectors from particular European Union member states that conduct inspections on behalf of the EU.

        In European Union countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the United States and can be as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision making authority in product approval.

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

        If we are successful in gaining approval of and launching VELCADE™ (bortezomib) for Injection, the first product we plan to sell directly, we will become a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. Under the Medicaid rebate program, we would pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Health Care Financing Administration.

        If we are successful in gaining approval of and launching VELCADE, we also plan to make our products available to authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the AMP to non-federal customers, the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws.

        Under the laws of the United States, the countries of the European Union and other nations, we and the institutions where we sponsor research are subject to certain obligations to ensure the protection of personal information of human subjects participating in our clinical trials. We have instituted procedures that we believe will enable us to comply with these requirements and the contractual requirements of our data sources. The laws and regulations in this area are evolving and further regulation, if adopted, could effect the timing and the cost of future clinical development activities.

        We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. We believe that our procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. Our research and manufacturing activities also are conducted in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.

        We are subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

Pricing Controls

        The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Third Party Reimbursement

        In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Manufacturing

General

        We have limited manufacturing capabilities and produce only a small amount of a few of our compounds for research and development and preclinical testing. We rely on third parties to manufacture most of our compounds for research, development, preclinical and clinical trials and commercial supply. Under most of our collaboration agreements, our collaborators have the exclusive right to manufacture products that result from their programs.

        We have established a quality assurance/control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current GMP, except for products and product candidates for toxicology studies and animal studies, which we require to be manufactured in accordance with current Good Laboratory Practices. The facilities of our contract manufacturer must pass regular post-approval FDA inspections. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of any of our potential products. If the facilities fail inspections and we were unable to obtain the necessary approvals, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary and other sanctions could be applied.

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

INTEGRILIN® (eptifibatide) Injection

        We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third-party contract manufacturers and SGP for the clinical and commercial production of INTEGRILIN. In January 2003, we entered into a new supply agreement with Solvay, Societe Anonyme to provide us with eptifibatide, the raw material necessary to make INTEGRILIN. This agreement is initially for a four year term with one year renewal periods thereafter.

        We believe our contracted supply of INTEGRILIN is sufficient to meet current market demand although our manufacturing plans call for the addition of extra capacity for the manufacture of INTEGRILIN. We have two manufacturers that produce bulk product, and two manufacturers that perform fill/finish services, one of which is SGP. INTEGRILIN that we use for ongoing clinical trials is manufactured by the same suppliers as those that produce commercial supply.

VELCADE™ (bortezomib) for Injection

        A third-party contract manufacturer completes manufacturing, fill/finish and packaging of VELCADE. We expect that we will use the same VELCADE suppliers for commercial purposes as we do for ongoing clinical trials. We are currently seeking to establish long-term supply relationships for the production of commercial supplies of VELCADE. We believe we have a sufficient quantity of commercial grade VELCADE on hand to meet the anticipated demand for the initial launch of the product and to fulfill the needs for our ongoing Phase III clinical trial and other ongoing trials.

Sales and Marketing

        Through our acquisition of COR, we currently have a specialized cardiovascular sales force of more than 100 people geographically dispersed across the United States. This sales force markets INTEGRILIN to clinical cardiologists, interventional cardiologists and emergency medicine physicians. One of the primary goals of this sales force is to expand hospital use of INTEGRILIN. We and SGP market INTEGRILIN to healthcare providers and SGP sells INTEGRILIN to drug wholesalers. These wholesalers subsequently sell INTEGRILIN to the hospitals where health care providers administer the drug to patients. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with demand for the product at hospitals. See "Our SGP Collaboration."

        We do not currently have a sales force for VELCADE. So that we are in a position to market VELCADE if we receive FDA approval, we have begun building our cancer expertise in our commercial operations by recruiting regional sales managers. We are seeking a strategic arrangement relating to the development and marketing of VELCADE in worldwide markets.

        We have not developed commercialization plans for our product candidates beyond INTEGRILIN and VELCADE. The manner in which we commercialize these product candidates will depend in large part on their market potential and our financial resources. We may establish copromotion, corporate partnering, licensing or other arrangements for the marketing and sale of some products in some or all geographic markets.

        Sales of INTEGRILIN, and product candidates that may be approved in the future, will depend heavily upon the availability of reimbursement from third-party payors, such as government and private insurance plans. We meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of our product. We believe this approach may assist in obtaining reimbursement authorization for our product from these third-party payors. See "Government Regulation—Third Party Reimbursement."

Competition

General

        We face competition, and believe significant long-term competition can be expected, from pharmaceutical companies as well as other biotechnology companies. This competition may become more intense as we develop additional products and commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater clinical, regulatory and marketing resources and experience than we have. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

        The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. However, we believe our competitive position is enhanced by our commitment to research leading to the discovery and development of new products. Other factors that may help us meet competition include the quality and breadth of our technology platform, the skill of our employees and our ability to recruit and retain skilled employees, our aggressive program of seeking patent protection for gene discoveries, our capabilities for early stage research and drug discovery and our capital resources. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

        Over the longer term, our and our collaborators' abilities to successfully market products, expand their usage and bring new products to the marketplace will depend on many factors, including:

  •
  The effectiveness and safety of the products;

  •
  FDA and foreign regulatory agencies' approvals of new products and indications;

  •
  The degree of patent protection afforded to particular products; and

  •
  The effects of price control mechanisms.

INTEGRILIN® (eptifibatide) Injection

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and we expect the already intense competition in this field to increase. Two GP IIb-IIIa inhibitors which compete with INTEGRILIN have received regulatory approval in the United States and Europe:

  •
  ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co.; and

  •
  Aggrastat® (tirofiban), which is produced and sold by Merck & Co., Inc.

        Other competitive factors that could negatively impact the future growth and development of the GP IIb-IIIa market segment include:

  •
  The market and economic positioning of drug-coated stents;

  •
  Expanded use of heparin replacement therapies in patients undergoing balloon angioplasty; and

  •
  Expanded use of ADP inhibitors, in patients presenting with non-ST-segment elevation in acute coronary syndrome.

VELCADE™ (bortezomib) for Injection

        Although the mechanism of action utilized by VELCADE is unique, we expect traditional chemotherapy treatments and other therapies in development to compete with VELCADE. In particular, Thalomid® (thalidomide) is marketed by Celgene Corporation as a treatment for patients with leprosy, but has an increasing use in multiple myeloma based on data published in peer-reviewed publications. There are also other potentially competitive therapies that are in late-stage clinical development for multiple myeloma.

Employees

        As of February 28, 2003, we had approximately 2079 full-time employees. We believe that relations with our employees are good.

Available Information

        Our Internet website is http://www.millennium.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report and, since November 15, 2002, we have made these reports available on our website at the same time that they become available on the Securities and Exchange Commission's website.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that relate to prospective events or developments are forward-looking statements. Also, words such as "believe," "anticipate," "plan," "expect," "will" and similar expressions identify forward-looking statements.

        We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Regulatory Risks

Our business may be harmed if we do not obtain approval to market INTEGRILIN® (eptifibatide) Injection for additional therapeutic uses.

        INTEGRILIN has been approved for a specific set of therapeutic uses. Part of our strategy to grow our business is to market INTEGRILIN for additional indications. To do so, we will need to obtain the appropriate regulatory approvals. If we are unsuccessful in obtaining authorizations for the expanded use of INTEGRILIN, our revenues may not grow as expected and our business and operating results will be harmed.

We may not be able to obtain marketing approval for products or services resulting from our development efforts.

        The products that we are developing require research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is expensive and lengthy, often taking a number of years. In some cases, the length of time that it takes for us to achieve various regulatory approval milestones affects the payments that we are eligible to receive under our strategic alliance agreements.

        We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commerical use.

        In particular, in early 2003, we completed our filing of an NDA with the FDA and a MAA with the EMEA to market VELCADE™ (bortezomib) for Injection for the treatment of patients with relapsed and refractory multiple myeloma. These regulatory agencies may not grant marketing approval for VELCADE within the time frames that we anticipate or at all. For example, it is possible that these regulatory agencies will not approve VELCADE for marketing based on the Phase II data we submitted prior to our successful completion of the ongoing Phase III clinical trials of VELCADE and the filing of the results of such trials with these agencies.

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

        If we fail to comply with the rules applicable to the Medicare and Medicaid programs, we could be subject to the imposition of civil or criminal penalties and/or the exclusion from these programs.

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

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN® (eptifibatide) Injection and our ability to commence and increase sales of VELCADE™ (bortezomib) for Injection.

        Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998. Marketing outside the United States commenced in mid-1999. In addition, our business plan contemplates our receiving marketing authorization to sell VELCADE for the treatment of patients with multiple myeloma and other indications, including solid tumors. We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

  •
  we do not obtain regulatory approval to sell INTEGRILIN for additional therapeutic uses;

  •
  changing practice and prescribing patterns result in lower than expected sales for INTEGRILIN in our current indications;

  •
  we do not obtain regulatory approval to begin to market VELCADE initially for the treatment of patients with multiple myeloma and, in the future, for solid tumors; or

  •
  the sales of VELCADE do not meet our expectations.

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

Because discovering drugs based upon genomics is new, it is possible that our discovery process will not result in commercial products or services.

        The process of discovering drugs based upon genomics is new and evolving rapidly. We focus a portion of our research on diseases that may be linked to several or many genes working in combination. Both we and the general scientific and medical communities have only a limited understanding of the role genes play in these diseases. To date, we have not commercialized any products discovered through our genomics research, and we may not be successful in doing so in the future. In addition, relatively few products based on gene discoveries have been developed and commercialized by others. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses.

We face growing and new competition, which may result in others discovering, developing or commercializing products and services before or more successfully than us.

        The fields of biotechnology and pharmaceuticals are highly competitive. Many of our competitors are substantially larger than we are, and these competitors have substantially greater capital resources, research and development staffs and facilities than we have. Furthermore, many of our competitors are more experienced than we are in drug discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. As a result, our competitors may discover, develop and commercialize pharmaceutical products or services before us. In addition, our competitors may discover, develop and commercialize products or services that render non-competitive or obsolete the products or services that we or our collaborators are seeking to develop and commercialize. Finally, changing marketing practices regulations or guidelines may adversely affect our ability to utilize our preferred set of marketing tools, thereby reducing our competitiveness.

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. Our most significant competitors are major pharmaceutical companies and other biotechnology companies. The two products that compete directly with INTEGRILIN® (eptifibatide) Injection in the GP IIb-IIIa market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. Other competitive factors that could negatively affect the GP IIb-IIIa market segment include the market and economic positioning of drug-coated stents; expanded use of heparin replacement therapies in patients undergoing balloon angioplasty; and expanded use of ADP inhibitors in patients presenting with non-ST-segment elevation in acute coronary syndrome.

        Competitive factors that could affect VELCADE™ (bortezomib) for Injection product sales include the timing of regulatory approval, if any, of competitive products; our pricing decisions and the pricing decisions of our competitors; and the increasing rate of development of new multiple myeloma treatments. Multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of the competing product. We also will face competition from Celgene Corporation which markets Thalomid® (thalidomide), a treatment in leprosy, which has an increasing use in multiple myeloma based on data published in peer-reviewed publications. There are also other potentially competitive therapies that are in late stage clinical development for multiple myeloma.

If our clinical trials are unsuccessful, or if they experience significant delays, our ability to commercialize products will be impaired.

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. For example, in 2002, we discontinued the development of MLN977, an oral drug for the treatment of chronic asthma, because three patients in a Phase II clinical study experienced elevations in their liver enzymes that were likely related to the use of the product.

        We may not complete our planned preclinical or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of the results of long-term clinical trials which may result in a delay or failure to commercialize our products. In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining a sufficient number of appropriate patients or clinician support to conduct our clinical trials as planned. As a result, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

We may not be able to obtain biological material, including human and animal DNA and RNA samples, required for our genetic studies, which could delay or impede our drug discovery efforts.

        Our drug discovery strategy uses genetic studies of families and populations prone to particular diseases. These studies require the collection of large numbers of DNA and RNA samples from affected individuals, their families and other suitable populations as well as animal models. The availability of DNA and RNA samples and other biological material is important to our ability to discover the genes responsible for human diseases through human genetic approaches and other studies. Competition for these resources is intense. Access to suitable populations, materials and samples could be limited by forces beyond our control, including governmental actions. Some of our competitors may have obtained access to significantly more family and population resources and biological materials than we have obtained. As a result, we may not be able to obtain access to DNA and RNA samples necessary to support our human discovery programs.

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

Ethical, legal and social issues related to the use of genetic information and genetic testing may cause less demand for our products.

        Genetic testing has raised issues regarding confidentiality and the appropriate uses of the resulting information. This could lead to governmental authorities calling for limits on or regulation of the use of genetic testing or prohibiting testing for genetic predisposition to certain diseases. Any of these scenarios could hinder our ability to enroll patients in clinical trials which are necessary for us to gain regulatory approval of our products.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

        We have incurred losses in all but two of the years since our inception. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products. In 2002, we recognized significant investment income from our investment portfolio. We expect that investment income will be lower in 2003 as a result of lower cash balances and lower returns on investments.

        We expect to increase our spending as we continue to expand our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of products and services and from existing and potential future strategic alliances.

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

        If we are unable to obtain adequate funding on a timely basis, we may have to delay or curtail our research and development programs or our product commercialization activities. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

Our indebtedness and debt service obligations may adversely affect our cash flow and otherwise negatively affect our operations.

        At December 31, 2002, we had approximately $683.0 million of outstanding convertible debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $99.3 million over the next three years, assuming the convertible debt remains outstanding until maturity. In addition, the terms of our 4.5% convertible senior notes due June 15, 2006 and 5.0% convertible subordinated notes due March 1, 2007 provide noteholders the right to put these notes to us on April 29, 2003 for cash at a premium to face value. The aggregate amount of this premium on the approximately $600.0 million principal amount of these notes outstanding is approximately

$54.0 million. If the holders of a significant portion of the outstanding 4.5% convertible notes and 5.0% convertible notes exercise their put rights, our cash would be substantially diminished. In such event, we might have to delay or curtail our research and development programs or our product commercialization activities.

        We may in the future incur additional indebtedness, including long-term debt, credit lines and property and equipment financings to finance capital expenditures. We intend to satisfy our current and future debt service obligations from cash generated by our operations and from our existing cash and investments. We may also require funds from exernal sources to meet these obligations. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations become due.

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

We have sold our interest in CAMPATH® (alemtuzumab) humanized monoclonal antibody; our financial plan assumes we will receive future significant payments that are contingent on the achievement of sales thresholds for the product.

        On December 31, 2001, ILEX acquired our equity interest in Millennium & ILEX Partners, L.P., or M&I, which owns the CAMPATH product. To date, we have received payments of $60.0 million from ILEX related to CAMPATH. We are entitled to additional payments of $40.0 million in each of 2003 and 2004 if sales of CAMPATH in the United States meet specified thresholds. In addition, we will be entitled to additional payments from ILEX if U.S. sales of CAMPATH after 2004 exceed specified annual thresholds. If these thresholds are not achieved, we will not receive any future additional payments related to CAMPATH. We have no ability to influence the actions of the entity that owns CAMPATH. Therefore, we have no control over the financial success of CAMPATH or our ability to earn additional revenues from the product.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to develop and commercialize products and services.

        We conduct substantial discovery and development activities through strategic alliances, and we market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with SGP. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators. Each of our collaborators has significant discretion in determining the efforts and resources that they will apply to the alliance. Our existing and any future alliances may not be scientifically or commercially successful.

        The risks that we face in connection with these alliances include the following:

  •
  All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including, in many cases, on short notice without cause. For example, the research phase of our alliance with Bayer is scheduled to be completed in October 2003, with an option for Bayer to extend for an additional year, and our technology transfer alliance with Aventis may end as early as July 2003.

  •
  In our strategic alliance agreements, we generally agree not to conduct specified types of research and development in the field that is the subject of the alliance. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties.

  •
  Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us.

  •
  Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of certain of our products reach their potential could be limited if our collaborators decrease or fail to increase spending related to such products.

  •
  We will rely on our collaborators to manufacture most products covered by our alliances. For example, SGP is one of the manufacturers of INTEGRILIN® (eptifibatide) Injecton.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

        An important element of our business strategy is entering into strategic alliances for the development and commercialization of products and services when we believe it will maximize product value. In particular, we are currently seeking a strategic arrangement collaborator for the commercialization of VELCADE™ (bortezomib) for Injection. If we are unsucessful in engaging a suitable collaborator, we may fail to meet certain of our finanical projections. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish additional strategic alliances or other alternative arrangements. The terms of any additional strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

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

        We may not have rights under some patents or patent applications related to our products, processes or services. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, manufacture, sell or import some of our proposed products, processes or services, we or our collaborators may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad or those that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products, processes or services.

        With respect to our product candidate MLN01, we are aware of third party patents and patent applications which relate to anti-CD18 antibodies and their use in various methods of treatment, including methods of reperfusion therapy and methods of treating focal ischemic stroke. In addition, our MLN01 and MLN02 product candidates are humanized monoclonal antibodies. We are aware of third party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using humanized or modified antibodies. We are also aware of third party patents and patent applications relating to manufacturing processes for humanized or modified antibodies, products thereof and materials useful in such processes. We are also aware of third party patent applications relating to anti-PSMA antibodies.

        With respect to VELCADE™ (bortezomib) for Injection and other proteasome inhibitors in the treatment of myocardial infarctions, we are aware of the existence of a potentially interfering patent application filed by a third party. In addition, on June 26, 2002, Ariad Pharmaceuticals, Inc., or Ariad, sent us and approximately 50 other parties a letter offering a sublicense for the use of U.S. Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to commercialize VELCADE.

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

Risks Relating to Product Manufacturing, Marketing and Sales

Because we have limited sales, marketing and distribution experience and capabilities, we may be dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

        We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of the specialty cardiovascular sales force that we acquired in the COR merger that markets INTEGRILIN® (eptifibatide) Injection. Depending on the nature of the products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products require a large sales force and extensive marketing capabilities for effective commercialization. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel. In particular, we are seeking a strategic arrangement relating to the sales and marketing of VELCADE™ (bortezomib) for Injection in worldwide markets. If we are unable to complete such an arrangement, we may not be able to maximize the value of VELCADE as quickly as we have planned.

Because we have limited manufacturing capabilities, we will be dependent on third-party manufacturers to manufacture products for us, or we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

        We have limited manufacturing experience and no commercial scale manufacturing capabilities. In order to continue to develop products and services, apply for regulatory approvals and commercialize products and services, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. In particular, we are currently seeking to establish long-term supply relationships for the production of commercial supplies of VELCADE.

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

        With respect to INTEGRILIN, we have two manufacturers that produce bulk product and two manufacturers that perform fill/finish and packaging. If we do not have adequate supplies of INTEGRILIN to meet market demand, we may lose potential revenues, and the healthcare community may turn to competing products.

        One of the manufacturers that performs fill/finish and packaging of INTEGRILIN is SGP at its Manati facility in Puerto Rico. Supply of INTEGRILIN for European sales from SGP's Manati facility has been restarted recently after being temporarily halted and fill/finish and packaging of INTEGRILIN at that facility for sale in the United States is in abeyance. We are actively working with SGP to identify alternative fill/finish and packaging suppliers, including other SGP facilities, to serve as future sources of supply. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our requirements for INTEGRILIN supply in the United States for the foreseeable future, our inability to resolve the issues relating to the Manati facility could adversely affect the supply of INTEGRILIN and, thereby, harm our results of operations.

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

        Our manufacturing plans and commercialization strategy for INTEGRILIN include the addition of extra capacity for the manufacture of INTEGRILIN. This will require us to establish multiple third-party manufacturing arrangements on commercially reasonable terms. We may not be able to do so, and, even if such arrangements are established, they may not continue to be available to us on commercially reasonable terms. If we are unable to obtain contract manufacturing on commercially acceptable terms, we may not be able to produce INTEGRILIN in sufficient quantities to meet future market demand.

        We frequently carry significant amounts of INTEGRILIN in inventory. If for some reason we were unable to sell INTEGRILIN, our inventory could expire and we would be required to write-off the value of the stale inventory.

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

        In particular, third party payors could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved INTEGRILIN® (eptifibatide) Injection. If they do, pricing levels or sales volumes of INTEGRILIN may decrease. In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN at a profit in these markets.

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products.

        In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our present and future products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates, such as VELCADE™ (bortezomib) for Injection, and current reimbursement policies INTEGRILIN could change at any time.

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

Risks Relating to an Investment in Our Common Stock

The trading price of our securities could be subject to significant fluctuations.

        The trading price of our common stock has been volatile and may be volatile in the future. During 2002, our common stock traded as high as $25.55 per share and as low as $7.19 per share. Factors such as announcements of our or our competitors' operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock.

        In particular, the trading price of the common stock of many biotechnology companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

  •
  clinical trial results and regulatory developments;

  •
  product revenues;

  •
  quarterly variations in financial results;

  •
  business and product market cycles;

  •
  fluctuations in customer requirements;

  •
  availability and utilization of manufacturing capacity;

  •
  timing of new product introductions; and

  •
  ability to develop and implement new technologies.

        The price of our securities may also be affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. There can be no assurance that these factors will not have an adverse effect on the trading prices of our common stock.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

        Provisions of our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our company. For example, we have divided our board of directors into three classes that serve staggered three-year terms, we may issue shares of our authorized "blank check" preferred stock and our stockholders are limited in their ability to call special stockholder meetings. In addition, we have issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or more interest in our common stock without negotiations with our board of directors.

Item 2. PROPERTIES

        We lease several buildings located primarily in Cambridge, Massachusetts, South San Francisco, California and Cambridge, England. In 2002, our landlord completed construction and we took occupancy of a building in Cambridge, Massachusetts consisting of 202,000 square feet of office and laboratory space for which we have a lease expiring in 2019. Adjacent to that building, our landlord is constructing another building, for which we have a long term lease expiring in 2020, which will consist of approximately 214,000 square feet of office and laboratory space. We expect to occupy this new building in the second half of 2003. We are also constructing a 90,000 square foot building in

Cambridge, England which we expect to occupy in the first quarter of 2003, which will consolidate our offices there into one building.

        We believe our currently-leased and occupied facilities, and the facilities under construction in Cambridge, Massachusetts and Cambridge, England, are adequate to meet our requirements for the near term.

Leased Properties Locations	Square Feet	Use	Lease Expiration Dates
Cambridge, Massachusetts	1,040,211	corporate headquarters office laboratory	2003 to 2020
Cambridge, Massachusetts (under construction)	214,000	corporate headquarters office laboratory	2020
South San Francisco, California	136,000 (10,000 sublet)	office laboratory	2011
Cambridge, England	44,000	laboratory office	2003
Cambridge, England (under construction)	90,000	laboratory office	2023

Item 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2002.

OUR EXECUTIVE OFFICERS

Name, age and title		Prior business experience

Mark J. Levin Age: 52	•	Partner, Mayfield, a venture capital firm, and co-director of its Life Science Group (1987 to 1994).
Chairperson of the Board of Directors (since March 1996) Chief Executive Officer (since November 1994) President (since 1993)	•	While at Mayfield, the founding chief executive officer of several biotechnology and biomedical companies, including Cell Genesys Inc., Stem Cells, Inc., Tularik Inc., Focal, Inc. and Millennium

Vaughn M. Kailian Age: 58	•	President and Chief Executive Officer, COR Therapeutics, Inc., a biotechnology company (1990 to February 2002)
Vice Chairperson (since February 2002)	•	Various U.S. and international general management, product development, marketing and sales positions with Marion Merrell Dow, Inc., a pharmaceutical company (1967 to 1990)

Kenneth M. Bate Age: 52 Senior Vice President and	•	Founding partner, JSB Partners, L.P., a firm providing banking and advisory services to biopharmaceutical and life sciences companies (from July 1999 to December 2002)
Chief Financial Officer (since December 2002)	•	Vice President of sales and marketing (1993 to 1996 and chief financial officer (1990 to 1993), Biogen, Inc., a biopharmaceutical company

John B. Douglas III Age: 49	•	Private practitioner and partner, Hutchins, Wheeler & Dittmar, a Boston law firm (October 1997 to May 1999)
Senior Vice President (since June 2000) General Counsel	•	Senior Vice President and General Counsel, Apple Computer, Inc., a computer software and hardware company (January to October 1997)
(since May 1999)	•	Senior or Executive Vice President and General Counsel (1994 to January 1997) and Vice President and General Counsel (1986 to 1994), Reebok International Ltd., a sports and fitness products company

Linda K. Pine Age: 51 Senior Vice President,	•	Vice President of Consulting Services, The Survey Group, a regional human resources survey and consulting firm (1990 to 1994)
Human Resources (since October 1994)	•	Vice President of Human Resources and Corporate Relations, Collaborative Research, Inc. (now Genome Therapeutics Corporation), a biotechnology company (1982 to 1990)

Robert I. Tepper Age: 47 President, Research and	•	Millennium's Executive Vice President, Discovery (June 2001 to December 2002) and Chief Scientific Officer (March 1999 to December 2002)
Development (since December 2002)	•	Senior Vice President of Millennium (June 2000 to June 2001); Chief Scientific Officer, Pharmaceuticals (November 1997 to March 1999); Vice President, Biology (January 1996 to November 1997) and Director, Biology (August 1994 to January 1996)

PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Price of and Dividends on Millennium's Common Stock and Related Stockholder Matters

        Our common stock is traded on the NASDAQ National Market under the symbol "MLNM." The following table reflects the range of the reported high and low last sale prices on the NASDAQ National Market for the periods indicated.

	2002		2001
	High	Low	High	Low
First quarter	$25.28	$16.91	$63.50	$21.06
Second quarter	23.12	10.85	45.00	23.60
Third quarter	14.66	8.75	35.23	15.63
Fourth quarter	11.19	7.19	36.25	17.52

        On March 4, 2003, the closing price per share of our common stock was $6.75, as reported on the NASDAQ National Market and we had approximately 1,154 stockholders of record.

        We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operation of our business and will not pay any cash dividends.

        On February 28, 2000 and September 7, 2000, our Board of Directors declared two-for-one stock splits of our common stock. These stock splits were effected in the form of 100% stock dividends paid on April 18, 2000 to stockholders of record as of March 28, 2000 and 100% stock dividends paid on October 4, 2000 to stockholders of record as of September 27, 2000. All references to per share amounts have been restated to reflect these stock splits.

(b)  Changes in Securities and Use of Proceeds

        On December 5, 2002, we issued and sold to Abbott Laboratories 3,232,062 shares of our common stock at the fair market value for aggregate proceeds of approximately $28.6 million. These shares were issued pursuant to an investment agreement dated March 9, 2001 between us and Abbott and no person served as an underwriter with respect to this transaction. For this issuance and sale, we relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for exemption from the registration requirements of the Securities Act.

        On October 1, 2002, we issued 39,753 shares of our common stock to Mayo Foundation for Medical Education and Research upon their net exercise of a warrant to purchase 40,000 shares of our common stock at an exercise price of $.0625 per share. These shares were issued pursuant to a warrant agreement dated January 26, 1999 between our former subsidiary, Millennium Predictive Medicine, Inc. and Mayo Foundation for Medical Education and Research and no person served as an underwriter with respect to this transaction. For this issuance and sale, we relied on Section 4(2) of the Securities Act for exemption from the registration requirements of the Securities Act.

        On June 28, 2002, we issued 61,835 shares of our common stock to Deutsche Bank Securities upon their net exercise of a warrant to purchase 70,132 shares of our common stock at an exercise price of $1.405 per share. These shares were issued pursuant to a warrant agreement dated March 12, 1998 between us and Deutsche Bank Securities and no person served as an underwriter with respect to this transaction. For this issuance and sale, we relied on Section 4(2) of the Securities Act for exemption from the registration requirements of the Securities Act.

Item 6. SELECTED FINANCIAL DATA

Millennium Pharmaceuticals, Inc.

Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Revenue under strategic alliances	$193,062	$246,216	$196,269	$183,679	$133,682
Copromotion revenue	159,971	—	—	—	—

Total revenues	353,033	246,216	196,269	183,679	133,682

Costs and expenses:
Research and development	511,210	400,575	268,740	159,877	114,190
Selling, general and administrative	152,984	82,663	49,315	32,896	24,419
Cost of copromotion revenue	63,174	—	—	—	—
Restructuring charges	2,994	—	—	—	—
Acquired in-process R&D	242,000	—	—	350,503	—
Amortization of intangibles	34,916	64,554	55,123	3,816	2,702

Total costs and expenses	1,007,278	547,792	373,178	547,092	141,311

Loss from operations	(654,245)	(301,576)	(176,909)	(363,413)	(7,629)
Other income (loss)	64,052	109,571	(25,018)	11,453	17,967

Income (loss) before cumulative effect of change in accounting principle (Note 2)	(590,193)	(192,005)	(201,927)	(351,960)	10,338
Cumulative effect of change in accounting principle (Note 2)	—	—	(107,692)	—	—

Net income (loss)	(590,193)	(192,005)	(309,619)	(351,960)	10,338
Deemed preferred stock dividend	—	—	(45,668)	(27,944)	—

Net income (loss) attributable to stockholders	$(590,193)	$(192,005)	$(355,287)	$(379,904)	$10,338

Amounts per common share (Note 3):
Income (loss) before cumulative effect of change in accounting principle, basic	$(2.13)	$(0.88)	$(1.05)	$(2.42)	$0.09
Cumulative effect of change in accounting principle	—	—	(0.56)	—	—
Deemed preferred stock dividend	—	—	(0.23)	(0.19)	—

Net income (loss) attributable to common stockholders, basic	$(2.13)	$(0.88)	$(1.84)	$(2.61)	$0.09

Weighted average shares, basic	277,665	218,937	192,835	145,412	121,276

Net income (loss) attributable to common stockholders, diluted	$(2.13)	$(0.88)	$(1.84)	$(2.61)	$0.08

Weighted average shares, diluted	277,665	218,937	192,835	145,412	126,032

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders			$(247,595)	$(417,147)	$(10,461)
Net income loss per weighted share attributable to common stockholders, basic and diluted			$(1.28)	$(2.87)	$(0.09)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,759,063	$1,474,868	$1,452,367	$261,716	$190,964
Total assets	3,997,607	1,907,734	1,811,922	541,625	257,954
Current liabilities	949,547	203,163	136,174	59,163	24,262
Capital lease obligations, net of current portion	61,338	35,107	29,369	27,488	24,827
Long-term debt, net of current portion	83,325	83,325	95,927	—	—
Stockholders' equity	2,901,693	1,568,237	1,462,283	439,406	206,362

Note 1: On February 12, 2002 Millennium acquired COR Therapeutics, Inc. The transaction was recorded as a purchase for accounting purposes and the consolidated statements of operations data include COR's operating results from the date of acquisition.

Note 2: The cumulative effect of change in accounting principle is a one-time, noncash charge relating to Millennium's adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of Millennium's adoption of SAB 101 was to defer revenue recognition for certain portions of the revenue previously recognized by Millennium under its strategic alliances into future accounting periods.

Note 3: All per share data have been restated to reflect the two-for-one stock splits of Millennium's common stock that became effective on April 18, 2000 and October 4, 2000.

Note 4: Our 2002 results from operations reflect the adoption of Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Upon adoption, we ceased the amortization of goodwill.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our management's discussion and analysis of financial condition and operations contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that relate to prospective events or developments are forward-looking statements. Also, words such as "believe," "anticipate," "plan," "expect," "will" and similar expressions identify forward-looking statements.

        Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, those factors discussed in this annual report under the heading "Risk Factors That May Affect Results."

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing products in several disease areas. We currently have a cardiovascular disease product on the market and a cancer product under review for marketing approval. We also have potential products in earlier stages of development in each of those areas and in our inflammatory disease and metabolic disease areas.

        Our strategy is to advance multiple products in several focus areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. We plan to develop and commercialize many of our products on our own, but will seek development and commercial partners when we believe that to do so will maximize product value. For example, we plan to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or to address markets outside the United States. In particular, we are seeking a strategic arrangement relating to the sales and marketing of VELCADE™ (bortezomib) for Injection.

        As we continue to market INTEGRILIN® (eptifibatide) Injection, develop our product pipeline, commercialize additional products and enter into new commercial alliances, we expect to continue our shift from a discovery-focused company towards a product-based company.

Commercialized Product and Product Candidate

INTEGRILIN

        INTEGRILIN, a market-leading cardiovascular product, has been marketed in the United States since 1998 and outside the United States since 1999. We acquired INTEGRILIN as part of our February 2002 acquisition of COR Therapeutics, Inc., or COR. In collaboration with Schering-Plough Ltd. and Schering-Plough Corporation, together referred to as SGP, INTEGRILIN is being marketed in the United States, in all 15 member states of the European Union and in other countries, including Argentina, Australia, Brazil, Canada, India, Japan, Mexico, Singapore, South Africa, Switzerland and Thailand.

        INTEGRILIN is approved for marketing in the United States for the treatment of patients with acute coronary syndromes and for use at the time of a balloon angioplasty procedure. This is a broader set of indications than the other two GP IIb-IIIa inhibitors approved for marketing in the United States. We believe that INTEGRILIN sales for its current indications will continue to increase if early usage in patients with acute coronary syndromes becomes more common and if the number of hospitals using INTEGRILIN increases. We are also pursuing opportunities to expand the market potential for INTEGRILIN by increasing the approved therapeutic uses for this product.

VELCADE™ (bortezomib) for Injection

        Our product candidate, VELCADE, is the most advanced of our drug candidates in clinical development. We completed our filing of a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, covering VELCADE in January 2003. In February 2003, we submitted a complete Marketing Authorisation Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, for the approval of VELCADE. If these applications are approved, we plan to market VELCADE as a treatment for patients with relapsed and refractory multiple myeloma, a form of bone marrow cancer.

Revenues

        Historically, we have derived our revenue from payments from our strategic alliances with major pharmaceutical companies. With the acquisition of COR, we began generating revenue based on sales of INTEGRILIN® (eptifibatide) Injection. We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, commercialize additional products and enter into new commercial alliances, and our discovery-focused alliances conclude.

INTEGRILIN Revenue

        Beginning in the first quarter of 2002 we began recognizing copromotion revenue that principally relates to our share of the profits from the sale of INTEGRILIN by SGP in copromotion territories under our collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Copromotion revenues also include recognition of reimbursement from SGP of our cost of copromotion revenue and royalties from SGP on sales of INTEGRILIN outside the copromotion territory.

Revenue from Strategic Alliances

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

        These alliances are usually established for a fixed term, typically five years. Upon expiration of the initial term, unless renewed, revenue funding under these agreements ceases. We expect revenues from our discovery-focused alliances to decline as existing alliances expire.

        In addition to our collaboration agreement with SGP, our major alliances from which we have or may recognize revenues include:

  •
  a March 2001 joint development and commercialization agreement with Abbott Laboratories, or Abbott, in metabolic diseases;

  •
  a June 2000 technology transfer agreement and joint development and commercialization agreement with Aventis Pharmaceuticals, Inc., or Aventis, in inflammatory disease; and

  •
  a September 1998 research agreement with Bayer AG, or Bayer, in cardiovascular disease, and specified areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections.

        In 2002, our research alliance and technology transfer agreement with Monsanto Company, or Monsanto, expired at the end of its original five-year term. We may receive royalty payments in the future if lead targets identified during the term of the alliance are further developed by Monsanto into commercial products.

        In 2003, the research phase of our five-year alliance with Bayer could terminate, although Bayer has an option for an additional year. Additionally, our technology transfer alliance with Aventis may end as early as July 2003. We expect Bayer to continue to conduct research and development work on the targets discovered in the alliance, which may result in success payments and royalties to us in the future. We expect the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through 2005.

        We have also entered into a number of arrangements for the commercialization of products under which we share the costs for the development and eventual commercialization of specified compounds and may receive or be obligated to make product revenue, royalty, milestone or other payments. In addition to operating expenses we incur as a result of our alliances, we have also made commitments to purchase debt and/or equity securities under certain arrangements. These arrangements include:

  •
  a December 2001 in-license and development agreement with Xenova Group, plc for novel compounds for the treatment of solid tumors in cancer;

  •
  a November 2001 collaboration agreement with XOMA Ltd., or XOMA, pursuant to which XOMA is developing two biotherapeutic agents in the cardiovascular disease area; and

  •
  an April 2001 joint development agreement with BZL Biologics, L.L.C. for chemotherapeutic agent conjugated and radiolabeled biotherapeutics products in the cancer area.

Acquisitions

        As part of our business strategy, we consider joint development, merger and acquisition opportunities that may provide us with products on the market, products in later stage development or capabilities to accelerate our downstream drug discovery efforts.

COR

        On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion through the issuance of approximately 55.1 million shares of our common stock. This calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of our common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock were assumed by us and converted into options to purchase approximately 6.1 million shares of our common stock.

        We recorded the transaction as a purchase for accounting purposes and our consolidated financial statements include COR's operating results from the date of the acquisition. The purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill. The charge to earnings for acquired in-process research and development was $242.0 million. Through the merger, we added approximately 300 new employees and a leased facility in South San Francisco, California, and acquired INTEGRILIN® (eptifibatide) Injection for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology.

        In connection with the COR acquisition, we assumed COR's $600.0 million in convertible debt resulting from two offerings: the 5.0% convertible subordinated notes due March 1, 2007 (the "5.0% notes") and the 4.5% convertible senior notes due June 15, 2006 (the "4.5% notes"). In April 2002, we amended the terms of these notes to add put options permitting noteholders to require us on April 29,

2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires us to record all derivative instruments in the balance sheet at fair value. We determined the fair value of these derivative instruments to be $54.0 million in the aggregate and recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 2002. Changes in the fair value of these derivatives would be recognized in income.

CDC

        On July 27, 2000, we acquired Cambridge Discovery Chemistry Ltd., a subsidiary of Oxford Molecular Group, plc, for an aggregate purchase price of $51.8 million in cash. We recorded the transaction as a purchase for accounting purposes and accordingly, we allocated the purchase price to the assets purchased and liabilities assumed based upon their respective fair values. We allocated the excess of the purchase price over the estimated fair market value of tangible assets acquired and liabilities assumed to specifically identified intangible assets and goodwill. The acquisition did not result in an in-process research and development charge.

Disposition of Investment in Joint Venture

        Through our acquisition of LeukoSite, Inc., or LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of CAMPATH® (alemtuzumab) humanized monoclonal antibody. Under the terms of the partnership, we were required to fund fifty percent of M&I's working capital requirements. We accounted for our investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX acquired our equity interest in M&I, which owns the CAMPATH product. In exchange for our equity interest in M&I, ILEX paid us $20.0 million on December 31, 2001 plus additional consideration contingent upon future sales of CAMPATH. We earned $40.0 million of such consideration in 2002. We are entitled to additional payments of $40.0 million in each of 2003 and 2004 if sales of CAMPATH in the U.S. meet specified thresholds. In addition, we are entitled to additional payments from ILEX if U.S. sales of CAMPATH after 2004 exceed specified annual thresholds.

Financial Resources

        In order to fund our working capital and for other corporate purposes, we have completed several financings in the past several years. The actual and planned uses of proceeds include:

  •
  funding our growth;

  •
  developing products, including conducting preclinical testing and clinical trials;

  •
  manufacturing and marketing products that are approved for commercial sale;

  •
  acquiring businesses and products that expand or complement our business; and

  •
  meeting our debt service obligations.

        In October 2000, we completed a public offering of 12.5 million shares of our common stock resulting in net proceeds to us of $767.4 million.

        In January 2000, we completed a sale, pursuant to Rule 144A of the Securities Act of 1933, of $400.0 million of 5.5% convertible subordinated notes due January 15, 2007 (the "5.5% notes"), which resulted in net proceeds to us of $388.7 million. The notes are convertible into shares of our common stock at any time prior to maturity at a price equal to $42.07 per share, subject to adjustment, unless previously repurchased or redeemed by us. Under the terms of the notes, we are required to make semi-annual interest payments on the outstanding principal balance of the notes on January 15 and July 15 of each year. To date, all required interest payments have been made.

        During 2001 we paid an aggregate of $2.6 million and during 2000 we paid an aggregate of $54.9 million in cash to certain holders of our 5.5% notes in order to induce the conversion of their notes into our common stock. These cash payments were expensed during 2001 and 2000. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion. The conversion in 2001 resulted in the retirement of $12.6 million of outstanding principal of these notes, the issuance of approximately 0.3 million shares of our common stock and the reclassification of deferred debt issuance costs of $0.1 million to additional paid-in capital. The conversion in 2000 resulted in the retirement of $304.1 million of outstanding principal of these notes, the issuance of approximately 7.2 million shares of our common stock and the reclassification of deferred debt issuance costs of $7.0 million to additional paid-in capital. At December 31, 2002, we had $83.3 million of the 5.5% notes outstanding.

        During 2002 we received $114.3 million from Abbott for purchases of approximately 8.3 million shares of our common stock under our equity investment agreement with Abbott. During 2001 we received $107.2 million from Abbott for purchases of approximately 3.5 million shares of our common stock under this agreement.

        During 2001, we received $100.0 million from Aventis for purchases of approximately 2.0 million shares of our common stock under our equity investment agreement with Aventis. During 2000, we received $150.0 million from Aventis for purchases of approximately 2.5 million shares of our common stock under this agreement.

        As of December 31, 2002 we had approximately $1.8 billion in cash, cash equivalents and marketable securities. We primarily invest in high-grade corporate bonds, asset-backed and U.S. government agency securities. Our objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. We expect that income from these investments will decline as our cash and marketable securities balances decline and will fluctuate based upon market conditions.

        We are expanding our commercial operations through internal growth and by utilizing the capabilities of our alliance partners. As our discovery-focused alliances expire, we are increasingly focusing our efforts on entering into commercial alliances. We expect to continue to manage costs through workforce planning, facilities consolidation and product portfolio management. As we continue to build development and commercialization capabilities, during 2002 we hired staff in critical functions, including commercial operations, strategic product development and clinical research and operations, as well as in other support areas.

        We expect to incur increasing expenses and are likely to incur increasing operating losses for at least the next several years, primarily due to the expansion of our research and development programs and as a result of our efforts to advance acquired products or our own development programs to commercialization. In particular, we anticipate significant expenditures related to the development, launch and commercialization of VELCADE™(bortezomib) for Injection and increasing our development capabilities for our clinical and pre-clinical product candidates.

        We expect to continue to pursue additional alliances and to consider joint development, merger, or acquisition opportunities that may provide us with access to products on the market or in later stages of commercial development. Our results of operations for any period may not be indicative of future results as our revenues and expenses may fluctuate from period to period or year to year.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets and goodwill. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue

        In connection with our strategic alliances, we recognize revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract. When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. We continually review these estimates which could result in a change in the deferral period and might impact the timing and the amount of revenue recognized. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the period of the research contract.

        In connection with our adoption of Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, we began recognizing the research funding portion of our Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to our estimate of the total work to be performed under the alliance. We continually review these estimates and adjust as necessary, as experience develops or new information becomes known. Any adjustments to these estimates will impact the timing and the amount of revenue to be recognized.

        We recognize copromotion revenue when SGP ships INTEGRILIN® (eptifibatide) Injection to wholesalers. Copromotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our cost of copromotion revenue, and royalties from SGP on sales of INTEGRILIN outside the copromotion territory. We communicate with our partner to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs of copromotion incurred on a monthly basis. We also communicate with our partner to estimate royalties earned on sales outside the copromotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with our partner. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

Inventory

        Inventory represents bulk materials used in the production of INTEGRILIN® (eptifibatide) Injection and INTEGRILIN finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

Intangible Assets

        We have acquired significant intangible assets that we value and record. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions for significant acquisitions of intangibles. We review intangible assets for impairment on a periodic basis using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

Goodwill

        We adopted the Financial Accounting Standards Board ("FASB") SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and reclassified amounts to goodwill, which were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill. We completed our transitional assessment of goodwill in the first quarter of 2002 and no impairment loss was recognized. We will continue to test for goodwill impairment annually, on October 1.

        On October 1, 2002, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which could result in a material impairment charge to our statement of operations.

Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective measure for initial measurement of the liability. We were required to adopt SFAS No. 146 for activities that were initiated after December 31, 2002, with early application encouraged. We adopted SFAS No. 146 as of December 1, 2002 in association with the discontinuation of certain discovery efforts as discussed in Note 11 to our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting and the effect of the method used on reported results. We adopted the new disclosure requirements of SFAS No. 148 for the year ended December 31, 2002. As permitted, we will continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for stock-based compensation.

Results of Operations

Years Ended December 31, 2002 and December 31, 2001

        Amounts relating to the year ended December 31, 2001 (the "2001 Period") do not include financial results for COR which we acquired on February 12, 2002.

        For the year ended December 31, 2002 (the "2002 Period"), we reported a net loss of $590.2 million, or $2.13 per basic and diluted share, compared to a net loss of $192.0 million, or $0.88 per basic and diluted share for the 2001 Period.

        Revenue increased to $353.0 million for the 2002 Period from $246.2 million for the 2001 Period. The increase in revenue primarily relates to the recognition of $160.0 million of copromotion revenue in the 2002 Period from worldwide sales of INTEGRILIN® (eptifibatide) Injection. Worldwide sales of INTEGRILIN in the 2002 Period, as provided to us by SGP, were $303.7 million, a 32 percent increase over 2001 primarily as result of increased volume and also from price increases. Revenue under strategic alliances decreased from $246.2 million in the 2001 Period to $193.0 million in the 2002 Period. Strategic alliance revenue decreased due to decreased research efforts in our Bayer alliance and termination of certain of our early strategic alliances, including our American Home Products alliance for the treatment and prevention of disorders of the central nervous system.

        Included in 2002 revenue is $36.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2001 revenue is $43.9 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The remaining amount of revenue to be recognized in future years that was included in the cumulative effect of change in accounting principle is $8.6 million, which will be recognized in 2003.

        Research and development expenses increased to $511.2 million for the 2002 Period from $400.6 million for the 2001 Period. The research and development expense categories with the most significant increases were personnel costs, followed by clinical trial costs and facilities expenses. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in clinical costs related to advancing our lead oncology program, VELCADE™ (bortezomib) for Injection, and clinical investments made in INTEGRILIN.

        As of December 31, 2002, excluding INTEGRILIN and VELCADE, we had nine product candidates in various stages of clinical trials, as discussed under "Our Clinical Pipeline" in Item 1. Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. CMR

International, an independent pharmaceutical data collection agency, estimates that clinical trials in our areas of focus are typically completed over the following timelines:

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

        Our primary mechanism for budgeting and tracking these costs is by type of cost incurred rather than by project. The types of costs include the following categories: personnel costs, clinical costs, laboratory costs, technology license fees, research costs and facilities costs. The duration and the cost relating to preclinical testing and clinical trials may vary significantly over the life of a project. Our joint development arrangements with our strategic partners also result in variability in our development costs.

        Selling, general and administrative expenses increased to $153.0 million for the 2002 Period from $82.7 million for the 2001 Period. The increase was primarily attributable to the addition of the COR commercial infrastructure that was not present in the 2001 Period as well as increased expenses due to the expansion of our business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in personnel expenses, followed by consulting and facilities expenses.

        In December 2002, we announced the first in a series of steps we will take to realign our resources to those of a fully-integrated biopharmaceutical company. We have discontinued certain discovery efforts, reduced related headcount and will reallocate certain resources to enhance our commercial capabilities. As a result, we have recorded a restructuring charge of $3.0 million in the 2002 Period related to termination benefits, which include severance, out-placement services and other associated costs. We anticipate additional restructuring charges in 2003 in the range of $60.0 million to $80.0 million.

        Cost of copromotion revenue was $63.2 million for the 2002 Period and consists of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN® (eptifibatide) within copromotion territories. Cost of copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and based on the proportion of the joint activities that we undertake in our collaboration with SGP.

        We recorded a one-time, non-cash charge to operations in the 2002 Period of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established.

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

        The in-process technology we acquired from COR consisted of five significant research and development projects with values assigned of $4.0 million to $149.0 million for each project. These projects include the development of pipeline products for the treatment of cardiovascular diseases, including acute myocardial infarction, restenosis, cirrhosis, pulmonary fibrosis, venous thrombosis, and stroke prevention, as well as in the area of oncology. Through the acquisition date, COR had spent approximately $80.0 million to $140.0 million on each of these five in-process research and development projects. At the time of acquisition, we expected to incur an additional $86.0 million to $146.0 million of development expenses for each of these five significant projects. As we continue to prioritize our projects, we are currently allocating limited resources to one of the projects acquired. As of December 31, 2002, we expect to incur an additional $28.0 million to $170.0 million of research and development expenses for each of the four projects. The five projects acquired, which are in various stages of preclinical and Phase II clinical trials, were expected to reach completion in 2003 through 2009. As of December 31, 2002, the four projects are expected to reach completion in 2005 through 2011.

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

        Amortization of intangible assets in the 2002 Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. Amortization of intangible assets in the 2001 Period relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense decreased to $34.9 million in the 2002 Period from $64.6 million in the 2001 Period due to the adoption of SFAS No. 142. Following our adoption of SFAS 142 effective as of January 1, 2002, we continue to amortize specifically identifiable intangible assets and ceased amortizing goodwill and assembled workforce which was reclassified to goodwill.

        Investment income decreased to $84.0 million in the 2002 Period from $96.2 million in the 2001 Period. The decrease is primarily attributable to unfavorable market conditions resulting in lower yields. Net realized gains on marketable securities increased to $32.0 million in the 2002 Period from $2.0 million in the 2001 period. The increase relates to realized gains recognized from sales of marketable securities of $53.4 million in the 2002 period, offset by an increase in realized losses of $21.3 million.    Because we realized significant gains from our investment portfolio during 2002, we expect realized gains on the sales of marketable securities to decrease in future periods.

        Interest expense increased to $38.0 million in the 2002 Period from $9.4 million in the 2001 Period. The change relates to increased interest due to the assumption of $600.0 million of principal of the 5.0% notes and 4.5% notes. We also recognized a non-cash charge of $54.0 million in the 2002 Period relating to the fair value of the premium put placed on these notes. See Contractual Obligations for further discussion of the put options.

        We sold our equity interest in M&I and in considerations for the sale, we received contingent consideration of $40.0 million based upon the achievement of sales milestones in the 2002 Period and $20.0 million plus additional contingent consideration based upon future U.S. sales of CAMPATH in the 2001 Period.

Years Ended December 31, 2001 and December 31, 2000

        For the 2001 Period, we had a net loss of $192.0 million or $0.88 per basic and diluted share compared to a net loss attributable to common stockholders of $355.3 million or $1.84 per basic and diluted share for the year ended December 31, 2000 (the "2000 Period").

        Revenue under strategic alliances increased to $246.2 million for the 2001 Period from $196.3 million for the 2000 Period. The increase is primarily attributable to increased revenue from the Bayer, Aventis and Taisho alliances. The increase in Bayer revenue relates primarily to increased milestone and research revenue during the 2001 Period. The increase in Aventis revenue is due to the fact that the alliance was in place for a full year during the 2001 Period versus a partial year in the 2000 Period. Taisho revenue increased as the research program expanded.

        Included in 2001 revenue is $43.9 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2000 revenue is $20.0 million of revenue that was recognized in prior years relating to the adoption of SAB 101.

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

        Selling, general and administrative expenses increased to $82.7 million for the 2001 Period from $49.3 million for the 2000 Period. The increase was largely due to the expansion of our commercial organization, other business groups, facilities and infrastructure in support of the development of our product pipeline and growth in all areas of our business. Significant increases were primarily in consulting, personnel expenses and facility expenses.

        Amortization of intangible assets relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense increased to $64.6 million in the 2001 Period from $55.1 million in the 2000 Period due to a full year of amortization of the CDC goodwill and other intangible assets during 2001 versus a partial year in 2000.

        Equity in operations of the M&I joint venture was income of $3.3 million for the 2001 Period and a loss of $5.4 million for the 2000 Period. The income in the 2001 Period was primarily due to profits from the launch of CAMPATH in the U.S. and Europe by M&I during 2001. The loss in the 2000 Period was primarily attributable to pre-product launch marketing and sales activities of the joint venture. We sold our interest in the partnership to ILEX on December 31, 2001. In consideration for the sale of our interest to ILEX, we received $20.0 million in 2001.

        Investment income increased to $96.2 million for the 2001 Period from $55.0 million for the 2000 Period. The increase resulted primarily from a higher average level of invested funds due to net proceeds from our public stock offering in October 2000 of $767.4 million and $388.7 million in net proceeds from our 5.5% notes offering which closed in January 2000. Interest expense decreased to $9.4 million for the 2001 Period from $19.7 million for the 2000 Period due to a decrease in the average outstanding debt.

        During the 2001 Period we paid an aggregate of $2.6 million and during the 2000 Period we paid an aggregate of $54.9 million in cash to certain holders of our 5.5% notes in order to induce the conversion of their notes into our common stock. These cash payments were expensed during the respective periods.

        The minority interest in the 2000 period consisted of the minority shareholder interest of Becton, Dickinson and Company in the net income for the 2000 Period of our then majority-owned subsidiary, Millennium Predictive Medicine, Inc., or MPMx. On June 2, 2000, we acquired the outstanding preferred stock of our MPMx subsidiary that we did not already own, making MPMx a wholly-owned subsidiary of ours. We recorded a deemed preferred stock dividend of $45.7 million in 2000 relating to the excess of the fair value of our common stock over the carrying value of the MPMx minority interest acquired from Becton Dickinson.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic commitments to purchase debt and/or equity securities from certain of our partners in accordance with our Board approved policies and our business needs. These investment commitments are generally in smaller companies. We may lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties and we have committed to fund development costs incurred by some of our partners.

        As described above under "Overview—Financial Resources," we expect that our cash requirements for all of these uses will increase as the scale of our operations grows.

        Historically, we have funded our cash requirements primarily through the following:

  •
  payments from our strategic collaborators including license fees, milestone payments and research funding;

  •
  equity investments by our strategic collaborators;

  •
  equity and debt financings, including;

  •
  property and equipment financings; and

  •
  net cash acquired in connection with acquisitions.

        In the future, we expect to continue to fund our cash requirements from some of these external sources as well as the sales of INTEGRILIN® (eptifibatide) Injection and other products. In particular, we are entitled to additional committed research and development funding under a number of our strategic alliances and we expect to receive additional substantial payments from ILEX as a result of our sale of our joint venture interest in M&I. We believe that the key factors that could affect our internal and external sources of cash are:

  •
  revenues and margins from sales of INTEGRILIN and other products and services for which we obtain marketing approval in the future;

  •
  the success of our clinical and preclinical development programs;

  •
  our ability to gain regulatory approval and commercialize our clinical product candidates;

  •
  the receptivity of the capital markets to financings by biopharmaceutical companies;

  •
  our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

  •
  the sales levels of CAMPATH.

        As of December 31, 2002, we had approximately $1.8 billion in cash, cash equivalents and marketable securities. This excludes $31.1 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of December 31, 2002, which serve as collateral for letters of credit securing leased facilities.

Cash Flows

        We used $353.1 million of cash in operating activities in the 2002 Period and $156.9 million in the 2001 Period. The principal use of cash in operating activities in both 2002 and 2001 was to fund our net loss.

        Investing activities provided net cash of $1.5 billion in the 2002 Period which we plan to reinvest into our portfolio. We used cash of $186.6 million in investing activities in the 2001 Period. The principal source of funds in the 2002 Period is from the proceeds from sales of marketable securities and the net cash acquired in the COR acquisition. We expect to use the proceeds from sales of marketable securities to make purchases of marketable securities in the 2003 Period. The principal uses in the 2002 and 2001 Periods were purchases of marketable securities and property and equipment. The increase of $84.0 million in purchases of property and equipment in the 2002 Period from the 2001 Period is primarily attributable to the reduction of equipment acquired under capital leases in the 2002. We expect to use approximately $110.0 million in 2003 for purchases of property and equipment.

        Financing activities provided net cash of $111.7 million in the 2002 Period and $213.6 million in the 2001 Period. The principal sources of net cash from financing activities were the sales of common stock to Abbott in the 2002 and 2001 periods and the sale of common stock to Aventis in the 2001 Period.

        During 2000, we determined that certain LeukoSite contingent consideration related to previous acquisitions made by LeukoSite were probable. As a result, we recorded an increase to goodwill of approximately $15.9 million. During 2001, we issued an additional $19.7 million of contingent consideration to the former LeukoSite shareholders related to the previous acquisitions made by LeukoSite.

        We believe that our existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our current strategic alliances will be sufficient to support our expected operations and fund our capital commitments for the near term.

Contractual Obligations

        Our major outstanding contractual obligations relate to our convertible notes, capital leases from equipment financings, facilities leases and commitments to purchase debt and/or equity securities from certain partners. Our facilities lease expense in future years will increase over past years as a result of new lease arrangements entered into in 2000 and 2001 described below and the facilities leases assumed by us in the COR acquisition.

        Our convertible notes aggregate $683.3 million in principal amount outstanding. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. These notes consist of:

  •
  $83.3 million of our 5.5% notes;

  •
  $300.0 million of our 4.5% notes; and

  •
  $300.0 million of our 5.0% notes.

        In April 2002, we amended the terms of the 4.5% notes and the 5.0% notes to add put options permitting noteholders to require us on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires us to record all derivative instruments in the balance sheet at fair value. We determined the fair value of these derivative instruments to be $54.0 million in the aggregate and we recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 2002. Changes in the fair value of these derivatives would be recognized in other income (expense).

        In February 2001, we entered into a lease agreement relating to a building for laboratory and office space in Cambridge, England. The lease has a term of 20 years and is expected to commence in 2003 upon completion of construction. We are responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.7 million per year based upon foreign currency exchange rates at December 31, 2002 and is subject to market adjustments at the end of the 5th, 10th and 15th years.

        We also have lease obligations relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002. The rent obligation for the second building is expected to commence on the earlier of (a) October 1, 2003 or (b) the date on which we commence occupancy of the building. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year. Each lease is for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under Emerging Issues Task Force ("EITF") 97-10, "The Effect of Lessee Involvement in Asset Construction." As a result, during 2002 we recorded approximately $34.4 million and during 2001 we recorded approximately $36.2 million of additional non-cash construction costs under these leases.

        We also have obligations under a number of our alliance agreements to pay milestone payments and royalties and we have committed to fund development costs incurred by some of our partners.

        At December 31, 2002, we had pledged $31.1 million of marketable securities, included in restricted cash, as collateral for letters of credit for certain leased facilities.

        Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2002:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$713,290	$613,906	$9,166	$90,218	$—
Capital lease obligations	101,770	20,589	27,542	6,012	47,627
Operating lease obligations	333,639	37,390	78,803	74,944	142,502
External collaborations	48,860	30,622	18,238	—	—

Total	$1,197,559	$702,507	$133,749	$171,174	$190,129

        As of December 31, 2002, we had net operating loss carryforwards of approximately $1.5 billion to offset future federal taxable income expiring in 2004 through 2022 and $1.2 billion to offset future state taxable income expiring in 2003 through 2007. Due to the degree of uncertainty related to the ultimate realization of tax benefits created from such prior losses, no benefit has been recognized in the financial statements as of December 31, 2002. We would allocate any subsequently recognized tax benefits to operations, goodwill and additional paid-in capital. Moreover, our ability to utilize these losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage our investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed and U.S. government agency securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $7.6 million decrease in the fair value of our investments as of December 31, 2002. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of December 31, 2002, the fair value of our 4.5% and 5.0% notes, including the put options, is approximately $661.0 million. The fair value of our 5.5% notes approximates its carrying value.

        The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of December 31, 2002 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Millennium Pharmaceuticals, Inc.
Report of Independent Auditors

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Pharmaceuticals, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition and in 2002 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets."

                      /s/ Ernst & Young LLP

January 17, 2003
Boston, Massachusetts

Millennium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2002	2001
	(In Thousands, Except Per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$1,332,391	$35,993
Marketable securities	426,672	1,438,875
Due from strategic alliance partners	44,869	18,360
Inventory	105,346	—
Prepaid expenses and other current assets	29,463	21,389

Total current assets	1,938,741	1,514,617
Property and equipment, net	310,325	168,600
Restricted cash	31,056	47,308
Other assets	33,168	13,362
Goodwill	1,200,510	138,519
Developed technology, net	405,721	—
Intangible assets, net	78,086	25,328

Total assets	$3,997,607	$1,907,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,216	$25,237
Accrued expenses	181,318	89,372
Current portion of deferred revenue	118,008	71,018
Current portion of capital lease obligations	16,045	17,536
Current portion of long term debt	599,960	—

Total current liabilities	949,547	203,163
Deferred revenue, net of current portion	1,704	17,902
Capital lease obligations, net of current portion	61,338	35,107
Long term debt, net of current portion	83,325	83,325
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 291,094 shares at December 31, 2002 and 224,290 shares at December 31, 2001 issued and outstanding	291	224
Additional paid-in capital	4,432,040	2,477,334
Deferred compensation	(1,952)	(765)
Notes receivable from officers	—	(315)
Accumulated other comprehensive income	4,119	34,371
Accumulated deficit	(1,532,805)	(942,612)

Total stockholders' equity	2,901,693	1,568,237

Total liabilities and stockholders' equity	$3,997,607	$1,907,734

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
Revenues:
Revenue under strategic alliances	$193,062	$246,216	$196,269
Copromotion revenue	159,971	—	—

Total revenues	353,033	246,216	196,269

Costs and expenses:
Research and development	511,210	400,575	268,740
Selling, general and administrative	152,984	82,663	49,315
Cost of copromotion revenue	63,174	—	—
Restructuring charges	2,994	—	—
Acquired in-process research and development	242,000	—	—
Amortization of intangibles	34,916	64,554	55,123

Total costs and expenses	1,007,278	547,792	373,178

Loss from operations	(654,245)	(301,576)	(176,909)
Other income (expense):
Investment income	84,011	96,208	54,987
Realized gain on marketable securities, net	32,015	1,998	—
Interest expense	(37,974)	(9,371)	(19,681)
Gain on sale of equity interest in joint venture	40,000	20,000
Equity in operations of joint venture	—	3,303	(5,409)
Debt financing charge	(54,000)	—	—
Debt conversion expenses	—	(2,567)	(54,852)
Minority interest	—	—	(63)

Loss before cumulative effect of change in accounting principle	(590,193)	(192,005)	(201,927)
Cumulative effect of change in accounting principle	—	—	(107,692)

Net loss	(590,193)	(192,005)	(309,619)
Deemed preferred stock dividend	—	—	(45,668)

Net loss attributable to common stockholders	$(590,193)	$(192,005)	$(355,287)

Amounts per common share:
Loss before cumulative effect of change in accounting principle	$(2.13)	$(0.88)	$(1.05)
Cumulative effect of change in accounting principle	—	—	(0.56)
Deemed preferred stock dividend	—	—	(0.23)

Net loss attributable to common stockholders, basic and diluted	$(2.13)	$(0.88)	$(1.84)

Weighted average shares, basic and diluted	277,665	218,937	192,835

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders			$(247,595)

Net loss attributable to common stockholders, basic and diluted			$(1.28)

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Cash Flows from Operating activities:
Net loss	$(590,193)	$(192,005)	$(309,619)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	242,000	—	—
Depreciation and amortization	86,504	100,115	79,346
Amortization of deferred financing cost	3,719	952	1,317
Minority interest	—	—	63
Realized (gain) on marketable securities	(53,356)	(7,947)	—
Realized loss on marketable securities	21,341	5,949	—
Stock compensation expense	8,111	4,126	2,786
Equity in operations of joint venture	—	(3,303)	5,409
Changes in operating assets and liabilities:
Due from strategic alliance partners	(13,470)	(648)	(9,722)
Inventory	(14,890)	—	—
Prepaid expenses and other current assets	(1,598)	(6,998)	5,669
Restricted cash and other assets	(29,006)	(31,795)	(19,705)
Accounts payable and accrued expenses	37,817	35,766	(4,242)
Deferred revenue	(50,077)	(61,091)	139,977

Net cash used in operating activities	(353,098)	(156,879)	(108,721)

Cash Flows from Investing activities:
Investments in marketable securities	(966,657)	(695,344)	(1,418,693)
Proceeds from sales and maturities of marketable securities	2,341,970	568,924	348,856
Investment in joint venture	(235)	(656)	—
Purchase of property and equipment	(142,373)	(58,381)	(30,297)
Purchase of other long term assets	(6,000)	—	(1,262)
Net cash used in Cambridge Discovery Chemistry Ltd. acquisition	—	(1,614)	(51,835)
Proceeds from the sale of Cambridge Discovery Chemistry, Inc.	—	518	—
Net cash acquired in COR Therapeutics, Inc. acquisition	308,874	—	—

Net cash provided by (used in) investing activities	1,535,579	(186,553)	(1,153,231)

Cash Flows from Financing activities:
Issuance of convertible subordinated notes, net of issuance costs	—	—	388,695
Net proceeds from issuance of common stock and exercises of warrants	111,684	206,815	919,447
Net proceeds from employee stock purchases	18,295	22,056	75,693
Repayment of principal of long-term debt obligations	(40)	—	—
Repayment of notes receivable from officers	145	—	—
Principal payments on capital leases	(18,422)	(15,272)	(12,263)

Net cash provided by financing activities	111,662	213,599	1,371,572

Increase (decrease) in cash and cash equivalents	1,294,143	(129,833)	109,620
Equity adjustment from foreign currency translation	2,255	(260)	(309)
Cash and cash equivalents, beginning of period	35,993	166,086	56,775

Cash and cash equivalents, end of period	$1,332,391	$35,993	$166,086

Supplemental Cash Flow Information:
Cash paid for interest	$37,539	$8,640	$17,043
Supplemental Disclosure of Noncash Investing and Financing Activities:
Acquisition of COR Therapeutics, Inc., including direct transaction costs	$1,833,329	$—	$—
Construction costs for laboratory and office space	34,422	36,198
Equipment acquired under capital leases	6,220	24,338	15,079
Millennium & ILEX Partners, L.P. capital contribution	270	4,189	—
Adjustment to goodwill of LeukoSite, Inc. for contingent consideration settlement	—	19,703	15,880
Conversion of subordinated debt to common stock	—	12,602	304,070
Services due from the sale of Cambridge Discovery Chemistry, Inc.	—	3,000	—
Write off of capital assets	—	1,578	1,453
Reclassification of debt issuance costs to additional paid-in capital	—	110	7,021
Buyout of Becton Dickinson interest in MPMx, including deemed preferred stock dividend	—	—	61,160
Issuance of common stock to Abgenix, Inc.	—	—	10,000
Acquisition and additional goodwill of Cambridge Discovery Ltd.	—	—	2,178
Deferred compensation relating to the issuance of stock options	—	—	1,160

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Statements of Stockholders' Equity

	Common Stock				Notes Receivable from Officers	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In Thousands, Except Shares)
Balance at December 31, 1999	178,602,468	$179	$883,035	$(1,055)	$(1,026)	$(739)	$(440,988)	$439,406

Net loss							(309,619)	(309,619)
Unrealized gain on marketable securities						11,503		11,503
Foreign currency translation						(309)		(309)

Total comprehensive loss								(298,425)
Issuance of common stock	17,548,846	17	944,987					945,004
Issuance of common stock pursuant to conversion of subordinated notes	7,227,689	7	297,055					297,062
Repurchase of common stock	(132,572)		(52)					(52)
Exercise of stock warrants	530,505	1	167					168
Employee stock purchases	10,153,296	10	75,683					75,693
Repayment of notes from officers					641			641
Deferred stock compensation			1,160	(1,160)				—
Stock compensation earned				919				919
401K stock match	48,761		1,867					1,867

Balance at December 31, 2000	213,978,993	214	2,203,902	(1,296)	(385)	10,455	(750,607)	$1,462,283

Net loss							(192,005)	(192,005)
Unrealized gain on marketable securities						24,176		24,176
Foreign currency translation						(260)		(260)

Total comprehensive loss								(168,089)
Issuance of common stock	6,575,592	6	235,179					235,185
Issuance of common stock pursuant to conversion of subordinated notes	299,544		12,602					12,602
Repurchase of common stock	(73,707)		(14)					(14)
Exercise of stock warrants	52,532							—
Employee stock purchases	3,337,130	4	22,070					22,074
Repayment of notes from officers					70			70
Deferred stock compensation								—
Stock compensation earned				531				531
401K stock match	119,895		3,595					3,595

Balance at December 31, 2001	224,289,979	224	2,477,334	(765)	(315)	34,371	(942,612)	1,568,237

Net loss							(590,193)	(590,193)
Unrealized loss on marketable securities						(32,507)		(32,507)
Foreign currency translation						2,255		2,255

Total comprehensive loss								(620,445)
Issuance of common stock	63,430,074	64	1,927,194					1,927,258
Repurchase of common stock	(21,150)		(78)					(78)
Exercise of stock warrants	101,588							—
Employee stock purchases	2,891,185	3	18,292					18,295
Repayment of notes from officers					145			145
Reclassification of notes from officers					170			170
Stock compensation expense			165					165
Deferred stock compensation			3,790	(3,790)				—
Write off deferred stock compensation			(173)	173				—
Stock compensation earned				2,430				2,430
401K stock match	402,554		5,516					5,516

Balance at December 31, 2002	291,094,230	$291	$4,432,040	$(1,952)	$—	$4,119	$(1,532,805)	$2,901,693

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002

[1]    The Company

        Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company") is a leading biopharmaceutical company focused on developing and commercializing products in several disease areas. The Company currently has a product on the market in the cardiovascular disease area and a product that it hopes will soon be on the market in the cancer area. The Company also has potential products in earlier stages of development in the inflammatory disease and metabolic disease areas.

        Millennium's strategy is to advance multiple products in several disease areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. The Company plans to commercialize many of its products independently, but will seek commercial partners when it believes that it will maximize product value.

[2]    Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Millennium and its majority-owned subsidiaries and in 2000, other subsidiaries controlled by the Company. The ownership of the other interest holders of the consolidated subsidiaries is reflected as minority interest. There have been no such other interest holders since June 2, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in the Company's unconsolidated joint venture in 2001 and 2000 is accounted for using the equity method (see Note 6).

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

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2002 and 2001 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in realized gain on marketable securities, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the years ended December 31, 2002 and 2001, the Company recorded realized gains of $53.4 million and $7.9 million, respectively, and realized losses of $21.3 million and $5.9 million, respectively on marketable securities. There were no significant realized gains or losses on sales of any marketable securities in 2000.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[2]    Summary of Significant Accounting Policies (Continued)

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

Segment Information

        Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates in one business segment, which primarily focuses on the discovery, development and commercialization of proprietary therapeutic and diagnostic human healthcare products and services. All of the Company's copromotion revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection. Historically, all of the Company's revenues have been derived from its strategic alliances. Revenues from Bayer, AG ("Bayer") accounted for approximately 22%, 39% and 27% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000. Revenues from Monsanto Company ("Monsanto") accounted for approximately 12%, 18% and 22% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000. Revenues from Aventis Pharmaceuticals, Inc. ("Aventis") accounted for approximately 12%, 16% and 10% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000. There were no other significant customers in 2002, 2001, and 2000.

Information Concerning Market and Source of Supply Concentration

        Millennium and Schering-Plough Ltd. and Schering Corporation (collectively "SGP") copromote INTEGRILIN in the United States and share any profits and losses. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to SGP rights to market INTEGRILIN outside the United States, and SGP pays the Company royalties based on these sales of INTEGRILIN. The Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is SGP, for the filling and final packaging of INTEGRILIN.

Fair Value of Financial Instruments

        The carrying amounts reported in the Company's balance sheets for other current assets and long-term debt approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[2]    Summary of Significant Accounting Policies (Continued)

Inventory

        Inventory represents bulk materials used in the production of INTEGRILIN® (eptifibatide) Injection and INTEGRILIN finished goods inventory on hand, valued at cost, using the first-in, first-out method. Inventory consists of the following (in thousands):

December 31, 2002
Bulk materials	$67,102
Finished goods	38,244

$105,346

Property and Equipment

        Property and equipment are stated at cost. Equipment consists principally of assets held under capitalized leases and are stated at the present value of future minimum lease obligations. Application development costs incurred for computer software developed or obtained for internal use are capitalized in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." Leasehold improvements are stated at cost and are amortized over the shorter of the remaining life of the building lease or useful life. Depreciation is recorded on the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease as follows:

Equipment	3 to 4 years
Capitalized software	3 to 5 years
Leasehold improvements	4 to 27 years

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[2]    Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Intangible assets consist of the following (in thousands):

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets
Developed technology	$435,000	$(29,279)	$405,721

Core technology	$18,712	$(14,149)	$4,563
Other	16,560	(2,037)	14,523
Unamortized intangible assets
Trademark	59,000	—	59,000

Total intangible assets	$94,272	$(16,186)	$78,086

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets
Core technology	$18,712	$(9,471)	$9,241
Other	19,280	(3,193)	16,087

Total intangible assets	$37,992	$(12,664)	$25,328

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 4 years

        The Company expects to incur amortization expense of $39.1 million, $34.3 million, $33.9 million, $33.8 million and $33.8 million for each of the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, the Company ceased the amortization of goodwill. The Company completed its transitional assessment of goodwill in the first quarter of 2002 and no impairment loss was recognized. The Company will test for goodwill impairment annually, on October 1.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[2]    Summary of Significant Accounting Policies (Continued)

        On October 1, 2002, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of the Company's acquisition of COR Therapeutics, Inc. ("COR"), which generated a significant amount of goodwill (see Note 4), the Company has experienced a significant decline in market capitalization due to a decline in stock price. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

        The following unaudited pro forma adjusted net losses have been prepared as if SFAS No. 142 had been applied retroactively:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net loss	$(590,193)	$(192,005)	$(355,287)
Add back: Goodwill amortization	—	57,723	49,049
Add back: Assembled workforce amortization	—	1,180	918

Adjusted net loss	$(590,193)	$(133,102)	$(305,320)

Amounts per common share, basic and diluted:
Net loss	$(2.13)	$(0.88)	$(1.84)
Add back: Goodwill amortization	—	0.26	0.26
Add back: Assembled workforce amortization	—	0.01	—

Adjusted net loss	$(2.13)	$(0.61)	$(1.58)

Shares	277,665	218,937	192,835

Revenue Recognition

        Copromotion revenue includes the Company's share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by SGP. Also included in copromotion revenue are reimbursements from SGP of the Company's cost of copromotion revenue and royalties from SGP on sales of INTEGRILIN outside the copromotion territory. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company's costs of copromotion revenue consist of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories. The Company defers certain manufacturing-related expenses until the time SGP ships related product to its customers inside and outside copromotion territories. Advertising and promotional expenses are expensed as incurred. Deferred revenue includes payments from SGP received prior to the period in which the related contract revenues are earned. Deferred revenue also includes cash advances from SGP to the Company for the Company's prepayments to its manufacturers of INTEGRILIN.

        Effective October 1, 2000, Millennium changed its method of accounting for revenue under strategic alliances in accordance with Staff Accounting Bulletin ("SAB") No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue relating to non-refundable, up-front, license and milestone payments and certain research funding

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[2]    Summary of Significant Accounting Policies (Continued)

payments from its strategic partners in accordance with the contract. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the term of the research contract.

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

Income Taxes

        The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Net Loss Per Share

        Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is typically computed using the weighted average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. The 2000 net loss attributable to common stockholders is calculated by including the deduction of a deemed preferred stock dividend relating to the excess of the fair value of the Company's common stock over the carrying value of the Millennium Predictive Medicine, Inc. ("MPMx") minority interest acquired. For the years ended December 31, 2002, 2001, and 2000, diluted net loss per share is the same as basic net loss per share, as the inclusion of outstanding common stock options, warrants and convertible debt would be antidilutive.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Included in net loss for the year ended

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[2]    Summary of Significant Accounting Policies (Continued)

        December 31, 2002 is approximately $1.8 million of realized losses from the sales of marketable securities that had been reclassified from unrealized gains and losses to realized losses due to a decline in the market value that was deemed to be other than temporary at December 31, 2001. Accumulated other comprehensive income as of December 31, 2002 and 2001 included $2.4 million and $34.9 million, respectively of unrealized gains on marketable securities and $1.7 million and $(0.5) million, respectively, of cumulative foreign currency translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under FASB SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with Emerging Issues Task Force ("EITF") 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(590,193)	$(192,005)	$(355,287)
Add: Stock-based compensation as reported in the Statement of Operations	2,595	531	919
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(140,986)	(202,706)	(202,308)

Pro forma net loss	$(728,584)	$(394,180)	$(556,676)

Amounts per common share:
Basic and diluted—as reported	$(2.13)	$(0.88)	$(1.84)

Basic and diluted—pro forma	$(2.62)	$(1.80)	$(2.89)

        The weighted-average per share fair value of options granted during 2002, 2001, and 2000 was $10.81, $19.36, and $31.68, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[2]    Summary of Significant Accounting Policies (Continued)

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options			Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected life (years)	5.5	4.4	4.5	0.5	0.5	0.5
Interest rate	3.66%	4.35%	6.43%	1.47%	2.90%	5.72%
Volatility	.87	.87	.84	.87	.87	.84

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

        The effects on 2002, 2001 and 2000 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans are not necessarily representative of the effects on reported results of operations for future years as options vest over several years and the Company intends to grant varying levels of stock options in future periods.

Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. The Company was required to adopt SFAS No. 146 for activities that were initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 as of December 1, 2002 in association with the discontinuation of certain discovery efforts in December 2002 (See Note 11).

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure," ("SFAS No. 148"). SFAS No. 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. The Company has provided the new disclosures in Stock-Based Compensation in Note 2.

[3]    Subsidiaries

Millennium Predictive Medicine, Inc.

        In September 1997, the Company established a wholly-owned subsidiary, MPMx, to develop products and services to optimize the prevention, diagnosis, treatment and management of disease. In 1999, MPMx entered into a strategic alliance in the diagnostic field with Becton, Dickinson and Company ("Becton Dickinson"). In March 1999, Becton Dickinson made an equity investment in MPMx of $15.0 million, representing approximately an 11% voting interest in MPMx, and paid a $3.0 million licensing fee to MPMx. The minority interest in the

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[3]    Subsidiaries (Continued)

accompanying consolidated statements of operations includes the minority stockholder's interest in the net income of MPMx for the year ended December 31, 2000. All intercompany transactions with this subsidiary have been eliminated in consolidation.

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

[4]    COR Acquisition

        On February 12, 2002, the Company acquired COR for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR. Through the merger, the Company added approximately 300 new employees and a leased facility in South San Francisco, California and acquired INTEGRILIN® (eptifibatide) Injection for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology. The purchase price calculation is based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by Millennium pursuant to the merger agreement and converted into options to purchase approximately 6.1 million shares of Millennium common stock.

        The total cost of the merger was determined as follows (in thousands, except per share):

Fair value of Millennium shares (calculated using $30.57 per share average fair value for the three days prior to and after announcement of the merger)	$1,685,334
Value of COR options assumed net of intrinsic value of unvested options	127,714
Millennium transaction costs, consisting primarily of financial advisory, legal and accounting fees	20,281

$1,833,329

        The fair value of options assumed was determined using the Black-Scholes method assuming expected lives ranging from one to five years, a risk-free interest rate of 4.35%, volatility of 86.88% and no expected dividends. In accordance with FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25, a portion of the intrinsic value of unvested options of COR has been allocated to deferred stock compensation. Deferred stock compensation will be amortized on a straight-line basis over the estimated remaining vesting period of the related options, or approximately five years.

        The transaction was recorded as a purchase for accounting purposes and the Company's consolidated financial statements include COR's operating results from the date of the acquisition. The

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[4]    COR Acquisition (Continued)

purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets and goodwill as follows (in thousands):

Net tangible assets acquired	$37,585
In-process research and development	242,000
Identifiable intangible assets (primarily developed technology—13 year useful life and trademark—indefinite life)	494,000
Goodwill	1,059,744

$1,833,329

        The Company recorded a one-time, noncash charge to operations in 2002 of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

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

        The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of COR had occurred as of January 1, 2001:

	Year Ended December 31,
	2002	2001
	(in thousands, except per share amounts)
Total revenues	$370,558	$379,252

Net Loss	$(373,337)	$(223,465)

Amounts per common share:
Net loss, basic and diluted	$(1.31)	$(0.82)

Weighted average shares, basic and diluted	284,159	274,065

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

[5]    CDC Acquisition

        On July 27, 2000, the Company acquired Cambridge Discovery Chemistry Ltd. ("CDC"), a subsidiary of Oxford Molecular Group, plc, for an aggregate purchase price of $51.8 million. The

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[5]    CDC Acquisition (Continued)

transaction was recorded as a purchase for accounting purposes and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values. The consolidated financial statements include CDC's operating results from the date of acquisition. The excess of the purchase price over the estimated fair market value of tangible assets acquired and liabilities assumed was allocated to specific intangible assets relating to contracts and goodwill. Specifically identified intangible assets are being amortized on a straight-line basis over four years. Pro forma results of operations are not presented because CDC's results of operations prior to the date of acquisition are not material.

[6]    Revenues and Strategic Alliances

        Historically, the Company has formed strategic alliances with major participants in marketplaces where its discovery expertise and technology platform are applicable. These agreements include alliances based on the transfer of technology platforms, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which the Company conducts research funded by its partners. The Company's disease-based alliances and alliances which combine technology-transfer with a disease focus are generally structured as research collaborations. Under these arrangements, the Company performs research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement. Under these agreements, the Company's partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or pay royalties or in some cases profit-sharing payments to the Company based upon any product sales resulting from the collaboration.

        Effective October 1, 2000, Millennium changed its method of accounting for revenue recognition in accordance with SAB 101. The cumulative effect of the change resulted in a charge to income of $107.7 million in 2000 and relates to revenue previously recognized by the Company that was deferred into future periods under SAB 101. As a result, included in revenue is $36.1 million, $43.9 million and $20.0 million in 2002, 2001 and 2000, respectively, of revenue that was recognized in prior years. The remaining amount of revenue that was included in the cumulative effect of change in accounting principle of $8.6 million will be recognized in 2003.

  Product Alliances

        The Company's major product alliances include a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN® (eptifibatide) Injection on a worldwide basis. In 2002, the Company recognized $160.0 million in copromotion revenue under the collaboration agreement with SGP.

        Through its merger with LeukoSite in 1999, the Company became a party to a joint venture agreement with ILEX Products, Inc. ("ILEX") to form Millennium and ILEX Partners, L.P. ("M&I") for the purpose of developing and commercializing the CAMPATH® (alemtuzumab) humanized monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. The Company accounted for its investment in the joint venture under the equity method of accounting. During the years ended December 31, 2001 and 2000, the Company recognized $3.3 million and $5.6 million of revenue from research and development activities performed on behalf of and to be reimbursed by M&I, respectively. On

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[6]    Revenues and Strategic Alliances (Continued)

December 31, 2001, ILEX Oncology acquired the Company's equity interest in M&I which owns the CAMPATH product in exchange for $20.0 million plus additional consideration contingent upon future sales of CAMPATH. The Company earned $40.0 million of such consideration in 2002. The Company is entitled to receive additional payments of $40.0 million in each of 2003 and 2004 if sales of CAMPATH in the United States meet specified thresholds. In addition, the Company may be entitled to additional payments from ILEX Oncology based on future U.S. sales of CAMPATH.

  Research and Discovery Alliances

        The Company has entered into research, development, technology-transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic and predictive medicine products and services. These alliances provide Millennium with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon the achievement of research and regulatory milestones and royalties and/or share profits if the Company's collaborations are successful in developing and commercializing products.

        On March 9, 2001, the Company entered into a strategic alliance with Abbott Laboratories ("Abbott"). This alliance is for a five-year term, and is a research and development collaboration in the area of metabolic diseases. The Company and Abbott have agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also includes a technology exchange and development agreement and a $250.0 million equity investment agreement. As part of this $250.0 million equity investment agreement, Abbott made investments in 2001 and 2002 totaling $221.4 million. Abbott made the remaining $28.6 million investment in March 2003.

        On June 22, 2000, the Company entered into an alliance with Aventis, the pharmaceutical company of Aventis S.A., covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of the Company's technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in the Company by Aventis. The companies have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits in North America. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to the Company. Under a Technology Transfer Agreement, the Company agreed to provide Aventis with rights to its drug discovery technologies in exchange for payments between $160.0 million and $200.0 million over a three to five-year period, $97.8 million of which the Company has received. Aventis has purchased $250.0 million of the Company's common stock as agreed under an Investment Agreement with the Company.

        In September 1998, the Company entered into a strategic alliance with Bayer. In November 1998, Bayer made an equity investment of $96.6 million for approximately 19.8 million shares of Millennium common stock. The primary goal of the alliance is for the Company to supply 225 drug targets to Bayer over a period of five years. These targets will be identified as relevant for cardiovascular disease, areas of oncology, osteoporosis, pain, liver fibrosis, hematology and viral infections. Future anticipated payments over the full alliance term include $219.0 million of ongoing research program funding, of which the Company has received approximately $198.0 million as of December 31, 2002, as well as a

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[6]    Revenues and Strategic Alliances (Continued)

potential of up to $116.0 million of success fee payments for delivery of targets, of which the Company has received approximately $59.4 million as of December 31, 2002.

        In connection with the company's adoption of SAB 101, Millennium began recognizing the research funding portion of the Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to management's estimate of the total work to be performed under the alliance. The estimates are continually reviewed and adjusted as necessary, as experience develops or new information becomes known. To reflect research productivity improvements, in September 2001, management revised its estimate of the remaining work to be performed under the alliance. This resulted in a cumulative favorable catch up adjustment of $18.4 million of additional revenue in the third quarter of 2001. Excluding the impact of this change in estimate, net loss attributable to common stockholders and the related earnings per share amounts for the year ended December 31, 2001 was $210.4 million and $0.96 per share.

        In October 1997, the Company entered into a technology transfer alliance through a collaborative agreement with Monsanto. Under this agreement, the Company granted to Monsanto exclusive rights to its technologies in the field of plant agriculture, as well as a nonexclusive license to its technologies outside the plant agriculture field. The Company has agreed to collaborate exclusively with Monsanto in the application of those technologies through the establishment of a subsidiary wholly owned by Monsanto. Monsanto paid $118.0 million in up-front, licensing and technology transfer fees over the five-year term of the agreement. Monsanto also paid the Company $100.0 million over the five years upon the achievement of mutually agreed-upon research objectives. Millennium may also receive royalty payments from the sale of products, if any, originating from the research conducted by the Monsanto subsidiary. In 2002, the Company's research alliance and technology transfer agreement with Monsanto Company came to its original five-year conclusion. The Company may receive royalty payments in the future if leads identified in the alliance are further developed by Monsanto into commercial products.

        In 2003, the research phase of the Company's five-year alliance with Bayer could terminate although Bayer has an option, under certain circumstances, for an additional year. Additionally, the Company's technology transfer alliance with Aventis may end as early as July 2003. The Company expects Bayer to continue to conduct research and development work on the targets discovered in the alliance, which may result in success payments and royalties to us in the future. The Company expects the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through 2005.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[7]    Marketable Securities

        The following is a summary of available-for-sale securities (in thousands):

	December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$7,031	$9	$(7)	$7,033
Due in one to three years	180,935	1,227	(227)	181,935
Asset-backed securities
Due in one year or less	1,297	—	(5)	1,292
Due in one to three years	196,933	2,751	(75)	199,609
U.S. government agency securities
Due in one year or less	—	—	—	—
Due in one to three years	30,587	110	—	30,697
Equities	7,500	—	(1,394)	6,106

	$424,283	$4,097	$(1,708)	$426,672

	December 31, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Loss from Impairments	Estimated Fair Value
Corporate bonds
Due in one year or less	$305,161	$6,091	$(51)		$311,201
Due in one to three years	871,272	24,730	(1,397)	$(1,794)	892,811
Asset-backed securities
Due in one year or less	2,491	17	—	—	2,508
Due in one to three years	189,762	3,418	(177)	—	193,003
U.S. government agency securities
Due in one year or less	3,528	90	—	—	3,618
Due in one to three years	28,515	2,264	(45)	—	30,734
Convertible note	5,000	—	—	—	5,000

	$1,405,729	$36,610	$(1,670)	$(1,794)	$1,438,875

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[8]    Property and Equipment

        Property and equipment consists of the following at December 31 (in thousands):

	2002	2001
Equipment	$195,795	$132,105
Capitalized software	26,797	11,674
Leasehold improvements	156,959	66,821
Construction in progress	79,839	55,662

	459,390	266,262
Less accumulated depreciation and amortization	149,065	97,662

	$310,325	$168,600

        Depreciation expense, which includes amortization of assets recorded under capital leases, was $51.6 million, $35.5 million, and $23.2 million in 2002, 2001 and 2000, respectively.

[9]    Commitments

Lease Commitments

        The Company conducts the majority of its operations in leased facilities with a combination of leased and owned equipment. At December 31, 2002 and 2001, respectively, the Company has capitalized leased equipment totaling $104.8 million and $98.6 million, with related accumulated amortization of $70.5 million and $54.3 million. Such amounts are included in Note 8.

        The Company leases certain of its laboratory and office space under operating lease agreements with various terms and renewal options, including major facilities with lease expirations ranging from 2003 through 2030. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

        On August 4, 2000, the Company entered into lease agreements, relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002. The rent obligation for the second building is expected to commence on the earlier of (a) October 1, 2003 or (b) the date on which the Company commences occupancy of the building. Each lease is for a term of seventeen years with options that permit renewals for additional periods. The Company is responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under Emerging Issues Task Force ("EITF") 97-10, "The Effect of Lessee Involvement in Asset Construction." In July 2002, upon completion of the construction period, the Company recorded the lease as a capital lease.

        At December 31, 2002, the Company has pledged $31.1 million of marketable securities and cash equivalents, included in restricted cash, as collateral for letters of credit for certain leased facilities.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[9]    Commitments (Continued)

        At December 31, 2002, future minimum commitments under leases with noncancelable terms of more than one year, excluding the August 4, 2000 lease still under construction for which the lease classification has not been made described above, are as follows (in thousands):

	Capital Leases	Operating Leases
Year:
2003	$20,589	$37,390
2004	16,250	40,594
2005	11,292	38,209
2006	4,353	38,141
2007	1,659	36,803
Thereafter	47,627	142,502

Total	101,770	$333,639

Less amount representing interest	24,387

Present value of minimum lease payments	77,383
Less current portion of capital lease obligations	16,045

Capital lease obligations, net of current portion	$61,338

        Total rent expense was $48.7 million, $33.6 million, and $24.3 million in 2002, 2001 and 2000, respectively.

        Rental payments for the August 4, 2000 lease still under construction is calculated on an escalating scale ranging from approximately $8.3 million, per year, to approximately $9.4 million, per year.

External Collaborations

        The Company funds research efforts of various academic collaborators in connection with its research and development programs. Total future fixed commitments under these agreements approximate $5.1 million in 2003 and $3.2 million in 2004.

        The Company has also made strategic commitments to purchase debt and/or equity securities from certain of its partners. The Company may also owe its partners milestone payments and royalties and the Company has committed to fund development costs incurred by some of its partners. Total future fixed commitments under these agreements approximate $40.6 million.

[10]    Convertible Debt

        The Company currently has the following outstanding convertible notes:

  •
  5.0% convertible subordinated notes due March 1, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $34.21 per share (the "5.0% notes");

  •
  4.5% convertible senior notes due June 15, 2006, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $40.61 per share (the "4.5% notes"); and

    Millennium Pharmaceuticals, Inc.

    Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[10]    Convertible Debt (Continued)

  •
  5.5% convertible subordinated notes due January 15, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share (the "5.5% notes").

        At December 31, 2002, the Company had an aggregate of approximately $600.0 million of principal of the 5.0% and 4.5% notes outstanding after the Company completed a cash repurchase offer to the noteholders in April 2002. In April 2002, the Company amended the terms of these notes to add put options permitting noteholders to require the Company on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires us to record all derivative instruments in the balance sheet at fair value. The Company determined the fair value of these derivative instruments to be $54.0 million in the aggregate and the Company recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 2002. Changes in the fair value of these derivatives would be recognized in other income (expense).

        At December 31, 2002, the Company had $83.3 million of principal of 5.5% notes outstanding. During the year ended December 31, 2001, the Company paid $2.6 million in cash to certain holders of the 5.5% notes in order to induce the conversion of $12.6 million of their notes into approximately 0.3 million shares of Millennium common stock. These cash payments were expensed during the year ended December 31, 2001. Interest accrued through the date of conversion was charged to interest expense and was paid upon conversion.

        Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.5% notes on January 15 and July 15 of each year, of the 5.0% notes on March 1 and September 1 of each year and of the 4.5% notes on June 15 and December 15 of each year. All required interest payments to date have been made.

[11]    Restructuring

        In December 2002, the Company announced the first in a series of steps to realign the Company's resources to become a fully-integrated biopharmaceutical company. The Company has discontinued certain discovery efforts, reduced headcount in the discovery group and will reallocate resources to enhance its commercial capabilities. The Company early adopted SFAS No. 146 in the fourth quarter of 2002 in association with this discontinuation of certain discovery efforts. Termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the initiative.    Termination benefits and other associated costs are included in restructuring on the income statement and accrued expenses on the balance sheet at December 31, 2002. The table below displays the activity and liability balance of this restructuring charge.

	Balance at 12/31/01	Charges	Payments	Reversals	Balance at 12/31/02
	(In Thousands)
Termination benefits	$—	$2,872	$(162)	$—	$2,710
Other associated costs	—	122	(40)	—	82

Total	$—	$2,994	$(202)	$—	$2,792

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[12]    Stockholders' Equity

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

Common Stock Warrants

        At December 31, 2002, the Company has outstanding exercisable warrants to purchase 705,154 shares of Common Stock with a weighted-average exercise price of $6.23 per share, which expire through 2007.

Stock Option Plans

        In December 2002, the Company's Board of Directors reduced the number of shares authorized for issuance under certain of the Company's older plans and acquired plans so that the Company cannot issue new options under those plans. Additionally, the Board of Directors amended certain of the Company's option plans to provide for full vesting of options issued under the plans to optionholders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after a change of control.

        The Company's 1993 Incentive Stock Plan (the "1993 Plan") allows for the granting of incentive and nonstatutory options to purchase up to 21,600,000 shares of common stock. At December 31, 2002, a total of 1,078,006 shares of common stock have been reserved for the exercise of options outstanding under the 1993 Plan. No options are available for future grant under the 1993 Plan.

        The 1996 Equity Incentive Plan (the "1996 Plan") is substantially consistent with the terms of the 1993 Plan and, as amended, provides for the granting of options to purchase 22,400,000 shares of common stock. At December 31, 2002, a total of 10,834,180 shares of common stock have been reserved for the exercise of options outstanding and available for future grant under the 1996 Plan.

        The 1997 Equity Incentive Plan (the "1997 Plan"), as amended, provides for the granting of 16,000,000 options to purchase shares of common stock. The terms and conditions of the 1997 Plan are substantially consistent with those of the 1993 Plan and the 1996 Plan. At December 31, 2002, a total of 8,080,847 shares of common stock have been reserved for the exercise of options outstanding and available for future grant under the 1997 Plan.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[12]    Stockholders' Equity (Continued)

        The 2000 Incentive Stock Plan (the "2000 Plan") allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At December 31, 2002, a total of 31,040,660 shares of common stock have been reserved for the exercise of options outstanding and available for future grant under the 2000 Plan.

        The 1996 Director Option Plan (the "Director Plan") provides for the granting of nonstatutory stock options to non-employee directors. At December 31, 2002, a total of 320,000 shares of common stock have been reserved for the exercise of options outstanding under the Director Plan. No options are available for future grant under the Director Plan.

        Under the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee's compensation or $25,000 in any calendar year. The first offering period began on October 1, 1996. At December 31, 2002, subscriptions were outstanding for an estimated 176,169 shares at $6.46 per share.

        In connection with the February 2002 merger of COR and the Company, COR's 1991 Equity Incentive Plan (the "COR 1991 Plan"), 1994 Equity Incentive Plan (the "COR 1994 Plan") and 1998 Equity Incentive Plan (the "COR 1998 Plan") were assumed by Millennium. In connection with the mergers of MBio and MPMx into the Company, MBio's 1997 Equity Incentive Plan (the "MBio 1997 Plan") and MPMx's 1997 Equity Incentive Plan (the "MPMx 1997 Plan") were assumed by Millennium. In December 1999, in connection with the merger of LeukoSite and the Company, Millennium assumed the LeukoSite 1993 Stock Option Plan. The Plans, as assumed, allow for the granting of incentive and nonstatutory options to purchase up to 14,595,425 shares of Millennium common stock. At December 31, 2002, a total of 5,732,377 shares of common stock have been reserved for the exercise of options outstanding under these assumed Plans. No options are available for future grant under the COR 1994 Plan, the COR 1998 Plan, the MBio 1997 Plan and the MPMx 1997 Plan. At December 31, 2002, a total of 2,912,775 shares are available for future grant under the COR 1991 Plan.

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

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[12]    Stockholders' Equity (Continued)

        The following table presents the combined activity of the Company's stock plans for the years ended December 31, 2002, 2001 and 2000:

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	2002		2001		2000
Outstanding at January 1	33,786,251	$27.41	29,539,240	$25.22	27,468,636	$7.20
Granted	17,901,889	14.02	10,173,493	29.19	13,611,995	47.52
Exercised	(2,149,746)	5.72	(3,158,480)	5.53	(9,966,672)	7.23
Canceled	(5,690,419)	36.77	(2,768,002)	36.79	(1,574,719)	17.85

Outstanding at December 31	43,847,975	21.97	33,786,251	27.41	29,539,240	25.22

Options exercisable at December 31	24,068,039	$21.02	15,250,950	$21.29	9,420,873	$11.80

        The following table presents weighted-average exercise price and life information about significant option groups outstanding at December 31, 2002 for the above plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.03 - $4.72	4,689,371	4.28	$3.60	4,609,450	$3.65
$4.75 - $7.99	5,858,839	5.83	$6.36	4,227,455	$5.82
$8.04 - $9.35	5,442,359	7.73	$8.60	2,853,337	$8.38
$9.46 - $16.13	4,765,541	8.40	$14.23	1,515,521	$14.54
$16.25 - $19.49	4,706,624	8.84	$18.64	1,345,330	$18.23
$19.76 - $26.55	4,783,732	8.63	$23.49	1,502,574	$24.09
$26.69 - $37.78	4,845,884	8.19	$33.76	2,295,355	$33.57
$38.17 - $44.00	4,583,317	7.29	$43.18	3,046,137	$43.30
$45.00 - $72.56	3,746,512	7.41	$53.86	2,402,537	$53.80
$73.03 - $73.03	425,796	7.75	$73.03	270,343	$73.03

	43,847,975			24,068,039

        At December 31, 2002, an aggregate of 60,703,999 shares of Common Stock were reserved for the exercise of stock options and warrants outstanding and for future grant.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[13]    Income Taxes

        The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to loss before minority interest, the cumulative effect of accounting change and provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	2002	2001	2000
Loss before minority interest and cumulative effect of accounting change and provision for income taxes	$(590,193)	$(191,850)	$(201,927)
Expected tax benefit at 34%	$(200,666)	$(65,229)	$(68,655)
Write off of purchased research and development	82,280	—	—
Amortization of goodwill	—	17,003	15,857
Change in valuation allowance for deferred tax assets allocated to tax expense	116,185	48,072	52,315
Other permanent items	2,201	154	483

Income tax provision	$—	$—	$—

        At December 31, 2002, the Company has unused net operating loss carryforwards of approximately $1.5 billion available to reduce federal taxable income expiring in 2004 through 2022 and $1.2 billion available to reduce state taxable income expiring in 2003 through 2007. The Company also has federal and net state research tax credits of approximately $78.8 million available to offset federal and state income taxes, both of which expire beginning in 2010. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits. No income tax payments were made in 2002, 2001 and 2000.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

	2002	2001	2000
Net operating loss carryforwards	$569,776	$334,251	$287,714
Research and development tax credit carryforwards	78,823	50,651	32,307
Capitalized research costs	59,521	17,507	19,880
Property and other intangible assets	31,340	22,719	12,762
Deferred revenue	53,677	62,005	34,726
Other	20,941	4,722	6,649

Total deferred tax assets	814,078	491,855	394,038
Valuation allowance	(629,041)	(479,636)	(390,281)

	185,037	12,219	3,757
Deferred tax liability:
Intangible assets	(185,888)	—	—
Unrealized gain on marketable securities	851	(12,219)	(3,757)

Net deferred tax asset	$—	$—	$—

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[13]    Income Taxes (Continued)

        The valuation allowance increased by $149.4 million during 2002 due primarily to the increase in research and development tax credits, net operating loss carryforwards from operations and differences in revenue recognition for financial accounting and tax purposes. The valuation allowance increased by $89.4 million during 2001 due primarily to the increase in research and development tax credits, net operating loss carryforwards related to the exercise of stock options and differences in revenue recognition for financial accounting and tax purposes. The deferred tax assets acquired from COR, LeukoSite and ChemGenics are subject to review and possible adjustments by the Internal Revenue Service and may be limited due to the change in ownership provisions of the Internal Revenue Code.

        Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 would be allocated as follows (in thousands):

Reported in the statement of operations	$371,060
Reported as a decrease to goodwill	24,232
Reported in additional paid-in capital	233,749

$629,041

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[14]    Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2002	Second Quarter Ended June 30, 2002	Third Quarter Ended September 30, 2002	Fourth Quarter Ended December 31, 2002
	(In Thousands, Except Per Share Amounts)
Revenues
Revenue under strategic alliances	$46,457	$46,927	$50,720	$48,958
Copromotion revenue	22,142	44,927	45,035	47,867

Total revenues	68,599	91,854	95,755	96,825
Costs and expenses:
Research and development	101,312	122,430	140,522	146,946
Selling, general and administrative	37,241	40,059	37,391	38,293
Cost of copromotion revenue	7,728	17,794	18,762	18,890
Restructuring charges	—	—	—	2,994
Acquired in-process research and development	242,000	—	—	—
Amortization of intangibles	5,543	9,754	9,810	9,809

Total costs and expenses	393,824	190,037	206,485	216,932

Loss from operations	(325,225)	(98,183)	(110,730)	(120,107)
Other income (expense)
Other income, net	21,364	44,444	11,851	40,393
Debt financing charge	—	(54,000)	—	—

Net loss	$(303,861)	$(107,739)	$(98,879)	$(79,714)

Amounts per common share:
Net loss per share, basic and diluted	$(1.20)	$(0.38)	$(0.35)	$(0.28)
Weighted average shares, basic and diluted	253,901	282,693	285,091	288,500

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2002 (Continued)

[14]    Quarterly Financial Information (unaudited) (Continued)

Note: The Company's 2002 results from operations reflect the adoption of SFAS No. 142. Upon adoption, the Company ceased the amortization of goodwill.

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

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The section entitled "Our Executive Officers" in Part I of this annual report contains information about our executive officers.

        We provide information about our directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, in the sections entitled "Proposal One-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement we will file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2003 annual meeting of stockholders to be held on April 30, 2003. We incorporate here by reference the information contained in those sections of our proxy statement.

Item 11.    EXECUTIVE COMPENSATION

        We provide information about our executive compensation in the sections entitled "Director Compensation," "Compensation of Executive Officers," and "Compensation Committee Report on Executive Compensation" in the proxy statement we will file with the Securities and Exchange Commission in connection with the solicitation of proxies for Millennium's 2003 annual meeting of stockholders to be held on April 30, 2003. We incorporate here by reference the information contained in those sections of our proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We provide information about security ownership of certain beneficial owners and management and related stockholder matters required by this item in the sections entitled "Ownership of Our Common Stock" and "Equity Compensation Plan Information" in the proxy statement we will file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2003 Annual Meeting of Stockholders to be held on April 30, 2003. We incorporate here by reference the information contained in those sections of our proxy statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We provide the information required by this item in the section entitled "Certain Relationships and Related Transactions" in the proxy statement we will file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2003 Annual Meeting of Stockholders to be held on April 30, 2003. We incorporate here by reference the information contained in that section of our proxy statement.

Item 14.    CONTROLS AND PROCEDURES

Our Disclosure Controls and Internal Controls

        We have established and maintain disclosure controls and procedures to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC's rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        We also maintain internal financial controls and procedures to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Evaluation of Our Disclosure Controls and Procedures

        Within 90 days of the filing date of this annual report, we evaluated our disclosure controls and internal controls under the supervision by, and participation of, management, including our chief executive officer and chief financial officer. In this section of the annual report, we present the conclusions of the chief executive officer and chief financial officer about the effectiveness of our disclosure controls and internal controls based on, and as of the date of, this evaluation.

CEO and CFO Certifications

        Our chief executive officer and the chief financial officer have each signed a certification as required by Section 302 of the Sarbanes Oxley Act of 2002 and SEC rules. These certifications appear on pages 85 and 86 of this annual report. This section of the annual report is the information concerning the controls evaluation referred to in the certifications. This information should be read in conjunction with the certifications for a more complete understanding of the topics presented here.

Limitations on the Effectiveness of Controls

        Our management, including the chief executive officer and the chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Millennium have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

        The chief executive officer and chief financial officer evaluation of our disclosure controls and our internal controls included a review of the controls' objectives and design, the controls' implementation by Millennium and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We will conduct this type of evaluation on a quarterly basis so that we can report the conclusions concerning controls effectiveness in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our finance department and our independent auditors, in connection with their audit and review activities, also evaluate our internal controls on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our intent is to maintain our disclosure controls and the internal controls as dynamic systems that change (including with improvements and corrections) as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving persons who have a significant role in our internal controls. This information was important both for the controls evaluation generally and because the certifications of the chief executive officer and the chief financial officer require that those officers disclose that information to our Board's Audit Committee and to our independent auditors and report on related matters in this section of the annual report. In the professional auditing literature, significant deficiencies are referred to as reportable conditions; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A material weakness is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

        In accord with SEC requirements, the chief executive officer and the chief financial officer note that, since the date of the controls evaluation to the date of this annual report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

        Based upon the controls evaluation, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to Millennium and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)
The following current reports on Form 8-K were filed by Millennium from October 1, 2002 through December 31, 2002.

1.
A current report on Form 8-K was filed with the Securities and Exchange Commission on December 4, 2002 to report, pursuant to Item 5, that on December 4, 2002, the Company issued a press release to announce that it plans to submit a new drug application for VELCADE™ (bortezomib) for Injection.

2.
A current report on Form 8-K was filed with the Securities and Exchange Commission on December 4, 2002 to report, pursuant to Item 5, that on December 4, 2002, the Company issued a press release to announce changes in senior management.

        The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: the Millennium "M" logo and design (trademark), MBio™, Millennium®, Millennium Pharmaceuticals™, Millennium Predictive Medicine™, MPMx™, VELCADE™ (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection. CAMPATH® is a registered trademark, and MabCAMPATH is a trademark, of ILEX Pharmaceuticals, L.P. TNKase™ and Activase® are trademarks of Genentech, Inc. ReoPro® (abciximab) is a trademark of Eli Lilly & Company. Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc. Thalomid® (thalidomide) is a trademark of Celgene Corporation. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC.
Date: March 7, 2003
	By:	/s/ MARK J. LEVIN Mark J. Levin Chairperson, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. LEVIN Mark J. Levin	Chairperson of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 7, 2003
/s/ KENNETH M. BATE Kenneth M. Bate	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2003
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Vice Chairperson and Director	March 7, 2003
/s/ CHARLES J. HOMCY Charles J. Homcy	Senior R&D Advisor and Director	March 7, 2003
/s/ EUGENE CORDES Eugene Cordes	Director	March 7, 2003
/s/ SHAUN R. COUGHLIN Shaun R. Coughlin	Director	March 7, 2003

/s/ GINGER L. GRAHAM Ginger L. Graham	Director	March 7, 2003
/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	March 7, 2003
/s/ RAJU S. KUCHERLAPATI Raju S. Kucherlapati	Director	March 7, 2003
/s/ ERIC S. LANDER Eric S. Lander	Director	March 7, 2003
/s/ EDWARD D. MILLER, JR. Edward D. Miller, Jr.	Director	March 7, 2003
/s/ NORMAN C. SELBY Norman C. Selby	Director	March 7, 2003
/s/ KENNETH E. WEG Kenneth E. Weg	Director	March 7, 2003

CERTIFICATIONS

I, Mark J. Levin, certify that:

1.
I have reviewed this annual report on Form 10-K of Millennium Pharmaceuticals, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/ MARK J. LEVIN Mark J. Levin Chairperson, President and Chief Executive Officer

I, Kenneth M. Bate, certify that:

1.
I have reviewed this annual report on Form 10-K of Millennium Pharmaceuticals, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	/s/ KENNETH M. BATE Kenneth M. Bate Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC filing date	Exhibit number	Filed with this 10-K
	Articles of Incorporation and By-laws
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-Q 8-K 10-Q	06/20/96 04/13/00 04/19/01	4.1 3 3.1
3.2	Amended and Restated Bylaws of the Company, as amended	10-Q 10-Q 10-Q	06/20/96 05/02/00 11/09/00	4.2 3.1 3.1
	Instruments defining the rights of security holders, including indentures
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A (333-2490)	05/02/96	4.1
4.2	Indenture, dated as of January 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee relating to the 5.50% Convertible Subordinated Notes due January 15, 2007 (including the form of debenture)	10-K	02/25/00	4.2
4.3	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	04/05/01	4.1
4.4	(a) Indenture, dated February 24, 2000, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), as Trustee, relating to the 5.00% Convertible Subordinated Notes due March 1, 2007	(a)10-Q*	05/10/00	4.1
	(b) First Supplemental Indenture dated as of February 12, 2002	(b)8-K	02/13/02	4.5
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)8-K	02/13/02	4.6
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/02	4.2
4.5	(a) Indenture, dated June 11, 2001, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (as successor to Firstar Bank, N.A.), as Trustee, relating to the 4.50% Convertible Senior Notes due June 15, 2006	(a)10-Q*	08/03/01	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)S-3 (333-82654)	02/13/02	4.2
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)S-3 (333-82654)	02/13/02	4.3
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d) 8-K	04/23/02	4.1

	Material contracts—Financing Agreements
10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/96 08/14/97 02/25/00 03/15/01	10.2 10.9 10.3,10.4 10.2
	Material contracts—Real Estate
10.2	Agreement between Owner and Contractor by and between the Company and Turner Construction Company dated as of May 4, 2001 for 35 Landsdowne Street, Cambridge, MA	10-Q	08/03/01	10.2
10.3	Agreement between Owner and Contractor by and between the Company and Walsh Brothers Incorporated dated as of April 25, 2002 for 40 Landsdowne Street, Cambridge, MA				X
	Material contracts—research and development/collaboration agreements
10.4	(a) Agreement dated September 22, 1998 by and between the Company and Bayer AG, as amended†	(a)10-Q 10-Q 10-K 10-Q 10-Q	11/16/98 11/09/00 03/15/01 04/30/02 10/25/01	10.1 10.1, 10.2 10.14 10.1 10.2
	(b) Registration Rights Agreement dated November 10, 1998	(b)10-Q	11/16/98	10.3
10.5	(a) Collaboration and License Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals, Inc., as amended†	(a)10-Q 10-Q	07/26/00 10/25/01	10.1 10.3
	(b) Technology Development Agreement dated June 22, 2000†	(c)10-Q	07/26/00	10.2
	(c) Technology Transfer Agreement dated June 22, 2000†	(d)10-Q	07/26/00	10.3
	(d) Registration Rights Agreement dated June 22, 2000	(f)10-Q	07/26/00	10.4
10.6	(a) Collaboration and License Agreement dated March 9, 2001 by and between the Company and Abbott Laboratories†	(a)10-Q	04/19/01	10.1
	(b) Technology Exchange and Development Agreement dated March 9, 2001†	(b)10-Q	04/19/01	10.2
	(c) Investment Agreement dated March 9, 2001	(c)10-Q	04/19/01	10.3

	Material contracts—CAMPATH®
10.7	Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., mHoldings Trust and the Company	10-Q**	11/02/01	10.1
	Material contracts—INTEGRILIN®(eptifibatide) Injection
10.8	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Société Anonyme, dated July 27, 1994, as amended†	10-Q*	11/13/98	10.24, 10.25, 10.26, 10.27, 10.28, 10.29
10.9	New Long Term Supply Agreement between the Company and Solvay, Société Anonyme, dated January 1, 2003.†				X
10.10	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended†	10-Q* 10-K* 10-K* 10-Q* 10-Q*	08/08/95 03/25/99 03/30/00 08/10/00 11/08/00	10.41 10.33 10.35 10.1 10.1, 10.2
	Material contracts—miscellaneous
10.11	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000	10-Q*	05/10/00	10.2
10.12	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., and Needham & Company, Inc., dated June 11, 2001	10-Q*	08/03/01	10.2
10.13	Registration Rights Agreement dated January 20, 2000 between the Company and Goldman, Sachs & Co., ING Barings LLC, FleetBoston Robertson Stephens Inc., and Credit Suisse First Boston Corporation	10-K	02/25/00	10.29
	Material contracts—management contracts and compensatory plans
10.14	2000 Stock Incentive Plan, as amended #				X
10.15	1997 Equity Incentive Plan, as amended #				X
10.16	1996 Equity Incentive Plan, as amended #				X
10.17	1996 Director Option Plan #	S-1/A (333-2490)	04/09/96	10.1
10.18	Millennium Pharmaceuticals, Inc. SAYE Plan #	10-K	03/07/02	10.33

10.19	1996 Employee Stock Purchase Plan, as amended #				X
10.20	1993 Incentive Stock Plan, as amended#				X
10.21	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc. #	10-Q*	05/09/01	10.2
10.22	1994 Non-employee Directors' Stock Option Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc. #	10-Q*	05/09/01	10.4
10.23	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium BioTherapeutics, Inc. #				X
10.24	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium Predictive Medicine, Inc. #				X
10.25	Form of Employment Offer Letter entered into with certain executive officers of the Company, together with a schedule of parties thereto #				X
10.26	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Vaughn M. Kailian, Charles J. Homcy, Shaun R. Coughlin and Ginger L. Graham #	S-1 (33-40627)*	05/16/91	10.1
10.27	Form of Key Employee Change in Control Severance Plan between the Company (as successor to COR Therapeutics, Inc.) and Vaughn M. Kailian and Charles J. Homcy #	10-Q*	11/04/99	10.1
10.28	Employment Agreement between the Company and Vaughn M. Kailian #				X
10.29	Employment Agreement between the Company and Charles J. Homcy #				X
21	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP, Independent Auditors				X
Additional Exhibits
99.1	Statement Pursuant to 18 U.S.C. §1350				X
99.2	Statement Pursuant to 18 U.S.C. §1350				X

#
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K

†
Confidential treatment requested as to certain portions

*
COR Therapeutics, Inc. filing (Commission file no. 0-19290)

**
ILEX Oncology, Inc. filing (Commission file no. 0-22147)