Form 10-Q
period 2003-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2003-05-06
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Registrant’s telephone number, including area code: (617) 679-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒          No  ☐

Number of shares outstanding of the registrant’s class of Common Stock as of May 2, 2003: 297,128,661

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

The following Millennium trademarks are used in this Quarterly Report on Form 10-Q:   Millennium®, the Millennium “M” logo and design (registered), Millennium Pharmaceuticals™, “Transcending the Limits of Medicine”™, VELCADE™ (bortezomib) for Injection, INTEGRILIN® (eptifibatide) Injection and “Breakthrough Science. Breakthrough Medicine.”  All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries.  CAMPATH® is a registered trademark of ILEX Pharmaceuticals, L.P., TNKase™ and Activase® are trademarks of Genentech, Inc., ReoPro® is a trademark of Eli Lilly and Company and Aggrastat® is a trademark of Merck & Co., Inc.  Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$488,721	$1,332,391
Marketable securities	1,163,130	426,672
Due from strategic alliance partners	58,786	44,869
Inventory	111,284	105,346
Prepaid expenses and other current assets	25,788	29,463
Total current assets	1,847,709	1,938,741
Property and equipment, net	305,298	310,325
Restricted cash	25,045	31,056
Other assets	32,727	33,168
Goodwill	1,200,693	1,200,510
Developed technology, net	397,356	405,721
Intangible assets, net	63,205	78,086
Total assets	$3,872,033	$3,997,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,552	$34,216
Accrued expenses	179,476	181,318
Current portion of deferred revenue	106,809	118,008
Current portion of capital lease obligations	16,141	16,045
Current portion of long term debt	599,960	599,960
Total current liabilities	921,938	949,547
Deferred revenue, net of current portion	3,113	1,704
Capital lease obligations, net of current portion	58,809	61,338
Long term debt, net of current portion	83,325	83,325

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—

Common Stock, $0.001 par value; 500,000 shares authorized: 296,371 shares at March 31, 2003 and 291,094 shares at December 31, 2002 issued and outstanding	296	291
Additional paid-in capital	4,468,961	4,432,040
Deferred compensation	(1,448)	(1,952)
Accumulated other comprehensive income	7,699	4,119
Accumulated deficit	(1,670,660)	(1,532,805)
Total stockholders’ equity	2,804,848	2,901,693
Total liabilities and stockholders’ equity	$3,872,033	$3,997,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2003	2002

Revenues:
Revenue under strategic alliances	$30,834	$46,457
Copromotion revenue	50,881	22,142
Total revenues	81,715	68,599

Costs and expenses:
Research and development	126,810	101,312
Selling, general and administrative	35,383	37,241
Cost of copromotion revenue	18,696	7,728
Restructuring charges	28,195	—
Acquired in-process research and development	—	242,000
Amortization of intangibles	9,676	5,543
Total costs and expenses	218,760	393,824

Loss from operations	(137,045)	(325,225)

Other income (expense):
Investment income	9,607	28,157
Interest expense	(10,417)	(6,793)
Net loss	$(137,855)	$(303,861)

Amounts per common share:
Net loss, basic and diluted	$(0.47)	$(1.20)

Weighted average shares, basic and diluted	292,944	253,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2003	2002
Cash Flows from Operating activities:
Net loss	$(137,855)	$(303,861)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	—	242,000
Depreciation and amortization	25,650	15,526
Restructuring charges	20,785	—
Amortization of deferred financing cost	1,030	618
Realized (gain) loss on marketable securities, net	22	(4,887)
Stock compensation expense	3,328	2,577
Changes in operating assets and liabilities:
Due from strategic alliance partners	(13,917)	(33,317)
Inventory	(5,938)	(662)
Prepaid expenses and other current assets	2,653	(1,329)
Restricted cash and other assets	24,730	1,232
Accounts payable and accrued expenses	(16,326)	(10,896)
Deferred revenue	(9,790)	(1,652)
Net cash used in operating activities	(105,628)	(94,651)

Cash Flows from Investing activities:
Investments in marketable securities	(793,879)	(305,947)
Proceeds from sales and maturities of marketable securities	42,256	236,836
Purchase of property and equipment	(15,906)	(31,113)
Net cash acquired in COR Therapeutics, Inc. acquisition	—	309,147
Net cash (used in) provided by investing activities	(767,529)	208,923

Cash Flows from Financing activities:
Net proceeds from issuance of common stock and exercises of warrants	28,571	24,804
Net proceeds from employee stock purchases	5,532	4,743
Principal payments on capital leases	(4,031)	(3,677)
Net cash provided by financing activities	30,072	25,870

(Decrease) increase in cash and cash equivalents	(843,085)	140,142
Equity adjustment from foreign currency translation	(585)	(234)
Cash and cash equivalents, beginning of period	1,332,391	35,993
Cash and cash equivalents, end of period	$488,721	$175,901

Supplemental Cash Flow Information:
Cash paid for interest	$10,571	$3,396

Supplemental Disclosure of Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$1,598	$—
Construction costs for laboratory and office space	1,394	8,672
Acquisition of COR Therapeutics, Inc., including direct transaction costs	—	1,833,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included.  Interim results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission (SEC) on March 7, 2003.

2.                                      Summary of Significant Accounting Policies

(a)          Cash Equivalents and Marketable Securities

Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2003 and December 31, 2002 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

During the three months ended March 31, 2003 and 2002, the Company recorded realized gains of $0.04 million and $7.2 million, respectively, and realized losses of $0.06 million and $2.4 million, respectively on marketable securities.

(b)          Inventory

Inventories are stated at the lower of cost (first in, first out) or market.  Inventory consists of currently marketed products and product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization.  Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.  At March 31, 2003, the Company’s total inventories include $0.6 million of inventory for products that have not yet been approved for sale.

Inventory consists of the following (in thousands):

	March 31, 2003	December 31, 2002
Bulk materials	$71,678	$67,102
Work in process	3,490	—
Finished goods	36,116	38,244
	$111,284	$105,346

(c)                                Goodwill and Intangible Assets

Intangible assets consist of specifically identified intangible assets.  Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Intangible assets consist of the following (in thousands):

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Reclassification	Restructuring Related Asset Impairment	Intangibles, Net
Amortized intangible assets
Developed technology	$435,000	$(37,644)	$—	$—	$397,356

Core technology	$18,712	$(15,319)	$—	$—	$3,393
Other	16,560	(2,178)	(2,320)	(11,250)	812
Unamortized intangible assets
Trademark	59,000	—	—	—	59,000
Intangible assets	$94,272	$(17,497)	$(2,320)	$(11,250)	$63,205

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortized intangible assets
Developed technology	$435,000	$(29,279)	$405,721

Core technology	$18,712	$(14,149)	$4,563
Other	16,560	(2,037)	14,523
Unamortized intangible assets
Trademark	59,000	—	59,000
Intangible assets	$94,272	$(16,186)	$78,086

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 4 years

As required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company tests for goodwill impairment annually, on October 1 and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Since the date of the Company’s acquisition of COR Therapeutics, Inc. (“COR”) which generated a significant amount of goodwill (see Note 3), the Company has experienced a significant decline in market capitalization due to a decline in stock price.  The Company continually monitors business and market conditions to assess whether an impairment indicator exists.  If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

(d)          Revenue Recognition

Copromotion revenue

Copromotion revenue includes the Company’s share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in copromotion territories by Schering-Plough Ltd. and Schering Corporation (collectively “SGP”).  Also included in copromotion revenue are reimbursements from SGP of the Company’s cost of copromotion revenue and royalties from SGP on sales of INTEGRILIN outside the copromotion territory.  The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any.  The Company’s costs of copromotion revenue consist of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN within copromotion territories.  The Company defers certain manufacturing-related expenses until the time SGP ships related product to its customers inside and outside copromotion territories.  Advertising and promotional expenses are expensed as incurred.  Deferred revenue includes payments from SGP received prior to the period in which the related contract revenues are earned.  Deferred revenue also includes cash advances from SGP to the Company for the Company’s prepayments to its manufacturers of INTEGRILIN.

Strategic alliance revenue

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

(e)           Net Loss Per Common Share

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

(f)            Comprehensive Loss

Comprehensive loss was $134.3 million and $333.6 million for the three months ended March 31, 2003 and 2002, respectively.  Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments.  Accumulated other comprehensive income at March 31, 2003 included $6.6 million of unrealized gains on marketable securities and $1.1 million of cumulative foreign currency translation adjustments.

(g)          Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss	$(137,855)	$(303,861)
Add: Stock-based compensation as reported in the Statement of Operations	445	297
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(19,374)	(34,484)
Pro forma net loss	$(156,784)	$(338,048)

Amounts per common share:
Basic and diluted - as reported	$(0.47)	$(1.20)
Basic and diluted - pro forma	$(0.54)	$(1.33)

The weighted-average per share fair value of options granted during the three months ended March 31, 2003 and 2002 was $4.90 and $14.80, respectively.

The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options		Stock Purchase Plan
	2003	2002	2003	2002
Expected life (years)	5.5	5.4	0.5	0.5
Interest rate	2.51%	4.47%	1.27%	2.36%
Volatility	.86	.87	.86	.87

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

(h)          Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company operates in one business segment, which primarily focuses on the discovery, development and commercialization of proprietary therapeutic and diagnostic human healthcare products and services.  All of the Company’s copromotion revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection.

(i)           Information Concerning Market and Source of Supply Concentration

Millennium and SGP copromote INTEGRILIN in the United States and share any profits and losses. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to SGP rights to market INTEGRILIN outside the United States, and SGP pays the Company royalties based on these sales of INTEGRILIN. The Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is SGP, for the filling and final packaging of INTEGRILIN.

(j)            Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.  The Company was required to adopt SFAS No. 146 for activities that were initiated after December 31, 2002, with early application encouraged.  The Company adopted SFAS No. 146 as of December 1, 2002 in association with the discontinuation of certain discovery efforts in December 2002 (See Note 7).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS 148 is effective for fiscal periods ending after December 15, 2002. The Company has provided the new disclosures in Stock-Based Compensation in Note 2.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses.  The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003.  For public companies with variable interest in variable interest entities created before February 1, 2003 the provisions of FIN 46 are to be applied no later than July 1, 2003.

3.             COR Acquisition

On February 12, 2002, the Company acquired COR for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR.  The transaction was recorded as a purchase for accounting purposes and the Company’s consolidated financial statements include COR’s operating results from the date of the acquisition.  The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets, including developed technology and trademark, and goodwill. Developed technology is being amortized over the remaining patent life, or thirteen years.  The Company recorded a one-time, noncash charge to operations in the quarter ended March 31, 2002 of $242.0 million for acquired in-process research and development.  The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.

4.             Revenues and Strategic Alliances

Historically, the Company has formed strategic alliances with major participants in marketplaces where its discovery expertise and technology platform are applicable. These agreements include alliances based on the transfer of technology platforms, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which the Company conducts research funded by its partners. The Company’s disease-based alliances and alliances which combine technology-transfer with a disease focus are generally structured as research collaborations. Under these arrangements, the Company performs research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement. Under these agreements, the Company’s partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or pay royalties or in some cases profit-sharing payments to the Company based upon any product sales resulting from the collaboration.

Research and Discovery Alliances

The Company has entered into research, development, technology-transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic and predictive medicine products and services. These alliances provide Millennium with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon the achievement of research and regulatory milestones and royalties and/or share profits if the Company’s collaborations are successful in developing and commercializing products.

In connection with one such agreement, in March 2003, Abbott Laboratories (“Abbott”) invested the final  $28.6 million of a $250.0 million commitment in Millennium common stock pursuant to the March 2001 Investment Agreement between the Company and Abbott.

5.                                      Commitments

Lease Commitments

On August 4, 2000, the Company entered into lease agreements, relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002. The rent obligation for the second building is expected to commence on the earlier of (a) October 1, 2003 or (b) the date on which the Company commences occupancy of the building. Each lease is for a term of seventeen years with options that permit renewals for additional periods. The Company is responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.” In July 2002, upon completion of the construction period of the first building, the Company recorded the lease as a capital lease.

6.                                      Convertible Debt

The Company currently has the following outstanding convertible notes:

•                                          5.0% convertible subordinated notes due March 1, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”);

•                                          4.5% convertible senior notes due June 15, 2006, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”); and

•                                          5.5% convertible subordinated notes due January 15, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share (the “5.5% notes”).

At March 31, 2003, the Company had an aggregate of approximately $600.0 million of principal of the 5.0% and 4.5% notes outstanding after the Company completed a cash repurchase offer to the noteholders in April 2002. In April 2002, the Company amended the terms of these notes to add put options permitting noteholders to require the Company on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires us to record all derivative instruments in the balance sheet at fair value, or $54.0 million at March 31, 2003.

On March 31, 2003, the Company announced its required cash offers to the holders of the 5.0% notes and the 4.5% notes under the April 2002 amended terms of the note under which noteholders have the right to require the Company to exchange the notes for cash on April 29, 2003 (See Note 8).

At March 31, 2003, the Company had $83.3 million of principal of 5.5% notes outstanding.

Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.5% notes on January 15 and July 15 of each year, of the 5.0% notes on March 1 and September 1 of each year and of the 4.5% notes on June 15 and December 15 of each year. All required interest payments to date have been made.

7.             Restructuring

In December 2002, the Company announced the first in a series of steps to realign the Company’s resources to become a fully-integrated biopharmaceutical company. The Company has discontinued certain discovery research efforts, reduced headcount in the discovery group and will reallocate other resources to enhance its commercial capabilities. Such actions resulted in the recognition of restructuring related charges in the fourth quarter of 2002 and again in the first quarter of 2003.  Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the initiative.  Facilities include the estimated remaining rental obligation, net of estimated sublease income, in facilities that the Company no longer occupies.  Asset impairment charges include the write down of certain intangible assets and the write-off of leasehold improvements in facilities the Company is no longer occupying due to the discontinuation of the related discovery efforts.  These costs are included in restructuring charges in the statement of operations and accrued expenses on the balance sheet at March 31, 2003. The table below displays the activity and liability balance of this restructuring charge.

The table below displays the activity and liability balance of this restructuring charge (in thousands):

	Balance at 12/31/02	Charges	Payments	Asset Impairment	Balance at 3/31/03
Termination benefits	$2,710	$1,146	$(2,462)	$—	$1,394
Facilities	—	5,876	(845)	—	5,031
Asset Impairment	—	20,785	—	(20,785)	—
Contract termination	—	371	—	—	371
Other associated costs	82	17	(70)	—	29
Total	$2,792	$28,195	$(3,377)	$(20,785)	$6,825

8.                                      Subsequent Events

On April 29, 2003, the Company completed the repurchase of $577.8 million of the outstanding 5.0% notes and 4.5% notes for an aggregate payment of approximately $637.0 million, including principal, accrued interest and the put premium.  Approximately $22.1 million of these notes were not tendered in the offer and remain outstanding as of April 29, 2003.  As a result of the repurchase, the Company will record a charge of approximately $10.0 million which represents the write off of approximately $12.0 million of unamortized original debt issuance costs associated with the notes, offset by $1.9 million relating to the expired premium put on the untendered bonds.

On April 22, 2003, Aventis Pharmaceuticals, Inc. (“Aventis”) exercised its option to terminate the Technology Transfer Agreement between the Company and Aventis dated June 22, 2000, effective on the third anniversary of the Agreement, July 21, 2003.  Pursuant to the terms of the Agreement, upon providing this notice to the Company, Aventis paid the Company $40.0 million in consideration for future use of certain Millennium technology transferred to Aventis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of our operations are subject to important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors That May Affect Results.”

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

VELCADE

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

In March 2003, the FDA accepted for review and granted Priority Review designation of our NDA for VELCADE for the treatment of relapsed and refractory multiple myeloma. Priority Review is granted by the

FDA to an NDA for a new treatment that addresses an unmet medical need. The FDA expedites the approval process for such an NDA by reducing the target review period for the application from ten months to six months. Acceptance of the filing means that the FDA has made a threshold determination that the NDA is sufficiently complete to permit a substantive review.  The NDA submission was based primarily upon the results of the phase II SUMMIT trial, a multi-center study of 202 patents with relapsed and refractory multiple myeloma which were presented in full at the December 2002 meeting of the American Society of Hematology.

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

INTEGRILIN Revenue

Beginning in the first quarter of 2002, we began recognizing copromotion revenue that principally relates to our share of the profits from the sale of INTEGRILIN by SGP in copromotion territories under our collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Copromotion revenues also include recognition of reimbursement from SGP of our cost of copromotion revenue and royalties from SGP on sales of INTEGRILIN outside the copromotion territory.

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

•                                          a June 2000 joint development and commercialization agreement with Aventis Pharmaceuticals, Inc., or Aventis, in inflammatory disease; and

•                                          a September 1998 research agreement with Bayer AG, or Bayer, in cardiovascular disease, and specified areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections.

In 2002, our research alliance and technology transfer agreement with Monsanto Company, or Monsanto, expired at the end of its original five-year term. We may receive royalty payments in the future if lead targets identified during the term of the alliance are further developed by Monsanto into commercial products.

In April 2003, Aventis exercised its option to terminate the technology transfer agreement between Aventis and us dated June 22, 2000, effective July 21, 2003.  Upon providing this notice, Aventis paid us $40.0 million in consideration for future use of certain technology transferred to Aventis prior to the termination date.

Termination of the technology transfer agreement has no effect upon the existing five-year joint development and commercialization agreement.  We expect the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through 2005.

In 2003, we expect the research phase of our five-year alliance with Bayer to terminate, although Bayer has an option for an additional year. We expect Bayer to continue to conduct research and development work on the targets discovered in the alliance, which may result in success payments and royalties to us in the future.

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

COR

On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion through the issuance of approximately 55.1 million shares of our common stock.  We recorded the transaction as a purchase for accounting purposes and our consolidated financial statements include COR’s operating results from the date of the acquisition. The purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill. The charge to earnings in the quarter ended March 31, 2002 for acquired in-process research and development was $242.0 million. Through the merger, we added approximately 300 new employees and a leased facility in South San Francisco, California, and acquired INTEGRILIN® (eptifibatide) Injection for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology.

In connection with the COR acquisition, we assumed COR’s $600.0 million in convertible debt resulting from two offerings: the 5.0% convertible subordinated notes due March 1, 2007 (the “5.0% notes”) and the 4.5% convertible senior notes due June 15, 2006 (the “4.5% notes”). In April 2002, we amended the terms of these notes to add put options permitting noteholders to require us on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires us to record all derivative instruments in the balance sheet at fair value. We determined the fair value of these derivative instruments to be $54.0 million in the aggregate and recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 30, 2002. Changes in the fair value of these derivatives are recognized in other income (expense).

On March 31, 2003, we announced our required cash offers to the holders of the 5.0% notes and the 4.5% notes under the April 2002 amended terms of the notes under which noteholders have the right to require us to exchange the notes for cash on April 29, 2003.  On April 29, 2003, we completed the repurchase of $577.8 million of the outstanding 5.0% notes and 4.5% notes for an aggregate payment of approximately $637.0 million, including principal, accrued interest and the put premium.  Approximately $22.1 million of these notes were not tendered in the offer and remain outstanding as of April 29, 2003.  As a result of the repurchase, we will record a charge of approximately $10.0 million which represents the write off of approximately $12.0 million of unamortized original debt issuance costs associated with the notes, offset by $1.9 million relating to the expired premium put on the untendered bonds.

Disposition of Investment in Joint Venture

Through our acquisition of LeukoSite, Inc., or LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of CAMPATH® (alemtuzumab) humanized monoclonal antibody. We accounted for our investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX acquired our equity interest in M&I, which owns the CAMPATH product. In exchange for our equity interest in M&I, ILEX paid us $20.0 million on December 31, 2001 plus additional consideration contingent upon future sales of CAMPATH. We earned $40.0 million of such consideration in the second quarter of 2002. We are entitled to additional payments of $40.0 million in each of 2003 and 2004 if sales of CAMPATH in the U.S. meet specified thresholds. In addition, we are entitled to additional payments from ILEX if U.S. sales of CAMPATH after 2004 exceed specified annual thresholds.

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

•                                          acquiring businesses and products that expand or complement our business; and

•                                          meeting our debt service obligations.

During the quarter ended March 31, 2003 we received $28.6 million from Abbott for purchases of approximately 3.7 million shares of our common stock under our equity investment agreement with Abbott.  During the quarter ended March 31, 2002, we received $28.6 million from Abbott for purchases of approximately 1.4 million shares of our common stock under this agreement.

As of March 31, 2003, we had approximately $1.7 billion in cash, cash equivalents and marketable securities. We primarily invest in high-grade corporate bonds, asset-backed and U.S. government agency securities. Our objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. We expect that income from these investments will decline as our cash and marketable securities balances decline and will fluctuate based upon market conditions.

We are expanding our commercial operations through internal growth and by utilizing the capabilities of our alliance partners. As our discovery-focused alliances expire, we are increasingly focusing our efforts on entering into commercial alliances. We expect to continue to manage costs through workforce planning, facilities consolidation and product portfolio management.

We expect to incur increasing expenses and are likely to incur operating losses for at least the next several years, primarily due to the expansion of our research and development programs and as a result of our efforts to advance acquired products or our own development programs to commercialization. In particular, we anticipate significant expenditures related to the development, launch and commercialization of VELCADE™ (bortezomib) for Injection and increasing our development capabilities for our clinical and pre-clinical product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets and goodwill. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

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

We recognize the research funding portion of our Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to our estimate of the total work to be performed under the alliance. We continually review these estimates and adjust as necessary, as experience develops or new information becomes known. Any adjustments to these estimates will impact the timing and the amount of revenue to be recognized.

We recognize copromotion revenue when SGP ships INTEGRILIN® (eptifibatide) Injection to wholesalers. Copromotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our cost of copromotion revenue, and royalties from SGP on sales of INTEGRILIN outside the copromotion territory. We communicate with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs of copromotion incurred on a monthly basis. We also communicate with SGP to estimate royalties earned on sales outside the copromotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with our partner. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

Inventory

Inventory consists of currently marketed products and product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization.  Inventory primarily represents bulk materials used in the production of INTEGRILIN® (eptifibatide) Injection and INTEGRILIN finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

At March 31, 2003, total inventories include $0.6 million of inventory for products that have not yet been approved for sale.

Intangible Assets

We have acquired significant intangible assets that we value and record. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets acquired.  The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions for significant acquisitions of intangibles. We review intangible assets for impairment on a periodic basis using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

Goodwill

We adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and reclassified amounts to goodwill, which were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill. We completed our transitional assessment of goodwill in the first quarter of 2002 and no impairment loss was recognized. We will continue to test for goodwill impairment annually, on October 1.

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

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses.  We are required to apply the provisions of FIN 46 for variable interests in variable interest entities created after January 31, 2003 immediately.  We are required to apply to the provisions of FIN 46 no later than July 1, 2003 for variable interests in variable interest entities created before February 1, 2003.

Results of Operations

Quarters Ended March 31, 2003 and March 31, 2002

For the three months ended March 31, 2003 (the “2003 Period”), we reported a net loss of $137.9 million, or $0.47 per basic and diluted share, compared to a net loss of $303.9 million, or $1.20 per basic and diluted share for the three months ended March 31, 2002 (the “2002 Period”).

Revenue increased to $81.7 million for the 2003 Period from $68.6 million for the 2002 Period.  Copromotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, was $50.9 million for the 2003 Period compared to $22.1 million for the same period in 2002, which only included six and one half weeks of sales due to the acquisition of COR on February 12, 2002.  Worldwide sales of INTEGRILIN in the 2003 Period, as provided to us by SGP, were $89.0 million, a 31 percent increase over 2002 driven by increased volume and higher average selling prices.  Revenue under strategic alliances decreased from $46.5 million in the 2002 Period to $30.8 million in the 2003 Period. Strategic alliance revenue decreased due to the termination of certain of our discovery-focused strategic alliances, including our research alliance and technology transfer agreement with Monsanto which expired at the end of its original five-year term.

Included in 2003 Period revenue is $2.5 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2002 Period revenue is $11.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The remaining amount of revenue to be recognized from the cumulative charge is approximately $6.1 million, which will be recognized through December 2003.

Research and development expenses increased to $126.8 million for the 2003 Period from $101.3 million for the 2002 Period. The research and development expense categories with the most significant increases were personnel costs, followed by clinical trial costs and facilities expenses. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in clinical costs related to advancing our lead oncology program, VELCADE™ (bortezomib) for Injection, and clinical investments made in INTEGRILIN.

As of March 31, 2003, excluding INTEGRILIN and VELCADE, we had nine product candidates in various stages of clinical trials.  Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. CMR International, an independent pharmaceutical data collection agency, estimates that clinical trials in our areas of focus are typically completed over the following timelines:

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

Selling, general and administrative expenses decreased from $37.2 million for the 2002 Period to $35.4 million for the 2003 Period. The decrease was primarily attributable to consulting expenses not present in the 2003 Period partially offset by the increased resources devoted to sales and marketing activities as we prepare for the launch of VELCADE™ (bortezomib) for Injection, pending approval by the FDA.

Cost of copromotion revenue increased to $18.7 million for the 2003 Period compared to $7.7 million for the 2002 Period, which only included six and one half weeks of sales related activities due to the acquisition of COR on February 12, 2002.  Cost of copromotion revenue consists of certain manufacturing-related and advertising and promotional expenses associated with the sale of INTEGRILIN® (eptifibatide) within copromotion territories. Cost of copromotion revenue fluctuates in relation to the domestic sales of INTEGRILIN and based on the proportion of the joint activities that we undertake in our collaboration with SGP.

In December 2002, we announced the first in a series of steps we will take to realign our resources to those of a fully-integrated biopharmaceutical company. We have discontinued certain discovery research efforts, reduced related headcount and will reallocate certain resources to enhance our commercial capabilities. As a result, we have recorded a restructuring charge of $28.2 million in the 2003 Period related to facilities, asset impairment and personnel costs.  Facilities include the estimated remaining rental obligation, net of estimated sublease income, in facilities that we no longer occupy.  Asset impairment includes the write down of certain intangible assets and the write-off of leasehold improvements in facilities we are no longer occupying due to the discontinuation of the related discovery efforts.

We recorded a one-time, non-cash charge to operations in the 2002 Period of $242.0 million for acquired in-process research and development in connection with the COR acquisition. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established.  Our five significant research and development projects acquired in connection with COR are expected to continue in line with the estimates set forth in our 2002 Form 10-K.

Amortization of intangible assets in the 2003 Period and 2002 Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. Amortization expense increased to $9.7 million in the 2003 Period from $5.5 million in the 2002 Period due to a full quarter of COR related amortization in the 2003 Period compared to six and one half weeks of amortization in the 2002 Period.

Investment income decreased to $9.6 million in the 2003 Period from $28.2 million in the 2002 Period. The decrease is primarily attributable to a lower average balance of invested funds in the 2003 Period and unfavorable market conditions resulting in lower yields. Because we realized significant gains from our investment portfolio during 2002, we expect realized gains on the sales of marketable securities to decrease in future periods.

Interest expense increased to $10.4 million in the 2003 Period from $6.8 million in the 2002 Period. Increased interest is due to a full quarter of interest expense in the 2003 Period due to the assumption of $600.0 million of principal of the 5.0% notes and 4.5% notes as compared to six and one half weeks of interest expense in the 2002 Period.

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

As described above under “Overview—Financial Resources,” we expect that our cash requirements for all of these uses will increase as the scale of our operations grows.

Historically, we have funded our cash requirements primarily through the following:

•                       payments from our strategic collaborators including license fees, milestone payments and research funding;

•                       equity investments by our strategic collaborators;

•                       equity and debt financings;

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

As of March 31, 2003, we had approximately $1.7 billion in cash, cash equivalents and marketable securities. This excludes $25.0 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of March 31, 2003, which serve as collateral for letters of credit securing leased facilities.

Cash Flows

We used $105.6 million of cash in operating activities in the 2003 Period and $94.7 million in the 2002 Period. The principal use of cash in operating activities in both 2003 and 2002 was to fund our net loss.

We used $767.5 million of cash in investing activities in the 2003 Period.  Investing activities provided cash of $208.9 million in the 2002 Period.  The principal uses of funds in the 2003 Period and 2002 Period were purchases of marketable securities. The principal source of funds in the 2002 Period is from the cash acquired in the COR acquisition.

Financing activities provided net cash of $30.1 million in the 2003 Period and $25.9 million in the 2002 Period. The principal sources of net cash from financing activities were the sales of common stock to Abbott in the 2003 and 2002 Periods.

We believe that our existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our current strategic alliances will be sufficient to support our expected operations, fund our debt service obligations and fund our capital commitments for the near term.

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

As of March 31, 2003 our convertible notes aggregated $683.3 million in principal amount outstanding. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. These notes consisted of:

•                       $83.3 million of our 5.5% notes;

•                       $300.0 million of our 4.5% notes; and

•                       $300.0 million of our 5.0% notes.

In April 2002, we amended the terms of the 4.5% notes and the 5.0% notes to add put options permitting noteholders to require us on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments.  SFAS No. 133 requires us to record all derivative instruments in the balance sheet at fair value. We determined the fair value of these derivative instruments to be $54.0 million in the aggregate and we recorded a liability on the balance sheet and a non-cash charge in the quarter ended June 2002. Changes in the fair value of these derivatives are recognized in other income (expense).

On April 29, 2003, we completed the repurchase of $577.8 million of the outstanding 5.0% notes and 4.5% notes for an aggregate payment of approximately $637.0 million, including principal, accrued interest and the put premium.  Approximately $22.1 million of these notes were not tendered in the offer and remain outstanding as of April 29, 2003.  As a result of the repurchase, we will record a charge of approximately $10.0 million which represents the write off of approximately $12.0 million of unamortized original debt issuance costs associated with the notes, offset by $1.9 million relating to the expired premium put on the untendered bonds.

In February 2001, we entered into a lease agreement relating to a building for laboratory and office space in Cambridge, England. The lease has a term of 20 years and is expected to commence in 2003 upon completion of construction. We are responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.6 million per year based upon foreign currency exchange rates at March 31, 2003 and is subject to market adjustments at the end of the 5th, 10th and 15th years.

We also have lease obligations relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002. The rent obligation for the second building is expected to commence on the earlier of (a) October 1, 2003 or (b) the date on which we commence occupancy of the building. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year. Each lease is for a term of seventeen years. The Company is responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.” As a result, during the 2003 Period, we recorded approximately $1.4 million and during the 2002 Period, we recorded approximately $8.7 million of additional non-cash construction costs under these leases.

Subsequent Events

On April 29, 2003, we completed the repurchase of $577.8 million of the outstanding 5.0% notes and 4.5% notes for an aggregate payment of approximately $637.0 million, including principal, accrued interest and the put premium.  Approximately $22.1 million of these notes were not tendered in the offer and remain outstanding as of April 29, 2003.  As a result of the repurchase, we will record a charge of approximately $10.0 million which represents the write off of approximately $12.0 million of unamortized original debt issuance costs associated with the notes, offset by $1.9 million relating to the expired premium put on the untendered bonds.

On April 22, 2003, Aventis exercised its option to terminate the technology transfer agreement between Aventis and us dated June 22, 2000, effective July 21, 2003.  Upon providing this notice, Aventis paid us $40.0 million in consideration for future use of certain technology transferred to Aventis prior to the termination date.  Termination of the technology transfer agreement has no effect upon the existing five-year joint development and commercialization agreement.  We expect the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through 2005.

RISK FACTORS THAT MAY AFFECT RESULTS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, potential acquisitions, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions to help identify forward-looking statements.

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

In particular, in early 2003, our filings of an NDA with the FDA and an MAA with the EMEA to market VELCADE™ (bortezomib) for Injection for the treatment of patients with relapsed and refractory multiple myeloma were accepted for review. These regulatory agencies may not grant marketing approval for VELCADE within the time frames that we anticipate or at all. For example, it is possible that these regulatory agencies will not approve VELCADE for marketing based on the phase II data we submitted prior to our successful completion of the ongoing phase III clinical trials of VELCADE and the filing of the results of such trials with these agencies.

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

Sales of INTEGRILIN® (eptifibatide) Injection in particular reporting periods may be affected by fluctuations in buying patterns.

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

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. Our most significant competitors are major pharmaceutical companies and other biotechnology companies. The two products that compete directly with INTEGRILIN in the GP IIb-IIIa market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. Other competitive factors that could negatively affect the GP IIb-IIIa market segment include the market and economic positioning of drug-coated stents; expanded use of heparin replacement therapies in patients undergoing balloon angioplasty; and expanded use of ADP inhibitors in patients presenting with non-ST-segment elevation in acute coronary syndrome.

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

At April 29, 2003, we had approximately $105.4 million of outstanding convertible debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $17.0 million over the next three years, assuming the convertible debt remains outstanding until maturity.

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

The risks that we face in connection with these alliances include the following:

•                                          All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including, in many cases, on short notice without cause. For example, the research phase of our alliance with Bayer is scheduled to be completed in October 2003, with an option for Bayer to extend for an additional year, and our technology transfer alliance with Aventis will end in July 2003.

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

•                                          We will rely on our collaborators to manufacture most products covered by our alliances. For example, SGP is one of the manufacturers of INTEGRILIN® (eptifibatide) Injection.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

An important element of our business strategy is entering into strategic alliances for the development and commercialization of products and services when we believe it will maximize product value. In particular, we are currently seeking a strategic arrangement collaborator for the commercialization of VELCADE™ (bortezomib) for Injection. If we are unsuccessful in engaging a suitable collaborator, we may fail to meet certain of our financial projections. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish additional strategic alliances or other alternative arrangements. The terms of any additional strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

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

There are a limited number of manufacturers that operate under the FDA’s good manufacturing practices regulations capable of manufacturing our products. As a result, we have experienced some difficulty finding manufacturers for our products with adequate capacity for our anticipated future needs. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

One of the manufacturers that performs fill/finish and packaging of INTEGRILIN is SGP at its Manati facility in Puerto Rico. Supply of INTEGRILIN for European sales from SGP’s Manati facility has been restarted recently after being temporarily halted and fill/finish and packaging of INTEGRILIN at that facility for sale in the

United States is in abeyance. We are actively working with SGP to identify alternative fill/finish and packaging suppliers to serve as future sources of supply. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our requirements for INTEGRILIN® (eptifibatide) Injection supply in the United States for the foreseeable future, our inability to resolve the issues relating to the Manati facility could adversely affect the supply of INTEGRILIN and, thereby, harm our results of operations.

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. In particular, INTEGRILIN is administered to patients with serious cardiovascular disease who have a high incidence of mortality. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations and the market for such insurance becoming more restrictive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

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

The trading price of our common stock has been volatile and may be volatile in the future. During 2002, our common stock traded as high as $25.55 per share and as low as $7.19 per share. Factors such as announcements of our or our competitors’ operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock.

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

Provisions of our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our company. For example, we have divided our board of directors into three classes that serve staggered three-year terms, we may issue shares of our authorized “blank check” preferred stock and our stockholders are limited in their ability to call special stockholder meetings. In addition, we have issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or more interest in our common stock without negotiations with our board of directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We manage our investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed and U.S. government agency securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $20.4 million decrease in the fair value of our investments as of March 31, 2003. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

As of March 31, 2003, the fair value of our 4.5% and 5.0% notes, including the put options, is approximately $662.4 million. The fair value of our 5.5% notes approximates its carrying value.

The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

As of March 31, 2003 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.    Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

We have established and maintain disclosure controls and procedures to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC’s rules and forms.  Our chief executive officer and chief financial officer evaluated these controls and procedures— within 90 days of the filing date of this quarterly report — and concluded based upon that evaluation, that they are effective in achieving this purpose.

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

PART II    OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On March 7, 2003, we issued and sold to Abbott Laboratories 3,658,314 shares of our common stock for aggregate proceeds of approximately $28.6 million.  These shares were issued in connection with a collaboration agreement between the parties and no person served as an underwriter with respect to this transaction.  We relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for exemption from the registration requirements of the Securities Act.

On January 31, 2003, we issued 143,504 shares of our common stock to Deutsche Bank Securities upon their net exercise of a warrant to purchase 176,000 shares of our common stock at an exercise price of $1.50 per share.  These shares were issued pursuant to a warrant agreement dated March 12, 1998 between us and Deutsche Bank Securities and no person served as an underwriter with respect to this transaction.  For this issuance and sale, we relied on Section 4(2) of the Securities Act for exemption from the registration requirements of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)         Reports on Forms 8-K.

1.                    A Current Report on Form 8-K was furnished to the Securities and Exchange Commission on April 15, 2003, to report, pursuant to Item 9, that we issued a press release on April 15, 2003 to report our financial results for the quarter ended March 31, 2003.

2.                    A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 2003, to report, pursuant to Item 5, that Aventis Pharmaceuticals, Inc. (“Aventis”) provided us notice of exercise of Aventis’s option to terminate the three to five-year Technology Transfer Agreement between us and Aventis dated June 22, 2000, effective on the third anniversary of the Agreement, July 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC.
(Registrant)

Dated : May 6, 2003	/s/ KENNETH M. BATE
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

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ MARK J. LEVIN
Mark J. Levin
Chairperson, President and Chief Executive Officer

CERTIFICATIONS

I, Kenneth M. Bate, certify that:

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

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	/s/ KENNETH M. BATE
Kenneth M. Bate
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

99.1	Statement Pursuant to 18 U.S.C. §1350

99.2	Statement Pursuant to 18 U.S.C. §1350