Form 10-Q
period 2003-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2003-08-12
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |X| No |_|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on August 8, 2003: 298,703,411

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

The following Millennium trademarks are used in this Quarterly Report on Form 10-Q: Millennium®, the Millennium “M” logo and design (registered), Millennium Pharmaceuticals™, VELCADE™ (bortezomib) for Injection, and INTEGRILIN® (eptifibatide) Injection. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries. CAMPATH® is a registered trademark of ILEX Pharmaceuticals, L.P., ReoPro® is a trademark of Eli Lilly and Company, Aggrastat® is a trademark of Merck & Co., Inc. and Thalomid® (thalidomide) is a registered trademark of Celgene Corporation. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$43,493	$1,332,391
Marketable securities	922,326	426,672
Accounts receivable	8,031	—
Due from strategic alliance partners	84,634	44,869
Inventory	111,289	105,346
Prepaid expenses and other current assets	70,332	29,463

Total current assets	1,240,105	1,938,741
Property and equipment, net	258,757	310,325
Restricted cash	21,244	31,056
Other assets	20,798	33,168
Goodwill	1,201,214	1,200,510
Developed technology, net	388,990	405,721
Intangible assets, net	61,894	78,086

Total assets	$3,193,002	$3,997,607

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,887	$34,216
Accrued expenses	154,273	181,318
Current portion of deferred revenue	115,910	118,008
Current portion of capital lease obligations	15,660	16,045
Current portion of long term debt	—	599,960

Total current liabilities	302,730	949,547
Deferred revenue, net of current portion	13,838	1,704
Capital lease obligations, net of current portion	54,894	61,338
Long term debt, net of current portion	105,461	83,325

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 298,198 shares at June 30, 2003 and 291,094 shares at December 31, 2002 issued and outstanding	298	291
Additional paid-in capital	4,481,526	4,432,040
Deferred compensation	(1,082)	(1,952)
Accumulated other comprehensive income	13,140	4,119
Accumulated deficit	(1,777,803)	(1,532,805)

Total stockholders' equity	2,716,079	2,901,693

Total liabilities and stockholders' equity	$3,193,002	$3,997,607

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in thousands, except per share amounts)

Revenues:
Net product sales	$7,869	$—	$7,869	$—
Co-promotion revenue	53,151	44,927	104,032	67,069
Revenue under strategic alliances	60,702	46,927	91,536	93,384

Total revenues	121,722	91,854	203,437	160,453

Costs and expenses:
Cost of goods sold	15,612	12,631	31,261	19,582
Research and development	130,575	122,430	257,385	223,742
Selling, general and administrative	40,775	45,222	79,205	83,240
Restructuring charges	65,310	—	93,505	—
Acquired in-process research and development	—	—	—	242,000
Amortization of intangibles	9,676	9,754	19,352	15,297

Total costs and expenses	261,948	190,037	480,708	583,861

Loss from operations	(140,226)	(98,183)	(277,271)	(423,408)

Other income (expense):
Investment income, net	8,697	14,893	18,304	43,050
Interest expense	(5,118)	(10,449)	(15,535)	(17,242)
Gain on sale of equity interest in joint venture	40,000	40,000	40,000	40,000
Debt financing charge	(10,496)	(54,000)	(10,496)	(54,000)

Net loss	$(107,143)	$(107,739)	$(244,998)	$(411,600)

Amounts per common share:
Net loss per share, basic and diluted	$(0.36)	$(0.38)	$(0.83)	$(1.53)

Weighted average shares, basic and diluted	297,231	282,693	295,100	268,382

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2003	2002
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(244,998)	$(411,600)
Adjustments to reconcile net loss to cash
used in operating activities:
Acquired in-process research and development	—	242,000
Depreciation and amortization	51,684	38,173
Restructuring charges	71,804	—
Amortization of deferred financing costs	11,956	561
(Gain) loss on available-for-sale securities, net	(959)	5,061
Stock compensation expense	5,204	4,852
Changes in operating assets and liabilities:
Accounts receivable	(8,031)	—
Due from strategic alliance partners	(39,765)	(13,370)
Inventory	(5,943)	—
Prepaid expenses and other current assets	(41,890)	(33,112)
Restricted cash and other assets	25,000	(6,276)
Accounts payable and accrued expenses	9,531	25,924
Deferred revenue	10,036	(25,555)

Net cash used in operating activities	(156,371)	(173,342)

Cash Flows from Investing Activities:
Investments in marketable securities	(848,319)	(690,685)
Proceeds from sales and maturities of marketable securities	348,187	583,856
Purchases of property and equipment and other long term assets	(38,851)	(66,581)
Net cash acquired in COR Therapeutics, Inc. acquisition	—	309,147
Other investing activities	(704)	(505)

Net cash (used in) provided by investing activities	(539,687)	135,232

Cash Flows from Financing Activities:
Proceeds from sales of common stock	28,571	53,405
Net proceeds from employee stock purchases	16,190	10,875
Repayment of principal of long-term debt obligations, including payment of debt premium	(629,880)	(40)
Repayment of notes receivable from officers	—	130
Principal payments on capital leases	(8,427)	(8,015)

Net cash (used in) provided by financing activities	(593,546)	56,355

Decrease (increase) in cash and cash equivalents	(1,289,604)	18,245
Equity adjustment from foreign currency translation	706	603
Cash and cash equivalents, beginning of period	1,332,391	35,993

Cash and cash equivalents, end of period	$43,493	$54,841

Supplemental Cash Flow Information:
Cash paid for interest	$19,313	$18,634

Supplemental Disclosure of Noncash Investing and Financing Activities:
Construction costs for laboratory and office space	$3,921	$2,224
Equipment acquired under capital leases	1,598	21,470
Acquisition of COR Therapeutics, Inc., including direct transaction costs	—	1,833,329

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2003.

2.    Summary of Significant Accounting Policies

(a)  Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2003 and December 31, 2002 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended June 30, 2003 and 2002, the Company recorded realized gains on marketable securities of $3.1 million and $4.8 million, respectively, and realized losses on marketable securities and other investments of $2.1 million and $14.7 million, respectively. During the six months ended June 30, 2003 and 2002, the Company recorded realized gains on marketable securities of $3.1 million and $12.0 million, respectively, and realized losses on marketable securities and other investments of $2.2 million and $17.1 million, respectively.

(b)  Inventory

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	June 30, 2003	December 31, 2002
Bulk materials	$66,441	$65,039
Work in process	13,637	10,534
Finished goods	31,211	29,773

	$111,289	$105,346

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

(c)  Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Intangible assets consist of the following (in thousands):

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Reclassification	Restructuring Related Asset Impairment	Intangibles, Net
Amortized intangible assets
Developed technology	$435,000	$(46,010)	$—	$—	$388,990

Core technology	$18,712	$(16,488)	$—	$—	$2,224
Other	16,560	(2,320)	(2,320)	(11,250)	670
Unamortized intangible assets
Trademark	59,000	—	—	—	59,000

Total intangible assets	$94,272	$(18,808)	$(2,320)	$(11,250)	$61,894

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortized intangible assets
Developed technology	$435,000	$(29,279)	$405,721

Core technology	$18,712	$(14,149)	$4,563
Other	16,560	(2,037)	14,523
Unamortized intangible assets
Trademark	59,000	—	59,000

Total intangible assets	$94,272	$(16,186)	$78,086

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 4 years

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

(d)  Reclassification

        During the three months ended June 30, 2003, in connection with the launch of VELCADE™ (bortezomib) for Injection and the recognition of related costs of sales, the Company reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue and certain

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

INTEGRILIN®(eptifibatide) Injection related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses.

        Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

(e)  Revenue Recognition

        Net product sales

        The Company records product sales of VELCADE™ (bortezomib) for Injection when delivery has occurred and title passes to the customer, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale.

        Co-promotion revenue

        Co-promotion revenue includes the Company’s share of profits from the sale of INTEGRILIN in co-promotion territories by Schering-Plough Ltd. and Schering Corporation (collectively “SGP”). Also included in co-promotion revenue are reimbursements from SGP of the Company’s manufacturing-related costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside the co-promotion territory. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company defers certain manufacturing-related expenses until the time SGP ships related product to its customers inside and outside co-promotion territories. Deferred revenue also includes cash advances from SGP to the Company for the Company’s prepayments to its manufacturers of INTEGRILIN.

        Revenue under strategic alliances

        The Company recognizes revenue from non-refundable license payments and certain milestone payments not specifically tied to a separate earnings process, ratably over the term of the research contract. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, the Company recognizes revenue from certain research payments based upon the level of research services performed during the period of the research contract.

(f)  Net Loss Per Common Share

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

(g)  Comprehensive Loss

        Comprehensive loss was $101.7 million and $79.8 million for the three months ended June 30, 2003 and 2002, respectively and $236.0 million and $413.3 million for the six months ended June 30, 2003 and 2002, respectively. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Unrealized gains and losses on marketable securities includes the reclassification to investment income, net for the three and six months ended June 30, 2002 of unrealized losses of $14.6 million due to declines in market value of investments in marketable securities that were deemed to be

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

other than temporary. Accumulated other comprehensive income at June 30, 2003 included $10.7 million of unrealized gains on marketable securities and $2.4 million of cumulative foreign currency translation adjustments. Accumulated other comprehensive income at December 31, 2002 included $2.4 million of unrealized gains on marketable securities and $1.7 million of cumulative foreign currency translation adjustments.

(h)  Stock-Based Compensation

        The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(107,143)	$(107,739)	$(244,998)	$(411,600)
Add: Stock-based compensation as reported in the Statement of Operations	426	1,145	869	1,442
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(24,927)	(39,867)	(44,300)	(74,351)

Pro forma net loss	$(131,644)	$(146,461)	$(288,429)	$(484,509)

Amounts per common share:
Basic and diluted - as reported	$(0.36)	$(0.38)	$(0.83)	$(1.53)
Basic and diluted - pro forma	$(0.44)	$(0.52)	$(0.98)	$(1.81)

        The weighted-average per share fair value of options granted during the three months ended June 30, 2003 and 2002 was $9.38 and $12.38, respectively, and during the six months ended June 30, 2003 and 2002 was $5.45 and $13.90, respectively.

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options				Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	5.4	5.4	5.5	5.4	0.5	0.5	0.5	0.5
Interest rate	2.28%	4.21%	2.48%	4.37%	1.17%	2.02%	1.17%	2.02%
Volatility	.85	.87	.86	.87	.86	.87	.86	.87

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

(i)  Segment Information

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

        The Company operates in one business segment, which primarily focuses on the discovery, development and commercialization of proprietary therapeutic and diagnostic human healthcare products and services. All of the Company’s product sales are currently related to sales of VELCADE™ (bortezomib) for Injection. All of the Company’s co-promotion revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection.

        Revenues from one strategic partner accounted for approximately 33.6% and 11.3% of total revenues for the three months ended June 30, 2003 and 2002, respectively and 25.1% and 12.7% of total revenues for the six months ended June 30, 2003 and 2002. Revenues from a second strategic partner accounted for approximately 14.0% and 20.4% of total revenues for the three months ended June 30, 2003 and 2002, respectively and 17.0% and 22.6% of total revenues for the six months ended June 30, 2003 and 2002. Revenues from a third partner accounted for 11.8% and 13.5% of total revenues for the three and six months ended June 30, 2002. There were no other significant strategic partners during the three and six months ended June 30, 2003 and 2002.

(j)  Information Concerning Market and Source of Supply Concentration

        Millennium and SGP co-promote INTEGRILIN in the United States and share any profits and losses. SGP books and reports INTEGRILIN sales. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to SGP rights to market INTEGRILIN outside the United States, and SGP pays the Company royalties based on these sales of INTEGRILIN. The Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is SGP, for the filling and final packaging of INTEGRILIN.

(k)  Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. The Company was required to adopt SFAS No. 146 for activities that were initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 as of December 1, 2002 in association with the discontinuation of certain discovery efforts in December 2002 (See Note 3).

        In November 2002, the EITF of the FASB issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) which addressed certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate accounting units if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003 the provisions of FIN 46 are to be applied no later than July 1, 2003. The Company has not invested in any variable interest entities after January 31, 2003. The Company is currently evaluating what impact, if any, FIN 46 will have on the financial position or results of operations of the Company.

3.    Restructuring

        In December 2002, the Company announced the first in a series of steps to realign the Company’s resources to become a commercially-focused biopharmaceutical company. The Company discontinued certain discovery research efforts, reduced headcount in the discovery group and began reallocating other resources to enhance its commercial capabilities. Such actions resulted in the recognition of restructuring charges in the fourth quarter of 2002 and first quarter of 2003.

        In June 2003, the Company announced a broad, accelerated restructuring plan to focus the Company’s resources on development and commercialization.  The plan includes consolidation of research and development facilities, overall headcount reduction from approximately 2,300 employees to approximately 1,700 employees by the end of 2004 and streamlining of the number of discovery and development projects.  Certain of these actions resulted in the recognition of restructuring charges in the second quarter of 2003, including the termination of 325 employees and the vacating of several of the Company’s facilities.

        These costs are included in restructuring charges in the statements of operations and accrued expenses on the balance sheet at June 30, 2003. The following table displays the restructuring activity and liability balance included in accrued expenses (in thousands):

	Six Month Period Ending June 30, 2003
	Balance at December 31, 2002	Charges	Payments	Asset Impairment	Stock Compensation	Balance at June 30, 2003
Termination benefits	$2,710	$7,323	$(3,397)	$—	$(400)	$6,236
Facilities	—	14,342	(2,287)	—	—	12,055
Asset impairment	—	71,406	—	(71,406)	—	—
Contract termination	—	384	(28)	—	—	356
Other associated costs	82	50	(80)	—	—	52

Total	$2,792	$93,505	$(5,792)	$(71,406)	$(400)	$18,699

        Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the initiative. Charges related to facilities include the estimated remaining rental obligation, net of estimated sublease income, for facilities that the Company no longer occupies. The Company’s decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of performing the impairment evaluations, asset impairment charges were recorded to adjust the carrying value of the related long-lived assets to their net realizable values. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

4.     COR Therapeutics, Inc. Acquisition

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. (“COR”) for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR. The transaction was recorded as a purchase for accounting purposes and the Company’s consolidated financial statements include COR’s operating results from the date of the acquisition. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets, including developed technology and trademark, and goodwill. Developed technology is being amortized over the remaining patent life, or thirteen years. At the date of the acquisition, the Company recorded a one-time, non-cash charge to operations during the six months ended June 30, 2002 of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the date of the acquisition, had no alternative future use and for which technological feasibility had not been established.

5.    Revenues and Strategic Alliances

        Historically, the Company has formed strategic alliances with major participants in marketplaces where its discovery expertise and technology platform are applicable. These agreements include alliances based on the transfer of technology platforms, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which the Company conducts research funded by its partners. The Company’s disease-based alliances and alliances which combine technology-transfer with a disease focus are generally structured as research collaborations. Under these arrangements, the Company performs research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement. Under these agreements, the Company’s partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or pay royalties to or in some cases share profits with the Company based upon any product sales resulting from the collaboration. In certain alliances, the Company also may receive equity investments from its collaborators.

New Strategic Alliance and Modifications to Existing Strategic Alliances

        In the six months ended June 30, 2003 Abbott Laboratories (“Abbott”) invested the final $28.6 million of a $250.0 million commitment in Millennium common stock pursuant to the March 2001 Investment Agreement between the Company and Abbott.

        On June 30, 2003, the Company entered into an agreement with Ortho Biotech Products, L.P. (“Ortho Biotech”), a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE™ (bortezomib) for Injection. Under the terms of the agreement, the Company retains all commercialization rights to and profits from VELCADE in the U.S. Subject to obtaining regulatory approvals of VELCADE outside the U.S., Ortho Biotech and its affiliate, Janssen-Cilag, will commercialize VELCADE outside of the U.S. The Company is entitled to royalties from Ortho Biotech and its affiliate Janssen-Cilag on sales of VELCADE outside of the U.S. The Company also retains an option to co-promote VELCADE at a future date in certain European countries.

        In connection with the agreement, the Company received a non-refundable payment from Ortho Biotech of $15.0 million in July 2003. In addition, the Company may receive payments for achieving clinical development milestones, for achieving regulatory milestones outside of the U.S. and for achieving agreed-upon sales levels of VELCADE.

        The Company and Ortho Biotech and its research affiliate, Johnson & Johnson Pharmaceutical Research & Development, L.L.C., will jointly engage in an extensive global program for further clinical development of VELCADE to maximize the clinical and commercial potential of VELCADE. This program will investigate the

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

potential of VELCADE™ (bortezomib) for Injection to treat multiple forms of solid and hematological cancers, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech will be responsible for 40 percent of the joint development costs through 2005 and for 45 percent of such costs thereafter.

        On April 22, 2003, Aventis Pharmaceuticals, Inc. (“Aventis”) exercised its option to terminate the Technology Transfer Agreement between the Company and Aventis effective on the third anniversary of the Agreement, July 21, 2003. Pursuant to the terms of the Agreement, upon providing this notice to the Company, Aventis paid the Company $40.0 million in consideration for future use of certain Millennium technology transferred to Aventis. Approximately $30.7 million of this termination fee is included in revenue under strategic alliances for the three and six months ended June 30, 2003. The remaining approximately $9.3 million of this termination fee will be recognized as revenue in the quarter ending September 30, 2003.

6.    Commitments

Lease Commitments

        On August 4, 2000, the Company entered into lease agreements, relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002 and the rent obligation on the second building began in July 2003. The Company was responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” In July 2002 and July 2003, upon completion of the construction period of the buildings, respectively, the Company recorded the leases as capital leases.

7.    Convertible Debt

        The Company currently has the following outstanding convertible notes at June 30, 2003:

•	$16.3 million of principal of 5.0% convertible subordinated notes due March 1, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”);

•	$5.9 million of principal of 4.5% convertible senior notes due June 15, 2006, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”); and

•	$83.3 million of principal of 5.5% convertible subordinated notes due January 15, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share (the “5.5% notes”).

        In April 2002, the Company amended the 4.5% notes and 5.0% notes to add put options permitting noteholders to require the Company on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes are derivative instruments. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires us to record all derivative instruments in the balance sheet at fair value, or $54.0 million at March 31, 2003.

        On April 29, 2003, the Company completed the repurchase of $577.8 million of aggregate principal amount of the outstanding 4.5% notes and 5.0% notes for an aggregate payment of approximately $637.1 million, including principal, accrued interest and the put premium. Approximately $22.1 million of aggregate principal amount of these notes were not tendered in the offer and remain outstanding as of June 30, 2003. As a result of the repurchase, the Company recorded a charge of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 4.5% notes and 5.0% notes, offset by $1.9 million relating to the expired premium put on the untendered notes.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.5% notes on January 15 and July 15 of each year, of the 5.0% notes on March 1 and September 1 of each year and of the 4.5% notes on June 15 and December 15 of each year. All required interest payments to date have been made.

8.    Subsequent Event

        In connection with its June 2003 restructuring plan, the Company has discontinued its efforts in the metabolic disease area. As a result, the Company and Abbott agreed to terminate their alliance covering joint discovery, development and commercialization of certain metabolic disease products on August 8, 2003. In the third quarter of 2003, the Company expects to record approximately $15.0 million to $20.0 million in restructuring charges specifically related to the discontinuation of metabolic research and development, which will include termination benefits and costs associated with the Abbott separation agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Our management’s discussion and analysis of our financial condition and results of our operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Risk Factors That May Affect Results.”

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing proprietary products in multiple disease areas. We currently have a cardiovascular disease and a cancer product on the market. We also have other potential products in various stages of development in each of those areas and in the inflammatory disease area.

        Our strategy is to advance multiple products in several focus areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. A key element of the strategy in the disease areas on which we are focused is to build a sustainable pipeline of innovative new treatments based on our understanding of particular molecular pathways that affect the instigation and progression of specific diseases.

        We plan to develop and commercialize many of our products on our own, but will seek development and commercial partners when we believe that to do so will maximize product value. For example, we have entered into sales and marketing alliances with major pharmaceutical companies for INTEGRILIN and VELCADE and plan to do so in the future for products in disease areas that require large sales forces or to address markets outside the United States.

        INTEGRILIN® (eptifibatide) Injection

        Our market-leading cardiovascular product, INTEGRILIN, has been marketed in the United States since 1998 and outside the United States since 1999. In the United States, we co-promote INTEGRILIN with Schering-Plough Ltd. and Schering-Plough Corporation, together referred to as SGP, and share profits and losses. Outside the United States, SGP sells INTEGRILIN pursuant to a royalty-bearing license.

        VELCADE™ (bortezomib) for Injection

        Our other product, VELCADE, a novel, first-in-class cancer therapy, was approved for marketing in the United States by the U.S. Food and Drug Administration (FDA) on May 13, 2003 as a treatment for multiple myeloma patients who have received at least two prior therapies and demonstrated disease progression on the last therapy. We commercially launched VELCADE in the United States shortly after receiving marketing approval. We have recruited an oncology sales force which is currently marketing VELCADE in the United States. In February 2003, we submitted a complete Marketing Authorization Application to the European Agency for the Evaluation of Medicinal Products for approval to market VELCADE as a treatment for multiple myeloma patients who have received at least two prior therapies and demonstrated disease progression on the last therapy.

Revenues

        Historically, we have derived our revenue from payments from our strategic alliances with major pharmaceutical companies. With the acquisition of COR Therapeutics, Inc., or COR, we began generating co-promotion revenue based on sales of INTEGRILIN. In May 2003, we began recording product sales from VELCADE. We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, commercialize additional products and enter into new commercial alliances, and our discovery-focused alliances conclude.

        VELCADE Revenue

        We launched VELCADE on May 20, 2003. On June 30, 2003, we entered into an agreement with Ortho Biotech Products, L.P., or Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE™ (bortezomib) for Injection. Under the terms of the agreement, we retain all commercialization rights to and profits from VELCADE in the U.S. Subject to regulatory approvals of VELCADE outside the U.S., Ortho Biotech and its affiliate, Janssen-Cilag, will commercialize VELCADE outside of the U.S. We are entitled to royalties from Ortho Biotech and its affiliate Janssen-Cilag on VELCADE sales outside of the U.S. We retain an option to begin co-promoting VELCADE at a future date in certain European countries.

        We record sales of VELCADE in the U.S., net of estimated product returns and discounts, as net product sales. Royalty and milestone payments, if any, will be recorded when earned as royalty revenue and revenue under strategic alliances, respectively. Reimbursement of development costs by Ortho Biotech will be recorded as revenue under strategic alliances in the period in which the related costs are expensed.

        INTEGRILIN® (eptifibatide) Injection Revenue

        In the first quarter of 2002, we began recognizing co-promotion revenue that principally relates to our share of the profits from the sale of INTEGRILIN by SGP in co-promotion territories under our collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Co-promotion revenues also include recognition of reimbursement from SGP of our manufacturing-related costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside the co-promotion territory.

        Revenue under Strategic Alliances

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

        These alliances are usually established for a fixed term, typically five years. Upon expiration of the initial term, unless renewed or earlier terminated, revenue funding under these agreements ceases. We expect revenues from our discovery-focused alliances to decline as our existing alliances expire.

        In addition to our collaboration agreements with SGP and Ortho Biotech, our major alliances from which we have or may recognize revenues include:

•	a June 2000 joint development and commercialization agreement with Aventis Pharmaceuticals, Inc., or Aventis, in inflammatory diseases; and

•	a September 1998 research agreement with Bayer AG, or Bayer, in cardiovascular diseases, and specified areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections.

        In April 2003, Aventis exercised its option effective July 21, 2003 to terminate a technology transfer agreement with us. Upon exercising this option, Aventis paid us $40.0 million in consideration for future use of certain technology transferred to Aventis prior to the termination date. Termination of the technology transfer agreement has no effect on the existing five-year joint development and commercialization agreement in inflammatory. We expect the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through 2005.

        In 2003, we expect the research phase of our five-year alliance with Bayer to terminate, although Bayer has an option for an additional year. We expect Bayer to continue to conduct research and development work on the targets discovered in the alliance, which may result in success payments and royalties to us in the future.

        We have also entered into a number of arrangements for the commercialization of products under which we share the costs for the development and eventual commercialization of specified compounds and may receive or be obligated to make product revenue, royalty, milestone or other payments. In addition to operating expenses we incur as a result of our alliances, we have also made commitments to purchase debt and equity securities of our alliance partners under certain of these arrangements. These arrangements include:

•	a December 2001 in-license and development agreement with Xenova Group, plc for novel compounds for the treatment of solid tumors in cancer;

•	a November 2001 collaboration agreement with XOMA Ltd., or XOMA, pursuant to which XOMA is developing two biotherapeutic agents in the cardiovascular disease area; and

•	an April 2001 in-license and development agreement with BZL Biologics, L.L.C. for biotherapeutics products in the cancer area.

Acquisitions

        As part of our business strategy, we consider merger and acquisition opportunities that may provide us with products on the market, products in later stage development or capabilities to accelerate our downstream drug discovery efforts.

        COR

        On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion through the issuance of approximately 55.1 million shares of our common stock. We recorded the transaction as a purchase for accounting purposes and our consolidated financial statements include COR’s operating results from the date of the acquisition. The purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill. The charge to earnings in the six months ended June 30, 2002 for acquired in-process research and development was $242.0 million. Through the merger, we acquired INTEGRILIN® (eptifibatide) Injection for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology.

Disposition of Investment in Joint Venture

        Through our acquisition of LeukoSite, Inc., or LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of CAMPATH® (alemtuzumab) humanized monoclonal antibody. We accounted for our investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX acquired our equity interest in M&I, which owns the CAMPATH product. In exchange for our equity interest in M&I, ILEX paid us $20.0 million on December 31, 2001 plus additional consideration contingent upon future sales of CAMPATH. We earned $40.0 million of such consideration in the second quarter of 2002 and an additional $40.0 million in the second quarter of 2003, a portion of which ILEX may pay to us in the form of their stock. These milestone payments are included in other income. We are entitled to an additional payment of $40.0 million in 2004, a portion of which ILEX may pay to us in the form of their stock, if sales of CAMPATH in the U.S. meet a specified threshold. In addition, we are entitled to additional payments from ILEX if U.S. sales of CAMPATH after 2004 exceed specified annual thresholds.

Financial Resources

        We have completed several financings in the past several years. The actual and planned uses of proceeds include:

•	developing products, including conducting preclinical testing and clinical trials;

•	manufacturing and marketing products that are approved for commercial sale;

•	acquiring businesses and products that expand or complement our business;

•	meeting our debt service obligations; and

•	working capital.

        On April 29, 2003, we completed the repurchase of $577.8 million of the outstanding 5.0% convertible subordinated notes due March 1, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”) and 4.5% convertible senior notes due June 15, 2006, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”) for an aggregate payment of approximately $637.1 million, including principal, accrued interest and the put premium. Approximately $22.1 million of the 5.0% notes and 4.5% notes were not tendered in the offer and remain outstanding as of June 30, 2003. As a result of the repurchase, the Company recorded a charge of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes, offset by $1.9 million relating to the expired premium put on the untendered notes.

        During the six months ended June 30, 2003 we received $28.6 million from Abbott Laboratories, or Abbott, for purchases of approximately 3.7 million shares of our common stock under our equity investment agreement with Abbott. During the six months ended June 30, 2002, we received $57.2 million from Abbott for purchases of approximately 2.8 million shares of our common stock under this agreement.

        As of June 30, 2003, we had approximately $965.8 million in cash, cash equivalents and marketable securities. We primarily invest in investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Our objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. We expect that income from these investments will decline as our cash and marketable securities balances decline and will fluctuate based upon market conditions.

        We are expanding our commercial operations through internal growth and by utilizing the capabilities of our alliance partners. As our discovery-focused alliances expire, we are increasingly focusing our efforts on entering into commercial alliances. We expect to conserve financial resources through workforce planning, facilities consolidation and product portfolio management.

        We expect to incur increasing expenses and are likely to incur substantial operating losses for at least the next several years, primarily due to our efforts to advance acquired products or our own development programs to commercialization. In particular, we anticipate significant expenditures related to the continued development, launch and commercialization of VELCADE™ (bortezomib) for Injection and increasing our development capabilities for our clinical and pre-clinical product candidates.

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

Reclassifications

        During the three months ended June 30, 2003, in connection with the launch of VELCADE™ (bortezomib) for Injection and the recognition of the related costs of sales, we reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue and certain INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses.

        Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets and goodwill. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K filed with the SEC on March 7, 2003, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

        Revenue

        In connection with our strategic alliances, we recognize revenue from non-refundable license payments and certain milestone payments not specifically tied to a separate earnings process, ratably over the term of the research contract. When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. We continually review these estimates which could result in a change in the deferral period and might impact the timing and the amount of revenue recognized. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. In addition, when appropriate, we recognize revenue from certain research payments based upon the level of research services performed during the period of the research contract.

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

        We recognize co-promotion revenue when SGP ships INTEGRILIN to wholesalers. Co-promotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our manufacturing-related, advertising and promotional expenses and royalties from SGP on sales of INTEGRILIN outside the co-promotion territory. We communicate with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. We also communicate with SGP to estimate royalties earned on sales outside the co-promotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with our partner. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

        We recognize revenue from the sales of VELCADE™ (bortezomib) for Injection in the U.S. when delivery has occurred and title has transferred to the wholesalers. Allowances are recorded as a reduction to product sales for product returns and discounts at the time of sale. The allowances are based primarily on historical trends in the pharmaceutical industry for similar products and discounts included in our agreements with wholesalers. As we continue to develop company specific experience, our estimates will be continually reviewed. If actual future results vary, we may need to adjust our estimates, which could have an impact on the timing and amount of revenue to be recognized.

        Inventory

        Inventory consists of currently marketed products and product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization. Inventory primarily represents bulk materials used in production and finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

        At June 30, 2003 and December 31, 2002, inventory does not include any amounts for products that have not yet been approved for sale.

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

Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. We adopted SFAS No. 146 as of December 1, 2002 in association with the discontinuation of certain discovery efforts in December 2002.

        In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) which addressed certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate accounting units if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS 148 is effective for fiscal periods ending after December 15, 2002. We have provided the new disclosures in Stock-Based Compensation in Note 2 to our condensed consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. We are required to apply the provisions of FIN 46 for variable interests in variable interest entities created after January 31, 2003 immediately. We are required to apply the provisions of FIN 46 no later than July 1, 2003 for variable interests in variable interest entities created before February 1, 2003. We have not invested in any variable interest entities after January 31, 2003. We are currently evaluating what impact, if any, FIN 46 will have on our financial position or results of operations.

Results of Operations

Quarters Ended June 30, 2003 and June 30, 2002

        For the three months ended June 30, 2003 (the “2003 Quarterly Period”), we reported a net loss of $107.1 million, or $0.36 per basic and diluted share, compared to a net loss of $107.7 million, or $0.38 per basic and diluted share for the three months ended June 30, 2002 (the “2002 Quarterly Period”).

        Revenue increased to $121.7 million for the 2003 Quarterly Period from $91.9 million for the 2002 Quarterly Period. Net product sales of VELCADE™ (bortezomib) for Injection, launched in May 2003, were $7.9 million in the 2003 Quarterly Period. Co-promotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, was $53.2 million for the 2003 Quarterly Period compared to $44.9 million for the same period in 2002. Worldwide sales of INTEGRILIN in the 2003 Quarterly Period, as provided to us by SGP, were $92.0 million, an 18% percent increase over sales for the 2002 Quarterly Period driven by increased volume and higher average selling prices. Revenue under strategic alliances increased to $60.7 million in the 2003 Quarterly Period from $46.9 million in the 2002 Quarterly Period. The increase in strategic alliance revenue relates to Aventis exercising its option to terminate our technology transfer agreement effective July 21, 2003. Upon providing notice of exercising this option, Aventis paid us $40.0 million in consideration for future use of certain technology transferred to Aventis prior to the termination date. Approximately $30.7 million of this termination fee is included in revenue under strategic alliances for the 2003 Quarterly Period. This increase in strategic alliance revenue is partially offset by the decrease in revenue recognized under our research alliance and technology transfer agreement with Monsanto Company, or Monsanto, which expired in 2002 at the end of its original five-year term.

        Included in 2003 Quarterly Period revenue is $2.5 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2002 Quarterly Period revenue is $11.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101.

        Cost of goods sold includes manufacturing-related expenses associated with the sale of VELCADE™ (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection.

        Research and development expenses increased to $130.6 million for the 2003 Quarterly Period from $122.4 million for the 2002 Quarterly Period. The increase in research and development expense is due to higher personnel costs, clinical trial costs and facilities expenses. Our continued investment in building a sustainable product pipeline, including increases in clinical costs related to advancing our lead oncology program, VELCADE, and clinical investments made in INTEGRILIN are driving the growth in research and development expenses.

        As of June 30, 2003, excluding INTEGRILIN and VELCADE, we had ten product candidates in various stages of clinical trials. Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. CMR International, an independent pharmaceutical data collection agency, estimates that clinical trials in our areas of focus are typically completed over the following timelines:

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

        Selling, general and administrative expenses decreased from $45.2 million for the 2002 Quarterly Period to $40.8 million for the 2003 Quarterly Period. The decrease was primarily attributable to inclusion in the 2002 Quarterly Period of consulting expenses to support corporate operations partially offset by the increased resources devoted in the 2003 Quarterly Period to sales and marketing activities for the launch of VELCADE.

        In June 2003, we announced a broad, accelerated restructuring plan to focus our resources on development and commercialization. The plan includes consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. As a result, we have recorded a restructuring charge of $65.3 million in the 2003 Quarterly Period related to remaining rental obligations on facilities that we have vacated, asset impairment and personnel costs. Charges related to facilities include the estimated remaining rental obligation, net of estimated sublease income, for facilities that we no longer occupy. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

We anticipate additional restructuring charges in future periods as we continue to execute our restructuring plan. These charges will include additional facilities and personnel costs.

        Amortization of intangible assets in the 2003 Quarterly Period and 2002 Quarterly Period relates to specifically identified intangible assets from the COR acquisition as well as our acquisitions of LeukoSite in 1999 and Cambridge Discovery Chemistry Ltd., or CDC, in 2000.

        Investment income decreased to $8.7 million in the 2003 Quarterly Period from $14.9 million in the 2002 Quarterly Period. The decrease is primarily attributable to a lower average balance of invested funds in the 2003 Quarterly Period and unfavorable market conditions resulting in lower yields.

        Interest expense decreased from $10.4 million in the 2002 Quarterly Period to $5.1 million in the 2003 Quarterly Period, reflecting the April 2003 repurchase of $577.8 million principal amount of the 5.0% notes and 4.5% notes.

        We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the 2003 and 2002 Quarterly Periods, we recorded an additional gain of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of CAMPATH® (alemtuzumab) humanized monoclonal antibody for 2003 and 2002 that entitled us to receive those additional payments under the terms of our agreement with ILEX.

        During the 2003 Quarterly Period, we recorded a non-cash charge of $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes assumed in the COR acquisition, offset by $1.9 million relating to the expired premium put on the untendered notes as of April 29, 2003.

        During the 2002 Quarterly Period, we recorded a non-cash charge of $54.0 million relating to the fair value of the premium put placed on the 5.0% notes and 4.5% notes. On April 22, 2002, we amended the terms of the 5.0% notes and 4.5% notes to induce noteholders to hold such notes until at least April 29, 2003. Specifically, we amended the 4.5% notes to permit noteholders to require us to repurchase these notes for cash at a price of $1,095 per $1,000 of principal amount on April 29, 2003, and we amended the 5.0% notes to permit noteholders to require us to repurchase these notes for cash at a price of $1,085 per $1,000 of principal amount on April 29, 2003. These put options placed on the notes are derivative instruments. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires all derivative instruments to be recorded in the balance sheet at fair value. The fair value of these derivative instruments was determined to be $54.0 million in aggregate and was recorded as a liability on the balance sheet and as a non-cash charge to earnings in the 2002 Quarterly Period.

Six Months Ended June 30, 2003 and June 30, 2002

        For the six months ended June 30, 2003 (the “2003 Six Month Period”), we reported a net loss of $245.0 million, or $0.83 per basic and diluted share, compared to a net loss of $411.6 million, or $1.53 per basic and diluted share for the six months ended June 30, 2002 (the “2002 Six Month Period”).

        Revenue increased to $203.4 million for the 2003 Six Month Period from $160.5 million for the 2002 Six Month Period. Net product sales of VELCADE™ (bortezomib) for Injection were $7.9 million in the 2003 Six Month Period. Co-promotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, was $104.0 million for the 2003 Six Month Period compared to $67.1 million for the same period in 2002. Co-promotion revenue for the 2002 Six Month Period is based upon worldwide sales of INTEGRILIN from the date of the COR acquisition, or February 12, 2002. Revenue under strategic alliances decreased from $93.4 million in the 2002 Six Month Period to $91.5 million in the 2003 Six Month Period. Strategic alliance revenue decreased due to the termination of certain of our discovery-focused alliances, including our research alliance and technology transfer agreement with Monsanto which expired in 2002 at the end of its original five-year term. This decrease is partially offset by the $30.7 million of revenue recognized from the Aventis termination payment in April 2003.

        Included in 2003 Six Month Period revenue is $5.0 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2002 Six Month Period revenue is $22.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The remaining amount of revenue to be recognized from the cumulative charge is approximately $3.6 million, which will be recognized through December 2003.

        Research and development expenses increased to $257.4 million for the 2003 Six Month Period from $223.7 million for the 2002 Six Month Period. The research and development expense categories with the most significant increases were personnel costs, followed by clinical trial costs and facilities expenses.

        Selling, general and administrative expenses decreased to $79.2 million for the 2003 Six Month Period from $83.2 million for the 2002 Six Month Period. The decrease was primarily attributable to inclusion in the 2002 Six Month Period of consulting expenses partially offset by the increase in sales and marketing activities for the launch of VELCADE™ (bortezomib) for Injection.

        We have recorded a restructuring charge of $93.5 million in the 2003 Six Month Period related to facilities, asset impairment and personnel costs. Charges related to facilities include the estimated remaining rental obligation, net of estimated sublease income, for facilities that we no longer occupy. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. We anticipate additional restructuring charges in future periods as we continue to execute our restructuring plan. These charges will include additional facilities and personnel costs.

        We recorded a one-time, non-cash charge to operations in the 2002 Six Month Period of $242.0 million for acquired in-process research and development in connection with the COR acquisition. The valuation of acquired in-process research and development represents the estimated fair value related to five incomplete research and development projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established. As we continue to prioritize our projects, we are currently allocating resources to two of the five research and development projects acquired. As of June 30, 2003, we expect to incur an additional $65.0 million to $340.0 million of research and development expenses for each of the two projects and the projects are expected to reach completion in 2007 through 2009.

        Amortization of intangible assets in the 2003 Six Month Period and 2002 Six Month Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. The increase in amortization expense is due to a full six months of amortization in the 2003 Six Month Period on the COR related intangible assets compared to amortization from the date of the COR acquisition in February 2002 through June 30, 2002 in the 2002 Six Month Period.

        Investment income decreased to $18.3 million in the 2003 Six Month Period from $43.1 million in the 2002 Six Month Period. The decrease is primarily attributable to a lower average balance of invested funds in the 2003 Six Month Period and unfavorable market conditions resulting in lower yields.

        Interest expense decreased from $17.2 million in the 2002 Six Month Period to $15.5 million in the 2003 Six Month Period. Decreased interest is due to the April 2003 repurchase of $577.8 million principal amount of the 5.0% notes and the 4.5% notes.

        We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the 2003 and 2002 Six Month Periods, we recorded an additional gain of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of CAMPATH® (alemtuzumab) humanized monoclonal antibody for 2003 and 2002 that entitled us to receive this additional payment under the terms of our agreement with ILEX.

        During the 2003 Six Month Period, we recorded a non-cash charge of $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes assumed in the COR acquisition, offset by $1.9 million relating to the expired premium put on the untendered notes as of April 29, 2003.

        During the 2002 Six Month Period, we recorded a non-cash charge of $54.0 million relating to the fair value of the premium put placed on the 5.0% notes and 4.5% notes. See Results of Operations for the Quarters Ended June 30, 2003 and 2002 for further discussion.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic commitments to purchase debt and equity securities from some of our alliance partners in accordance with our Board of Directors approved policies and our business needs. These investment commitments are generally in smaller companies. We may lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We have committed to fund development costs incurred by some of our partners.

        As described above under “Overview—Financial Resources,” we expect that our cash requirements for all of these uses will increase as the scale of our operations grows.

        Historically, we have funded our cash requirements primarily through the following:

•	our co-promotion relationship with SGP for the sale of INTEGRILIN® (eptifibatide) Injection;

•	payments from our strategic collaborators including license fees, milestone payments and research funding;

•	equity investments by our strategic collaborators;

•	equity and debt financings in the public markets;

•	property and equipment financings; and

•	net cash acquired in connection with acquisitions.

        In the future, we expect to continue to fund our cash requirements from some of these external sources as well as the sales of VELCADE™ (bortezomib) for Injection, INTEGRILIN and other products. We are entitled to additional committed research and development funding under a number of our strategic alliances and expect to receive additional substantial payments from ILEX as a result of our sale of our joint venture interest in M&I. We believe that the key factors that could affect our internal and external sources of cash are:

•	revenues and margins from sales of VELCADE, INTEGRILIN and other products and services for which we may obtain marketing approval in the future;

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biopharmaceutical companies;

•	our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

•	the sales levels of CAMPATH® (alemtuzumab) humanized monoclonal antibody and other products that may be sold in the future by companies that may owe us royalty, milestone or other payments on account of such products.

        As of June 30, 2003, we had approximately $965.8 million in cash, cash equivalents and marketable securities. This excludes $21.2 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of June 30, 2003, which serve as collateral for letters of credit securing leased facilities.

        Cash Flows

        We used $156.4 million of cash in operating activities in the 2003 Six Month Period and $173.3 million in the 2002 Six Month Period. The principal use of cash in operating activities in both 2003 and 2002 was to fund our net loss.

        We used $539.7 million of cash in investing activities in the 2003 Six Month Period. Investing activities provided cash of $135.2 million in the 2002 Six Month Period. The principal uses of funds in the 2003 Six Month Period and 2002 Six Month Period were purchases of marketable securities and property and equipment and other long term assets. The principal source of funds in the 2002 Six Month Period is from the sale of marketable securities and the cash acquired in the COR acquisition.

        In the 2003 Six Month period, we used $593.5 million of cash in financing activities. The primary use of cash was the repurchase of $577.8 million in principal of convertible notes and the related put premium of $52.1 million. Financing activities provided net cash of $56.4 million in the 2002 Six Month Period. The principal sources of net cash from financing activities were the sales of common stock to Abbott and Millennium employees in the 2003 and 2002 Six Month Periods.

        We believe that our existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our current strategic alliances will be sufficient to support our expected operations, fund our debt service obligations and fund our capital commitments for at least the next several years.

        Contractual Obligations

        Our major outstanding contractual obligations relate to our facilities leases, convertible notes, capital leases from equipment financings and commitments to purchase debt and equity securities from certain partners.

        As of June 30, 2003, our convertible notes aggregated $105.5 million in principal amount outstanding. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. As of June 30, 2003, these notes consisted of:

•	$83.3 million of our 5.5% notes;

•	$5.9 million of our 4.5% notes; and

•	$16.3 million of our 5.0% notes.

        In February 2001, we entered into a lease agreement relating to a building for laboratory and office space in Cambridge, England. The lease has a term of 20 years and commenced in 2003. We were responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.7 million per year based upon foreign currency exchange rates at June 30, 2003 and is subject to market adjustments at the end of the 5th, 10th and 15th years. We no longer plan to occupy this space and will abandon the related leasehold improvements as part of consolidating our facilities in connection with our June 2003 restructuring plan. This decision was deemed to be an impairment indicator under SFAS No. 144 and asset impairment charges were recorded to restructuring to adjust the carrying value of the related long-lived assets to their net realizable values. Any rental expense, net of estimated sub-leasing income, will be recorded as a restructuring charge once we vacate the facility.

        We also have lease obligations relating to two new buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002 and the rent on the second building began in July 2003. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year. Each lease is for a term of seventeen years. We were responsible for a portion of the construction costs for both buildings and were deemed to be the owner during the construction period of each building under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” As a result, during the 2003 Six Month Period, we recorded approximately $3.9 million and during the 2002 Six Month Period, we recorded approximately $2.2 million of additional non-cash construction costs under these leases.

        There have been no significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2002.

Subsequent Events

        In connection with our June 2003 restructuring plan, we have discontinued our efforts in the metabolic disease area. As a result, we and Abbott agreed to terminate our alliance covering joint discovery, development and commercialization of certain metabolic disease products on August 8, 2003. In the third quarter of 2003, we expect to record approximately $15.0 million to $20.0 million in restructuring charges specifically related to the discontinuation of metabolic research and development, which will include termination benefits and costs associated with the Abbott separation agreement.

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

Regulatory Risks

Our business may be harmed if we do not obtain approval to market INTEGRILIN® (eptifibatide) Injection and VELCADE™ (bortezomib) for Injection for additional therapeutic uses.

         INTEGRILIN and VELCADE have been approved for specific therapeutic uses. Part of our strategy to grow our business is to market INTEGRILIN and VELCADE for additional indications. To do so, we will need to obtain the appropriate regulatory approvals. If we are unsuccessful in obtaining authorizations for expanded uses of INTEGRILIN or VELCADE, our revenues may not grow as expected and our business and operating results will be harmed.

We may not be able to obtain approval in additional jurisdictions to market VELCADE.

        We have filed a Marketing Authorization Application with the European Agency for the Evaluation of Medicinal Products for approval to market VELCADE. The EMEA may not grant marketing approval for VELCADE within the time frame that we anticipate or at all. For example, we filed our application for the approval of VELCADE by the EMEA based on phase II clinical trial data. It is possible that the EMEA will not approve VELCADE for marketing prior to our completion of the ongoing phase III clinical trials of VELCADE and the filing of the results of such phase III trials with the EMEA.

        If we are not able to obtain approval to market VELCADE in additional jurisdictions, we will lose the opportunity to make sales in those jurisdictions and will not be able to earn potential milestone payments under our agreement with Ortho Biotech.

We may not be able to obtain marketing approval for products or services resulting from our development efforts.

        The products that we are developing require research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is expensive and lengthy, and can often take a number of years. In some cases, the length of time that it takes for us to achieve various regulatory approval milestones affects the payments that we are eligible to receive under our strategic alliance agreements.

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

         Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the Food and Drug Administration, or FDA, and other regulatory bodies. In particular, the marketing approval that we received from the FDA for VELCADE™ (bortezomib) for Injection requires that we satisfactorily complete specified post-approval clinical trials of this product. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market or the imposition of civil or criminal penalties.

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

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN® (eptifibatide) Injection and VELCADE™ (bortezomib) for Injection.

         Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998, and VELCADE, which was approved by the FDA in May 2003 and commercially launched in the United States shortly after that date. Because of the recent introduction of VELCADE, we have very limited experience as to the sales levels of this product. Marketing of INTEGRILIN outside the United States commenced in mid-1999. Demand for GPIIb-IIIa inhibitors, such as INTEGRILIN, has been softening since the beginning of 2003. Our business plan contemplates our receiving marketing authorization to sell VELCADE outside the United States for the treatment of patients with multiple myeloma and both in the United States and abroad for other indications. We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

•	we do not obtain regulatory approval to sell INTEGRILIN for additional therapeutic uses;

•	physicians change their patterns for prescribing GP IIb-IIIa inhibitors, such as INTEGRILIN, for the current indications of INTEGRILIN; or

•	the sales of VELCADE do not meet our expectations.

We face substantial competition, and others may discover, develop or commercialize products and services before or more successfully than we do.

         The fields of biotechnology and pharmaceuticals are highly competitive. Many of our competitors are substantially larger than we are, and these competitors have substantially greater capital resources, research and development staffs and facilities than we have. Furthermore, many of our competitors are more experienced than we are in drug discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. As a result, our competitors may discover, develop and commercialize pharmaceutical products or services before we do. In addition, our competitors may discover, develop and commercialize products or services that render non-competitive or obsolete the products or services that we or our collaborators are seeking to develop and commercialize.

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. Our most significant competitors are major pharmaceutical companies and biotechnology companies. The two products that compete directly with INTEGRILIN® (eptifibatide) Injection in the GP IIb-IIIa market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. Other competitive factors that could negatively affect INTEGRILIN include:

•	competition from drug-coated stents;

•	expanded use of heparin replacement therapies in patients undergoing balloon angioplasty; and

•	increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN.

        With respect to VELCADE™ (bortezomib) for Injection, we face competition from Celgene Corporation’s Thalomid® (thalidomide), a treatment for complications associated with leprosy, which is increasingly used for multiple myeloma based on data published in peer-reviewed publications. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

Sales of INTEGRILIN and possibly VELCADE in particular reporting periods may be affected by fluctuations in buying patterns.

         A significant portion of INTEGRILIN domestic pharmaceutical sales is made to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. These changes may not reflect underlying prescriber demand. Additionally, we expect that sales from INTEGRILIN will generally be lower in the summer months because fewer medical procedures are typically performed during these months. These fluctuations in sales of INTEGRILIN may have a material adverse effect on our results of operations for particular reporting periods. It is possible that sales of VELCADE will be similarly affected by fluctuations in buying patterns.

Because discovering drugs based upon genomics is new, it is possible that our discovery process will not result in commercial products or services.

         The process of discovering drugs based upon genomics is new and evolving rapidly. We focus a portion of our research on diseases that may be linked to several or many genes working in combination. Both we and the general scientific and medical communities have only a limited understanding of the role that genes play in these diseases. To date, we have not commercialized any products discovered through our genomics research, and we may not be successful in doing so in the future. In addition, relatively few products based on gene discoveries have been developed and commercialized by others. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses.

If our clinical trials are unsuccessful, or if they experience significant delays, our ability to commercialize products will be impaired.

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. For example, in 2002, we discontinued the development of MLN977 for the treatment of chronic asthma, because three patients in a phase II clinical study experienced elevations in their liver enzymes that were likely related to the use of the product. This adverse event is not uncommon among similar therapeutic agents, but might substantially diminish the commercial viability of MLN977 as an oral drug for the treatment of chronic asthma.

        We may not complete our planned preclinical or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our products. In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining a sufficient number of appropriate patients or clinician support to conduct our clinical trials as planned. As a result, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

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

         We have incurred losses in all but two of the years since our inception. We expect to continue to incur substantial operating losses for at least the next several years. Prior to our acquisition of COR Therapeutics, Inc., substantially all of our revenues resulted from payments from collaborators, and not from the sale of products. In 2002, we recognized significant investment income from our investment portfolio. We expect that investment income will be lower in 2003 as a result of lower cash balances and lower returns on investments.

        We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to pay these costs and achieve profitability. We cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of products and services and from existing and potential future strategic alliances.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our business and operations.

         We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products. We will also require substantial funds to meet our obligations to our collaborators and maximize the prospective benefits to us from our alliances, manufacture and market products and services that are approved for commercial sale, including INTEGRILIN® (eptifibatide) Injection and VELCADE™ (bortezomib) for Injection, and meet our debt service obligations. Additional financing may not be available when we need it or may not be available on favorable terms.

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

        At June 30, 2003, we had approximately $105.5 million of outstanding convertible debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $17.0 million over the next three years, assuming our convertible debt remains outstanding until maturity.

        We may in the future incur additional indebtedness, including long-term debt, credit lines and property and equipment financings to finance capital expenditures. We intend to satisfy our current and future debt service obligations from cash generated by our operations, our existing cash and investments and, in the case of principal payments at maturity, funds from external sources. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations become due. Funds from external sources may not be available on acceptable terms, or at all.

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

        On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P., which owns the CAMPATH product. To date, we have received payments of $60.0 million from ILEX related to CAMPATH. We are entitled to a payment of $40.0 million in 2003, a portion of which ILEX may pay in the form of their stock, and will be entitled to a payment of $40.0 million in 2004, a portion of which ILEX may pay in the form of their stock, if sales of CAMPATH in the United States meet specified thresholds. In addition, we will be entitled to additional payments from ILEX if U.S. sales of CAMPATH after 2004 exceed specified annual thresholds. If these thresholds are not achieved, we will not receive any future additional payments related to CAMPATH. We have no ability to influence the actions of the entity that owns CAMPATH. Therefore, we have no control over the financial success of CAMPATH or our ability to earn additional revenues from the product.

If we do not achieve the anticipated benefits of our recently announced restructuring, or if the costs of this restructuring exceed anticipated levels, our business could be harmed.

        On June 5, 2003, we announced a restructuring designed to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. We may not achieve the cost savings anticipated from the restructuring because such savings are difficult to predict and speculative in nature. In addition, during 2003, 2004 and 2005 we expect to record total charges relating to the restructuring of between $225.0 million and $250.0 million. While we believe this estimate to be reasonable, it is possible that the actual charges will exceed this range. For example, we may not be able to lease facilities that we plan to close in connection with the restructuring as quickly or on as favorable terms as we anticipate.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to develop and commercialize products and services.

        We market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with SGP and, following regulatory approvals outside of the U.S., will develop and commercialize VELCADE™ (bortezomib) for Injection outside of the U.S. through an alliance with Ortho Biotech Products, L.P., a wholly owned subsidiary of Johnson & Johnson. We conduct substantial discovery and development activities through strategic alliances. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators. Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the alliance. Our existing and any future alliances may not be scientifically or commercially successful.

        The risks that we face in connection with these alliances include the following:

•	All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including, in many cases, on short notice without cause. For example, we agreed to end our joint development and commercialization agreement with Abbott Laboratories in August 2003, our technology transfer alliance with Aventis Pharmaceuticals, Inc. ended in July 2003 and we expect the research phase of our five-year alliance with Bayer AG to terminate in October 2003.

•	In our strategic alliance agreements, we generally agree not to conduct specified types of research and development in the field that is the subject of the alliance. These agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties.

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products and services that are the subject of the alliance with us.

•	Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of certain of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending related to such products.

•	We expect to rely on our collaborators to manufacture many products covered by our alliances. For example, SGP is one of the manufacturers of INTEGRILIN® (eptifibatide) Injection.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products and services.

        An important element of our business strategy is entering into strategic alliances for the development and commercialization of products and services when we believe that doing so will maximize product value. In some instances, if we are unsuccessful in reaching an agreement with a suitable collaborator, we may fail to meet certain of our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish additional strategic alliances or other alternative arrangements. The terms of any additional strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

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

        We may not have rights under some patents or patent applications related to some of our existing and proposed products, processes or services. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, manufacture, sell or import some of our existing and proposed products, processes or services, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or those that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products, processes or services.

        With respect to our product candidate MLN01, we are aware of third-party patents and patent applications which relate to anti-CD18 antibodies and their use in various methods of treatment, including methods of reperfusion therapy and methods of treating focal ischemic stroke. In addition, our MLN01 and MLN02 product candidates are humanized monoclonal antibodies. We are aware of third-party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using humanized or modified antibodies. We are also aware of third-party patents and patent applications relating to manufacturing processes for humanized or modified antibodies, products thereof and materials useful in such processes. With respect MLN591RL and MLN2704, we are also aware of third-party patent applications relating to anti-PSMA antibodies.

        With respect to VELCADE™ (bortezomib) for Injection and other proteasome inhibitors in the treatment of myocardial infarctions, we are aware of the existence of a potentially interfering patent application filed by a third party. In addition, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of U.S. Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE.

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

        We have limited sales, marketing and distribution experience and capabilities. These capabilities consist primarily of the specialty cardiovascular sales force that markets INTEGRILIN® (eptifibatide) Injection and a recently hired oncology-specific sales force that markets VELCADE™ (bortezomib) for Injection. We are marketing and selling VELCADE in the United States solely through our new oncology sales force and without a collaborator. Our success in selling VELCADE will depend heavily on the performance of this sales force.

        Depending on the nature of the products and services for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products require a large sales force and extensive marketing capabilities for effective commercialization. If in the future we elect to perform sales, marketing and distribution functions for these types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

Because we have limited manufacturing capabilities, we will be dependent on third-party manufacturers to manufacture products for us, or we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

        We have limited manufacturing experience and no commercial-scale manufacturing capabilities. In order to continue to develop products and services, apply for regulatory approvals and commercialize products and services, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. In particular, we are currently seeking to establish long-term supply relationships for the production of commercial supplies of VELCADE.

        We currently rely upon third parties to produce material for preclinical testing purposes and expect to continue to do so in the future. We also expect to rely upon other third parties, including our collaborators, to produce materials required for clinical trials and for the commercial production of certain of our products.

        There are a limited number of manufacturers that operate under the FDA’s good manufacturing practices regulations capable of manufacturing our products. As a result, we have experienced some difficulty finding manufacturers for our products with adequate capacity for our anticipated future needs. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

         We may in the future elect to manufacture certain of our products in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

We face particular challenges in connection with the manufacture of INTEGRILIN® (eptifibatide) Injection; if we do not meet these challenges, our revenues and income will be adversely affected.

        With respect to INTEGRILIN, we have two manufacturers that produce bulk product and two manufacturers that perform fill/finish and packaging. If we do not have adequate supplies of INTEGRILIN to meet market demand, we may lose potential revenues, and the healthcare community may turn to competing products.

        SGP, one of the manufacturers that performs fill/finish and packaging of INTEGRILIN, had suspended performing these services at its Manati facility in Puerto Rico. SGP has restarted the fill/finish and packaging of INTEGRILIN at this facility for European sales, but not for sales to the United States. We are working with SGP to identify alternative fill/finish and packaging suppliers to serve as future sources of supply. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our requirements for INTEGRILIN supply in the United States for the foreseeable future, our inability to resolve the issues relating to the Manati facility could adversely affect the supply of INTEGRILIN and, thereby, harm our results of operations.

        We expect to improve or modify our existing process technologies and manufacturing capabilities for INTEGRILIN® (eptifibatide) Injection. We cannot quantify the time or expense that may ultimately be required to improve or modify our existing process technologies, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any of these improvements or modifications successfully.

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

        We frequently carry significant amounts of INTEGRILIN in inventory. If for some reason we were unable to sell INTEGRILIN, our inventory could expire and we would be required to write-off the value of the expired inventory.

If we fail to obtain an adequate level of reimbursement for our products or services by third-party payors, there may be no commercially viable markets for our products or services.

        The availability and levels of reimbursement by governmental and other third-party payors affect the market for any pharmaceutical product or healthcare service. These third-party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products and services profitably if reimbursement is unavailable or limited in scope or amount.

        In particular, third-party payors could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved INTEGRILIN or VELCADE™ (bortezomib) for Injection. If they do, pricing levels or sales volumes of INTEGRILIN or VELCADE may decrease. In addition, if we fail to comply with the rules applicable to the Medicaid and Medicare programs, we could be subject to the imposition of civil or criminal penalties or exclusion from these programs.

        In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN and VELCADE to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN or VELCADE at a profit in these markets.

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products.

        In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our present and future products, which may adversely affect product sales. Further, when a new therapeutic product is approved, the availability of governmental or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates, and current reimbursement policies for INTEGRILIN® (eptifibatide) Injection or VELCADE™ (bortezomib) for Injection could change at any time.

We face a risk of product liability claims and may not be able to obtain insurance.

        Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. In particular, INTEGRILIN and VELCADE are administered to patients with serious diseases who have a high incidence of mortality. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles, co-insurance requirements and coverage limitations and the market for such insurance is becoming more restrictive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

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

        The trading price of our common stock has been volatile, and may be volatile in the future. Between January 1, 2003 and June 30, 2003, our common stock traded as high as $18.36 per share and as low as $6.24 per share. Factors such as announcements of our or our competitors’ operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock.

        In particular, the trading price of the common stock of many biotechnology companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

•	product revenues;

•	clinical trial results and regulatory developments;

•	quarterly variations in financial results;

•	business and product market cycles;

•	fluctuations in customer requirements;

•	availability and utilization of manufacturing capacity;

•	timing of new product introductions; and

•	our ability to develop and implement new technologies.

        The price of our securities may also be affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. There can be no assurance that these factors will not have an adverse effect on the trading price of our common stock.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $14.3 million decrease in the fair value of our investments as of June 30, 2003. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of June 30, 2003, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value.

        The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of June 30, 2003 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on April 30, 2003, our stockholders voted on three matters, as follows:

1.	The stockholders elected Ginger L. Graham, Vaughn M. Kailian, Edward D. Miller, Jr., and Norman C. Selby to serve as Class I directors for a term of three years by the following votes:

	Number of Shares
Name	For	Withheld

Ginger L. Graham	238,057,209	7,875,902
Vaughn M. Kailian	244,597,866	1,335,245
Edward D. Miller, Jr.	242,087,372	3,845,739
Norman C. Selby	235,522,590	10,410,521

The other directors whose terms of office as a director continue after the meeting are as follows: Eugene Cordes, Shaun R. Coughlin, A. Grant Heidrich, III, Charles J. Homcy, Raju S. Kucherlapati, Eric S. Lander, Mark Levin, and Kenneth E. Weg.

2.	The stockholders approved an amendment to our 1996 Employee Stock Purchase Plan that reserves an additional 3,000,000 shares of our common stock for issuance under the plan to employees by the following vote:

For:	240,929,205
Against:	3,969,556
Abstain:	1,034,350

3.	The stockholders approved our 2003 Employee Stock Purchase Plan for Employees of Non-U.S. Subsidiaries and Affiliated Entities by the following vote:

For:	241,337,100
Against:	4,208,669
Abstain:	387,342

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)	Reports on Forms 8-K

         The following Current Reports on Form 8-K were filed by us during the three months ended June 30, 2003.

1.	A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 15, 2003, to furnish, pursuant to Item 9, our press release dated April 15, 2003 reporting our financial results for the quarter ended March 31, 2003.

2.	A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 2003, to report, pursuant to Item 5, that Aventis Pharmaceuticals, Inc. (“Aventis”) provided us notice of exercise of Aventis’s option to terminate the three to five-year Technology Transfer Agreement between us and Aventis dated June 22, 2000, effective on the third anniversary of the Agreement, July 21, 2003.

3.	A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 16, 2003, to report, pursuant to Item 9, that an abstract entitled “A Randomized Controlled Trial of a Humanized alpha4beta7 Antibody in Ulcerative Colitis” was published on the website of Digestive Disease Week 2003 (www.ddw.org).

4.	A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 6, 2003 to report, pursuant to Item 5, that we issued a press release to announce a restructuring initiative.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: August 12, 2003	By	/s/ KENNETH M. BATE

Kenneth M. Bate
Executive Vice President,
Head of Commercial Operations and
Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Second Amendment effective as of December 22, 2002 dated April 22, 2003 to Collaboration and License Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals, Inc., as amended

10.2†	Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350

† Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.