Form 10-Q
period 2003-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2003-11-12
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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
Yes |X| No |_|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on November 10, 2003: 301,289,794

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$75,719	$1,332,391
Marketable securities	844,017	426,672
Accounts receivable	29,170	—
Due from strategic alliance partners	104,387	44,869
Inventory	114,490	105,346
Prepaid expenses and other current assets	22,763	29,463

Total current assets	1,190,546	1,938,741
Property and equipment, net	247,133	310,325
Restricted cash	21,244	31,056
Other assets	20,386	33,168
Goodwill	1,201,246	1,200,510
Developed technology, net	380,625	405,721
Intangible assets, net	60,583	78,086

Total assets	$3,121,763	$3,997,607

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,972	$34,216
Accrued expenses	150,391	181,318
Current portion of deferred revenue	90,871	118,008
Current portion of capital lease obligations	15,319	16,045
Current portion of long term debt	—	599,960

Total current liabilities	276,553	949,547
Deferred revenue, net of current portion	13,427	1,704
Capital lease obligations, net of current portion	91,019	61,338
Long term debt, net of current portion	105,461	83,325

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 300,154 shares at September 30, 2003 and 291,094 shares at December 31, 2002 issued and outstanding	300	291
Additional paid-in capital	4,494,992	4,432,040
Deferred compensation	(613)	(1,952)
Accumulated other comprehensive income	10,712	4,119
Accumulated deficit	(1,870,088)	(1,532,805)

Total stockholders' equity	2,635,303	2,901,693

Total liabilities and stockholders' equity	$3,121,763	$3,997,607

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(in thousands, except per share amounts)

Revenues:
Net product sales	$23,046	$—	$30,915	$—
Co-promotion revenue	47,855	45,035	151,887	112,104
Revenue under strategic alliances	73,930	50,720	165,466	144,104

Total revenues	144,831	95,755	348,268	256,208

Costs and expenses:
Cost of goods sold	17,763	14,309	49,024	33,891
Research and development	119,741	140,522	377,126	364,264
Selling, general and administrative	43,018	41,844	122,223	125,084
Restructuring charges	52,736	—	146,241	—
Acquired in-process research and development	—	—	—	242,000
Amortization of intangibles	9,676	9,810	29,028	25,107

Total costs and expenses	242,934	206,485	723,642	790,346

Loss from operations	(98,103)	(110,730)	(375,374)	(534,138)

Other income (expense):
Investment income, net	8,493	22,234	26,797	65,283
Interest expense	(2,675)	(10,383)	(18,210)	(27,624)
Gain on sale of equity interest in joint venture	—	—	40,000	40,000
Debt financing charge	—	—	(10,496)	(54,000)

Net loss	$(92,285)	$(98,879)	$(337,283)	$(510,479)

Amounts per common share:
Net loss per share, basic and diluted	$(0.31)	$(0.35)	$(1.14)	$(1.86)

Weighted average shares, basic and diluted	299,030	285,091	296,424	274,013

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2003	2002
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(337,283)	$(510,479)
Adjustments to reconcile net loss to cash
used in operating activities:
Acquired in-process research and development	—	242,000
Depreciation and amortization	78,809	61,408
Restructuring charges	79,202	—
Amortization of deferred financing costs	12,083	2,688
(Gain) loss on marketable securities, net	(2,983)	4,549
Stock compensation expense	7,035	6,887
Changes in operating assets and liabilities:
Accounts receivable	(29,170)	—
Due from strategic alliance partners	(69,518)	(45,493)
Prepaid expenses and other current assets	(3,467)	379
Restricted cash and other assets	25,339	(5,957)
Accounts payable and accrued expenses	46,597	15,546
Deferred revenue	(15,414)	(40,648)

Net cash used in operating activities	(208,770)	(269,120)

Cash Flows from Investing Activities:
Investments in marketable securities	(977,860)	(845,467)
Proceeds from sales and maturities of marketable securities	565,853	850,382
Other investing activity	(4,111)	(235)
Purchase of property and equipment and other long term assets	(45,096)	(101,225)
Net cash acquired in COR Therapeutics, Inc. acquisition	—	308,522

Net cash (used in) provided by investing activities	(461,214)	211,977

Cash Flows from Financing Activities:
Proceeds from sales of common stock	28,571	81,976
Net proceeds from employee stock purchases	27,737	13,830
Repayment of principal of long-term debt obligations, including payment of debt premium	(629,880)	(40)
Repayment of notes receivable from officers	—	145
Principal payments on capital leases	(13,639)	(13,367)

Net cash (used in) provided by financing activities	(587,211)	82,544

(Decrease) increase in cash and cash equivalents	(1,257,195)	25,401
Equity adjustment from foreign currency translation	523	1,421
Cash and cash equivalents, beginning of period	1,332,391	35,993

Cash and cash equivalents, end of period	$75,719	$62,815

Supplemental Cash Flow Information:
Cash paid for interest	$23,061	$29,286

Supplemental Disclosure of Noncash Investing and Financing Activities:
Payment in ILEX stock of contingent consideration on sale of equity interest in Millennium & ILEX Partners, L.P.	$10,000	$—
Construction costs for laboratory and office space	6,748	27,645
Equipment acquired under capital leases	1,598	6,155
Acquisition of COR Therapeutics, Inc., including direct transaction costs	—	1,833,329
Millennium & ILEX Partners, L.P. capital contribution	—	270

See notes to condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2003.

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

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at September 30, 2003 and December 31, 2002 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended September 30, 2003 and 2002, the Company recorded realized gains on marketable securities of $3.0 million and $3.8 million, respectively, and realized losses on marketable securities and other investments of $0.9 million and $3.3 million, respectively. During the nine months ended September 30, 2003 and 2002, the Company recorded realized gains on marketable securities of $6.1 million and $15.9 million, respectively, and realized losses on marketable securities and other investments of $3.1 million and $20.4 million, respectively.

(b)  Inventory

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$76,523	$65,039
Work in process	4,932	10,534
Finished goods	33,035	29,773

	$114,490	$105,346

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

(c)  Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Intangible assets consist of the following (in thousands):

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Reclassification	Restructuring Related Asset Impairment	Intangibles, Net
Amortized intangible assets
Developed technology	$435,000	$(54,375)	$—	$—	$380,625

Core technology	$18,712	$(17,658)	$—	$—	$1,054
Other	16,560	(2,461)	(2,320)	(11,250)	529
Unamortized intangible assets
Trademark	59,000	—	—	—	59,000

Total intangible assets	$94,272	$(20,119)	$(2,320)	$(11,250)	$60,583

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortized intangible assets
Developed technology	$435,000	$(29,279)	$405,721

Core technology	$18,712	$(14,149)	$4,563
Other	16,560	(2,037)	14,523
Unamortized intangible assets
Trademark	59,000	—	59,000

Total intangible assets	$94,272	$(16,186)	$78,086

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 4 years

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

(d)  Reclassification

        In connection with the launch of VELCADE™ (bortezomib) for Injection in May 2003 and the recognition of related costs of sales, the Company reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

expenses were previously included in cost of co-promotion revenue and certain INTEGRILIN® (eptifibatide) Injection related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses.

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

(g)  Comprehensive Loss

        Comprehensive loss was $94.7 million and $82.2 million for the three months ended September 30, 2003 and 2002, respectively and $330.7 million and $495.5 million for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Unrealized gains and losses on marketable securities includes the reclassification to investment income, net for the nine months ended September 30, 2002 of unrealized losses of $14.6 million due to declines in market value of investments in marketable securities that were

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

deemed to be other than temporary. Accumulated other comprehensive income at September 30, 2003 included $8.5 million of unrealized gains on marketable securities and $2.2 million of cumulative foreign currency translation adjustments. Accumulated other comprehensive income at December 31, 2002 included $2.4 million of unrealized gains on marketable securities and $1.7 million of cumulative foreign currency translation adjustments.

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

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(92,285)	$(98,879)	$(337,283)	$(510,479)
Add: Stock-based compensation as included in the Statement of Operations	469	765	1,339	2,207
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(13,569)	(31,834)	(57,869)	(106,185)

Pro forma net loss	$(105,385)	$(129,948)	$(393,813)	$(614,457)

Amounts per common share:
Basic and diluted - as reported	$(0.31)	$(0.35)	$(1.14)	$(1.86)
Basic and diluted - pro forma	$(0.35)	$(0.46)	$(1.33)	$(2.24)

        The weighted-average per share fair value of options granted during the three months ended September 30, 2003 and 2002 was $9.64 and $7.93, respectively, and during the nine months ended September 30, 2003 and 2002 was $7.23 and $13.16, respectively.

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options				Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	5.0	5.4	5.2	5.4	0.5	0.5	0.5	0.5
Interest rate	2.00%	2.88%	2.27%	4.19%	1.02%	1.64%	1.17%	2.02%
Volatility	.85	.87	.85	.87	.85	.87	.85	.87

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

        The Company operates in one business segment, which primarily focuses on the discovery, development and commercialization of proprietary therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE™ (bortezomib) for Injection. All of the Company’s co-promotion revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection.

        Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”) accounted for approximately 26.9% and 11.2% of total revenues for the three and nine months ended September 30, 2003, respectively. Revenues from Bayer AG (“Bayer”) accounted for approximately 12.0% and 19.6% of total revenues for the three months ended September 30, 2003 and 2002, respectively and 14.9% and 21.5% of total revenues for the nine months ended September 30, 2003 and 2002. Revenues from Aventis Pharmaceuticals, Inc. (“Aventis”) accounted for approximately 8.8% and 10.4% of total revenues for the three months ended September 30, 2003 and 2002, respectively and approximately 18.3% and 11.9% of total revenues for the nine months ended September 30, 2003 and 2002. Revenues from Monsanto Company (“Monsanto”) accounted for approximately 11.3% and 12.7% of total revenues for the three and nine months ended September 30, 2002, respectively.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For public companies with variable interest in variable interest entities created before February 1, 2003 the provisions of FIN 46 were to be applied no later than July 1, 2003. As of September 30, 2003, the Company has not invested in any variable interest entities after January 31, 2003.

        In October 2003, the FASB issued Staff Position No. FIN 46-6, “Effective Date of FASB FIN 46, Consolidation of Variable Interest Entities.” This FASB Staff Position deferred the effective date for applying the provisions of Interpretation 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

•	The variable interest entity was created before February 1, 2003.

•	The public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN 46, other than certain required disclosures.

        The Company will implement the provisions of FIN 46 for its financial statements for the year ending December 31, 2003 for any variable interest entities created before February 1, 2003. The Company is currently evaluating what impact, if any, FIN 46 will have on the financial position or results of operations of the Company.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

3.    Restructuring

        In December 2002, the Company announced the first in a series of steps to realign the Company’s resources to become a commercially-focused biopharmaceutical company. The Company discontinued certain discovery research efforts, reduced headcount in its discovery group and began reallocating other resources to enhance its commercial capabilities. These actions resulted in the recognition of restructuring charges in the fourth quarter of 2002 and first quarter of 2003.

        In June 2003, the Company announced a broad, accelerated restructuring plan to focus the Company’s resources on development and commercialization.  The plan includes consolidation of research and development facilities, overall headcount reduction from approximately 2,300 employees to approximately 1,700 employees by the end of 2004 and streamlining of the number of discovery and development projects.  Certain of these actions resulted in the recognition of restructuring charges in the second and third quarters of 2003, including the termination of 711 employees and the vacating of several of the Company’s facilities.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        These costs are included in restructuring charges in the statements of operations and accrued expenses on the balance sheet at September 30, 2003. The following table displays the restructuring activity and liability balance included in accrued expenses (in thousands):

	Nine Month Period Ending September 30, 2003
	Balance at December 31, 2002	Charges	Payments	Asset Impairment	Stock Compensation	Balance at September 30, 2003
Termination benefits	$2,710	$22,547	$(10,259)	$—	$(953)	$14,045
Facilities	—	29,703	(4,454)	—	—	25,249
Asset impairment	—	78,249	—	(78,249)	—	—
Contract termination	—	15,448	(5,096)	—	—	10,352
Other associated costs	82	294	(256)	—	—	120

Total	$2,792	$146,241	$(20,065)	$(78,249)	$(953)	$49,766

        Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the initiative. Charges related to facilities include estimated remaining rental obligations, net of estimated sublease income, for facilities that the Company no longer occupies. The Company’s decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of performing the impairment evaluations, asset impairment charges were recorded to adjust the carrying value of the related long-lived assets to their net realizable values. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

4.    COR Therapeutics, Inc. Acquisition

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. (“COR”) for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR. The transaction was recorded as a purchase for accounting purposes and the Company’s consolidated financial statements include COR’s operating results from the date of the acquisition. The purchase price was allocated to the assets purchased and the liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair value of net tangible assets allocated to specific intangible assets, including developed technology and trademark, and goodwill. Developed technology is being amortized over the remaining patent life, or thirteen years. At the date of the acquisition, the Company recorded a one-time, non-cash charge to operations during the nine months ended September 30, 2002 of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the date of the acquisition, had no alternative future use and for which technological feasibility had not been established.

5.    Revenues and Strategic Alliances

        Historically, the Company has formed strategic alliances with major participants in marketplaces where its discovery expertise and technology platform are applicable. These agreements include alliances based on the transfer of technology platforms, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which the Company conducts research funded by its partners. The Company’s disease-based alliances and alliances which combine technology transfer with a disease focus are generally structured as research collaborations. Under these arrangements, the Company performs research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement. Under these agreements, the Company’s partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or pay

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

royalties to or in some cases share profits with the Company based upon any product sales resulting from the collaboration. In certain alliances, the Company also may receive equity investments from its collaborators.

Strategic Alliances

        New strategic alliance:

        On June 30, 2003, the Company entered into an agreement with Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE™ (bortezomib) for Injection. Under the terms of the agreement, the Company retains all commercialization rights to and profits from VELCADE in the U.S. Subject to obtaining regulatory approvals of VELCADE outside the U.S., Ortho Biotech and its affiliate, Janssen-Cilag, will commercialize VELCADE outside of the U.S. The Company is entitled to royalties from Ortho Biotech and its affiliate Janssen-Cilag on sales, if any, of VELCADE outside of the U.S. The Company also retains an option to co-promote VELCADE at a future date in certain European countries.

        The Company and Ortho Biotech and its research affiliate, Johnson & Johnson Pharmaceutical Research & Development, L.L.C., will jointly engage in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the clinical and commercial potential of VELCADE. This program will investigate the potential of VELCADE to treat multiple forms of solid and hematological cancers, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech will be responsible for 40 percent of the joint development costs through 2005 and for 45 percent of such costs thereafter.

        During the three months ended September 30, 2003, the Company recognized a $30.0 million milestone payment as revenue under this alliance upon the achievement of target enrollment of the 612th patient in the Company’s Phase III APEX trial for VELCADE in patients with multiple myeloma. In addition, the Company may receive payments for achieving clinical development milestones, for achieving regulatory milestones outside of the U.S. and for achieving agreed-upon sales levels of VELCADE.

        Modifications to existing strategic alliances:

        On October 31, 2003, the research phase of the Company’s strategic alliance with Bayer ended. On October 10, 2003, Bayer and Millennium amended the agreement to provide both parties access to the balance of identified targets for a period of seven years. If Bayer successfully develops and commercializes any of these targets discovered in the alliance, Bayer will make success and royalty payments to Millennium on the sale of products generated from the alliance.

        Revenues recognized under the research phase of the Bayer alliance were approximately $13.2 million and $15.0 million for the three months ended September 30, 2003 and 2002, respectively and approximately $41.2 million and $45.1 million for the nine months ended September 30, 2003 and 2002, respectively. The Company recognized the research funding portion of the alliance on a percentage-of-completion basis. The percentage-of-completion is determined at each measurement date based upon the actual full-time equivalents to date as compared to management’s estimate of the total full-time equivalents needed to complete the deliverables required by the alliance. In September 2001, the Company revised the estimate of total full-time equivalents required to complete the project downward as a result of productivity improvements made at the Company and changes to the program requirements made by Bayer. During each subsequent reporting period, the Company continued to monitor the full-time equivalent estimate necessary to complete the deliverables and compared the estimate to the actual effort put forth. No further adjustments have been necessary and the accounting estimates used approximated actual efforts from September 2001 to the end of the research phase of the agreement, October 31, 2003.

        On August 8, 2003, the Company and Abbott Laboratories (“Abbott”) agreed to terminate their alliance covering joint discovery, development and commercialization of certain metabolic disease products in connection with the Company’s June 2003 restructuring plan. Included in restructuring charges for the three months ended September 30, 2003 are restructuring charges specifically related to the discontinuation of metabolic research and development, which include termination benefits and costs associated with the Abbott separation agreement. In the nine months ended September 30, 2003 Abbott invested the final $28.6 million of a $250.0 million commitment in Millennium common stock pursuant to the March 2001 Investment Agreement between the Company and Abbott.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        On April 22, 2003, Aventis exercised its option to terminate the Technology Transfer Agreement between the Company and Aventis effective on the third anniversary of the Agreement, July 21, 2003. Pursuant to the terms of the Agreement, upon providing this notice to the Company, Aventis paid the Company $40.0 million in consideration for future use of certain Millennium technology transferred to Aventis. Approximately $9.3 million and $40.0 million of this termination fee are included in revenue under strategic alliances for the three and nine months, respectively ended September 30, 2003.

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

7.    Convertible Debt

        The Company currently had the following convertible notes outstanding at September 30, 2003:

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

        Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.0% notes on March 1 and September 1 of each year, of the 4.5% notes on June 15 and December 15 of each year and of the 5.5% notes on January 15 and July 15 of each year. All required interest payments to date have been made.

        In April 2002, the Company amended the 4.5% notes and 5.0% notes to add put options permitting noteholders to require the Company on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes were derivative instruments. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires derivative instruments to be recorded in the balance sheet at fair value. The fair value of this derivative, or $54.0 million at March 31, 2003 was recorded in the balance sheet.

        On April 29, 2003, the Company completed the repurchase of $577.8 million of aggregate principal amount of the outstanding 4.5% notes and 5.0% notes for an aggregate payment of approximately $637.1 million, including principal, accrued interest and put premium. Approximately $22.1 million of aggregate principal amount of these notes were not tendered in the offer and remain outstanding as of September 30, 2003. As a result of the repurchase, the Company recorded a charge of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 4.5% notes and 5.0% notes, offset by $1.9 million relating to the expired put premium on the untendered notes.

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

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing products in multiple disease areas. We currently have a cancer product and a cardiovascular disease product on the market. We also have other potential products in various stages of preclinical and clinical development in both of those areas and in the inflammatory disease area.

        Our strategy is to advance multiple products in several focus areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. A key element of our strategy in the disease areas on which we are focused is to build a sustainable pipeline of innovative new treatments based on our understanding of how particular molecular pathways that are involved in specific disease areas affect the instigation and progression of specific diseases.

        We plan to develop and commercialize many of our products on our own, but will seek development and commercial partners when we believe that doing so will maximize product value. For example, we have entered into sales and marketing alliances with major pharmaceutical companies for VELCADE outside of the United States and INTEGRILIN and plan to do so in the future for products in disease areas that require large sales forces or to address markets outside the United States.

VELCADE™ (bortezomib) for Injection

        VELCADE was approved for marketing in the United States in May 2003 as a treatment for patients with multiple myeloma who have received at least two prior therapies and demonstrated disease progression on the last therapy. We commercially launched VELCADE in the United States shortly after receiving marketing approval. We have recruited an oncology sales force which is currently marketing VELCADE in the United States. In February 2003, we submitted a complete Marketing Authorization Application to the European Agency for the Evaluation of Medicinal Products for the approval of VELCADE.

        On June 30, 2003, we entered into an agreement with Ortho Biotech Products, L.P., or Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to and profits from VELCADE in the United States. Subject to obtaining regulatory approvals of VELCADE outside the United States, Ortho Biotech and its affiliate, Janssen-Cilag, will commercialize VELCADE outside of the United States. We are entitled to royalties from Ortho Biotech and its affiliate Janssen-Cilag on sales of VELCADE outside of the United States. We also retain an option to co-promote VELCADE at a future date in certain European countries.

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

Revenues

        Historically, we have derived our revenue from payments from our strategic alliances with major pharmaceutical companies. With the February 2002 acquisition of COR Therapeutics, Inc., or COR, we began generating co-promotion revenue based on sales of INTEGRILIN. In May 2003, we began recording product sales from VELCADE. We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, commercialize additional products and enter into new commercial alliances, and our discovery-focused alliances conclude.

        VELCADE™ (bortezomib) for Injection Revenue

        We record sales of VELCADE in the U.S., net of estimated product returns and discounts, as net product sales. We will record royalty and milestone payments, if any, when earned as royalty revenue and revenue under strategic alliances, respectively. We will record reimbursement of development costs by Ortho Biotech as revenue under strategic alliances in the period in which the related costs are incurred.

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

        Revenue under Strategic Alliances

        We have entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic products. These alliances provide us with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or share profits if our collaborations are successful in developing and commercializing products.

        These alliances are usually established for a fixed term, typically five years. Upon expiration of the initial term, unless renewed or earlier terminated, revenue funding under these agreements ceases. We expect revenues from our discovery-focused alliances to continue to decline as our existing alliances expire.

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

        In April 2003, Aventis exercised its option effective July 21, 2003 to terminate a technology transfer agreement with us. Upon exercising this option, Aventis paid us $40.0 million in consideration for future use of certain technology transferred to Aventis prior to the termination date. Termination of the technology transfer agreement has no effect on the existing five-year joint development and commercialization agreement in inflammation. We expect the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through 2005.

        In October 2003, the research phase of our five-year alliance with Bayer ended. Bayer and Millennium amended the agreement to provide both parties access to the balance of identified targets for a period of seven years. If Bayer successfully develops and commercializes any of these targets discovered in the alliance, Bayer will owe us success and royalty payments on the sale of products generated from the alliance.

        We have also entered into a number of arrangements for the commercialization of products under which we share the costs for the development and eventual commercialization of specified compounds and may receive or be obligated to make product revenue, royalty, milestone or other payments. In addition to operating expenses we incur as a result of our alliances, we have also made commitments to purchase debt and equity securities of our alliance partners under certain of these arrangements. These arrangements include:

•	a December 2001 in-license and development agreement with Xenova Group, plc for novel compounds for the treatment of solid tumors in cancer;

•	an April 2001 in-license and development agreement with BZL Biologics, L.L.C. for biotherapeutic products in the cancer area.

Acquisitions

        As part of our business strategy, we consider merger and acquisition opportunities that may provide us with products on the market, products in later stage development or capabilities to accelerate our downstream drug discovery efforts.

        COR

        On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion through the issuance of approximately 55.1 million shares of our common stock. We recorded the transaction as a purchase for accounting purposes and our consolidated financial statements include COR’s operating results from the date of the acquisition. The purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill. The charge to earnings in the nine months ended September 30, 2002 for acquired in-process research and development was $242.0 million. Through the merger, we acquired INTEGRILIN® (eptifibatide) Injection and substantial research capabilities in the areas of cardiovascular disease and oncology.

Disposition of Investment in Joint Venture

        Through our acquisition of LeukoSite, Inc., or LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of CAMPATH® (alemtuzumab) humanized monoclonal antibody. We accounted for our investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX acquired our equity interest in M&I, which owns the CAMPATH product. In exchange for our equity interest in M&I, ILEX paid us $20.0 million on December 31, 2001 plus additional consideration contingent upon future sales of CAMPATH. We earned $40.0 million of such consideration in the second quarter of 2002. We earned an additional $40.0 million in the second quarter of 2003, $20.0 million of which ILEX paid to us, in the form of cash and stock, in the third quarter of 2003 and the remaining $20.0 million of which we expect ILEX to pay us, in cash, by December 31, 2003. These milestone payments are included in other income. We are entitled to an additional payment of $40.0 million in 2004, a portion of which ILEX may pay to us in the form of their stock, if sales of CAMPATH in the U.S. meet a specified threshold. In addition, we are entitled to additional payments from ILEX if U.S. sales of CAMPATH after 2004 exceed specified annual thresholds.

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

        On April 29, 2003, we completed the repurchase of $577.8 million aggregate principal amount of the outstanding 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”) and 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”) for an aggregate payment of approximately $637.1 million, including principal, accrued interest and put premium. Approximately $22.1 million of the 5.0% notes and 4.5% notes in the aggregate were not tendered in the offer and remain outstanding as of September 30, 2003. As a result of the repurchase, we recorded a net charge of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes, offset by $1.9 million relating to the expired put premium on the untendered notes.

        During the nine months ended September 30, 2003 we received $28.6 million from Abbott Laboratories, or Abbott, for the final purchase of approximately 3.7 million shares of our common stock under our equity investment agreement with Abbott. During the nine months ended September 30, 2002, we received $85.8 million from Abbott for the purchase of approximately 5.1 million shares of our common stock under this agreement.

        As of September 30, 2003, we had approximately $919.7 million in cash, cash equivalents and marketable securities. We primarily invest in investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Our investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. We expect that income from these investments will decline as our cash and marketable securities balances decline and will fluctuate based upon market conditions.

        We are expanding our commercial operations through internal growth and by utilizing the capabilities of our alliance partners. As our discovery-focused alliances expire, we are increasingly focusing our efforts on entering into commercial alliances. We expect to conserve financial resources through workforce planning, facilities consolidation and product portfolio management.

        We expect to incur increasing expenses and are likely to incur substantial operating losses for at least the next several years, primarily due to our efforts to advance acquired products or our own development programs into commercialization. In particular, we anticipate significant expenditures related to the continued development, launch and commercialization of VELCADE™ (bortezomib) for Injection and increasing our development capabilities for our clinical and preclinical product candidates.

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

Reclassifications

        In connection with the launch of VELCADE™ (bortezomib) for Injection in May 2003 and the recognition of the related costs of sales, we reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue and certain INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses.

        Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets and goodwill. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        On October 31, 2003 the research phase of our alliance with Bayer ended. We recognize the research funding portion of our Bayer alliance on a percentage-of-completion basis. The percentage-of-completion is determined based upon the actual level of work performed during the period as compared to our estimate of the total work to be performed under the alliance. We continually review these estimates and adjust as necessary, as experience develops or new information becomes known. In September 2001, we revised the estimate of the total work to be performed downward as a result of productivity improvements. No further adjustments were necessary and the accounting estimates used approximate actual efforts from September 2001 to the end of the research phase of the agreement.

        We recognize co-promotion revenue when SGP ships INTEGRILIN® (eptifibatide) Injection to wholesalers. Co-promotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our manufacturing-related costs, advertising and promotional expenses and royalties from SGP on sales of INTEGRILIN outside the co-promotion territory. We communicate with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. We also communicate with SGP to estimate royalties earned on sales outside the co-promotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with our partner. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

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

        Inventory

        Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization. Inventory primarily represents raw materials used in production, work in process and finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

        At September 30, 2003 and December 31, 2002, inventory does not include any amounts for products that have not yet been approved for sale.

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

        Goodwill

        We adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and reclassified amounts to goodwill, which were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill. We completed our transitional assessment of goodwill in the first quarter of 2002 and no impairment loss was recognized. We test for goodwill impairment annually, on October 1.

        On October 1, 2003, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which could result in a material impairment charge to our statement of operations.

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

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. We are required to apply the provisions of FIN 46 for variable interests in variable interest entities created after January 31, 2003 immediately. We are required to apply the provisions of FIN 46 no later than the first interim period ending after December 15, 2003 for variable interests in variable interest entities created before February 1, 2003. As of September 30, 2003, we have not invested in any variable interest entities after January 31, 2003.

        In October 2003, the FASB issued Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” This FASB Staff Position deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

•	The variable interest entity was created before February 1, 2003.

•	The public entity has not issued financial statements reporting interests in variable interest entities in accordance with FIN 46, other than certain required disclosures.

        We will implement the provisions of FIN 46 for our financial statements for the year ending December 31, 2003 for any variable interest entities created before February 1, 2003. We are currently evaluating what impact, if any, FIN 46 will have on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 and the adoption did not have a material impact on our financial position or results of operations.

Results of Operations

Quarters Ended September 30, 2003 and September 30, 2002

        For the three months ended September 30, 2003 (the “2003 Quarterly Period”), we reported a net loss of $92.3 million, or $0.31 per basic and diluted share, compared to a net loss of $98.9 million, or $0.35 per basic and diluted share for the three months ended September 30, 2002 (the “2002 Quarterly Period”).

        Revenue increased to $144.8 million for the 2003 Quarterly Period from $95.8 million for the 2002 Quarterly Period. Net product sales of VELCADE™ (bortezomib) for Injection, launched in May 2003, were $23.0 million in the 2003 Quarterly Period. Co-promotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, was $47.9 million for the 2003 Quarterly Period compared to $45.0 million for the 2002 Quarterly Period. Worldwide sales of INTEGRILIN in the 2003 Quarterly Period, as provided to us by SGP, were $79.2 million, a 3% percent increase over sales for the 2002 Quarterly Period driven by increased volume and higher average selling prices. Revenue under strategic alliances increased to $73.9 million in the 2003 Quarterly Period from $50.7 million in the 2002 Quarterly Period. The increase in strategic alliance revenue primarily relates to the $30.0 million clinical milestone earned under our Ortho Biotech alliance upon the achievement of target enrollment in our Phase III APEX VELCADE clinical trial in patients with multiple myeloma and $9.3 million of revenue recognized upon the April 2003 termination of the Aventis technology transfer agreement. This increase in strategic alliance revenue is partially offset by the decrease in revenue recognized under our research alliance and technology transfer agreement with Monsanto Company, or Monsanto, which expired in 2002 at the end of its original five-year term. In the fourth quarter of 2003, we expect strategic alliance revenue to be lower than it was in previous quarters due to the conclusion of the research phase of the Bayer alliance and the Aventis technology transfer agreement. In addition, we do not expect to earn any additional significant milestones in the fourth quarter of 2003.

        Included in 2003 Quarterly Period revenue is $2.5 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2002 Quarterly Period revenue is $8.4 million of revenue that was recognized in prior years relating to the adoption of SAB 101.

        Cost of goods sold includes manufacturing-related expenses associated with the sale of INTEGRILIN and VELCADE.

        Research and development expenses decreased to $119.7 million for the 2003 Quarterly Period from $140.5 million for the 2002 Quarterly Period. During the 2002 Quarterly Period, we made significant investments to support our lead oncology program, VELCADE as well as certain one-time investments in development infrastructure, which were not necessary in the 2003 Quarterly Period. In addition, the decrease in research and development expenses for the 2003 Quarterly Period reflects the financial benefits of our restructuring efforts, including reduced personnel and personnel-related costs.

        In addition to our ongoing clinical trials of INTEGRILIN® (eptifibatide) Injection and VELCADE™ (bortezomib) for Injection, we have eight drug candidates in clinical development. The following chart summarizes the INTEGRILIN and VELCADE clinical trials as well as the clinical trials of these eight drug candidates, the applicable disease indication and the current trial status of the program.

Product Description	Disease Indication	Current Trial Status

Cardiovascular Diseases

MLN519 is a small molecule proteasome inhibitor	Stroke	Phase I

Cancer

VELCADE is a small molecule proteasome inhibitor	Multiple myeloma Solid tumors Non-Hodgkin's lymphoma	Phase III Phase II Phase II

MLN2704 is a targeting monoclonal antibody vehicle	Prostate cancer	Phase I/Phase II

MLN518 is a small molecule that selectively inhibits F1t-3	Acute myeloid leukemia	Phase I

MLN944 is a small molecule	Solid tumors	Phase I

MLN591RL is a de- immunized radio-labeled murine monoclonal antibody that specifically recognizes the protein PSMA (prostate specific membrane antigen)	Prostate cancer	Phase I/Phase II

MLN576 is a small molecule with DNA binding activity	Solid and hematological tumors	Phase I

Inflammatory Diseases

MLN02 is a humanized monoclonal antibody directed against the alpha4Beta7 receptor	Crohn's disease Ulcerative colitis	Phase II Phase II

MLN1202 is a humanized monoclonal antibody directed against CCR2	Rheumatoid arthritis	Phase II

        Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of cost incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

        CMR International, an independent pharmaceutical data collection agency, estimates that clinical trials in our areas of focus are typically completed over the following timelines:

Clinical Phase	Objective	Estimated Completion Period

Phase I	Establish safety in humans, study how the drug works, metabolizes and interacts with other drugs	1-2 years

Phase II	Evaluate efficacy, optimal dosages and expanded evidence of safety	2-3 years

Phase III	Confirm efficacy and safety of the product	2-3 years

        Upon successful completion of phase III clinical trials of a product candidate, we intend to submit the results to the FDA to support regulatory approval. However, we cannot be certain that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating the disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product candidate. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in trial enrollment, the evaluation of clinical trial results or regulatory approvals.

        Products that are likely to result from our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, it is difficult to estimate the nature and length of the efforts to complete such products as we may experience a longer regulatory process in connection with any products that we develop based upon these new technologies or therapeutic approaches. In addition, ultimate approval for commercial manufacturing and marketing of our products is dependent on the FDA or applicable approval body in the country for which approval is being sought, adding further uncertainty to estimated costs and completion dates. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates.

        Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

        We budget and monitor our research and development costs by type or category, rather than by project on a comprehensive or fully allocated basis. Significant categories of costs include personnel, clinical, third party research and development services and laboratory supplies. In addition, a significant portion of our research and development expenses is not tracked by project as it benefits multiple projects or our technology platform. Consequently, fully loaded research and development cost summaries by project are not available.

        Given the uncertainties related to development, we are currently unable to reliably estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our major research and development projects until a product candidate becomes a profitable commercial product.

        Selling, general and administrative expenses increased to $43.0 million for the 2003 Quarterly Period from $41.8 million for the 2002 Quarterly Period. The increase reflects the net impact of increased selling and marketing expenses related to the launch of VELCADE™ (bortezomib) for Injection and the expansion of the Millennium-SGP sales force for INTEGRILIN® (eptifibatide) Injection offset by decreased consulting and legal expenses.

        In June 2003, we announced a broad, accelerated restructuring plan to focus our resources on development and commercialization. The plan includes consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. As a result, we have recorded restructuring charges of $52.7 million in the 2003 Quarterly Period related to remaining rental obligations on facilities that we have vacated, contract termination, asset impairment and personnel costs. Charges related to facilities include the estimated remaining rental obligation, net of estimated sublease income, for facilities that we no longer occupy. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. We anticipate additional restructuring charges in future periods as we continue to execute our restructuring plan. These charges will include additional facilities and personnel costs.

        Amortization of intangible assets in the 2003 Quarterly Period and 2002 Quarterly Period relates to specifically identified intangible assets from the COR acquisition as well as our acquisitions of LeukoSite in 1999 and Cambridge Discovery Chemistry Ltd., or CDC, in 2000.

        Investment income decreased to $8.5 million in the 2003 Quarterly Period from $22.2 million in the 2002 Quarterly Period. The decrease is primarily attributable to a lower average balance of invested funds in the 2003 Quarterly Period and less favorable market conditions resulting in lower yields.

        Interest expense decreased to $2.7 million in the 2003 Quarterly Period from $10.4 million in the 2002 Quarterly Period, reflecting the April 2003 repurchase of $577.8 million aggregate principal amount of the 5.0% notes and 4.5 % notes.

Nine Months Ended September 30, 2003 and September 30, 2002

        For the nine months ended September 30, 2003 (the “2003 Nine Month Period”), we reported a net loss of $337.3 million, or $1.14 per basic and diluted share, compared to a net loss of $510.5 million, or $1.86 per basic and diluted share for the nine months ended September 30, 2002 (the “2002 Nine Month Period”).

        Revenue increased to $348.3 million for the 2003 Nine Month Period from $256.2 million for the 2002 Nine Month Period. Net product sales of VELCADE™ (bortezomib) for Injection were $30.9 million in the 2003 Nine Month Period. Co-promotion revenue, based on worldwide sales of INTEGRILIN, was $151.9 million for the 2003 Nine Month Period compared to $112.1 million for the same period in 2002. Co-promotion revenue for the 2002 Nine Month Period is based upon worldwide sales of INTEGRILIN from the date of the COR acquisition, or February 12, 2002. Revenue under strategic alliances increased to $165.5 million in the 2003 Nine Month Period from $144.1 million in the 2002 Nine Month Period. The increase is primarily due to the $30.0 million clinical milestone earned under the Ortho Biotech alliance and the $40.0 million of revenue recognized from the Aventis termination payment. This increase is partially offset by the decrease in revenue recognized under our research alliance and technology transfer agreement with Monsanto, which expired in 2002 at the end of its original five-year term.

        Included in 2003 Nine Month Period revenue is $7.5 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2002 Nine Month Period revenue is $30.5 million of revenue that was recognized in prior years relating to the adoption of SAB 101. The remaining amount of revenue to be recognized from the cumulative change is approximately $1.1 million, which will be recognized through December 2003.

        Research and development expenses increased to $377.1 million for the 2003 Nine Month Period from $364.3 million for the 2002 Nine Month Period. The research and development expense categories with the most significant increases were personnel costs, followed by clinical trial costs and facilities expenses.

        Selling, general and administrative expenses decreased to $122.2 million for the 2003 Nine Month Period from $125.1 million for the 2002 Nine Month Period. The decrease was primarily attributable to decreased consulting expenses partially offset by the increase in sales and marketing activities for the launch of VELCADE™ (bortezomib) for Injection.

        We have recorded restructuring charges of $146.2 million in the 2003 Nine Month Period related to asset impairment, facilities, personnel costs and contract terminations. Charges related to facilities include the estimated remaining rental obligation, net of estimated sublease income, for facilities that we no longer occupy. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. We anticipate additional restructuring charges in future periods as we continue to execute our restructuring plan. These charges will include additional facilities and personnel costs.

        We recorded a one-time, non-cash charge to operations in the 2002 Nine Month Period of $242.0 million for acquired in-process research and development in connection with the COR acquisition. The valuation of acquired in-process research and development represents the estimated fair value related to five incomplete research and development projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established.

        Amortization of intangible assets in the 2003 Nine Month Period and 2002 Nine Month Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. The increase in amortization expense is due to a full nine months of amortization in the 2003 Nine Month Period on the COR related intangible assets compared to amortization from the date of the COR acquisition in February 2002 through September 30, 2002 in the 2002 Nine Month Period.

        Investment income decreased to $26.8 million in the 2003 Nine Month Period from $65.3 million in the 2002 Nine Month Period. The decrease is primarily attributable to a lower average balance of invested funds in the 2003 Nine Month Period and less favorable market conditions resulting in lower yields.

        Interest expense decreased to $18.2 million in the 2003 Nine Month Period from $27.6 million in the 2002 Nine Month Period. Decreased interest is due to the April 2003 repurchase of $577.8 million aggregate principal amount of the 5.0% notes and the 4.5% notes.

        We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the 2003 and 2002 Nine Month Periods, we recorded an additional gain of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of CAMPATH® (alemtuzumab) humanized monoclonal antibody for 2003 and 2002 that entitled us to this additional consideration under the terms of our agreement with ILEX.

        During the 2003 Nine Month Period, we recorded a non-cash net charge of $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes assumed in the COR acquisition, offset by $1.9 million relating to the expired put premium on the untendered notes as of April 29, 2003.

        During the 2002 Nine Month Period, we recorded a non-cash charge of $54.0 million relating to the fair value of the put premium placed on the 5.0% notes and 4.5% notes.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic commitments to purchase debt and equity securities from some of our alliance partners in accordance with our Board of Directors’ approved policies and our business needs. These investment commitments are generally in smaller companies. We may lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We have committed to fund development costs incurred by some of our partners.

        As described above under “Overview—Financial Resources,” we expect that our cash requirements for many of these uses will increase as the scale of our operations grows.

        Historically, we have funded our cash requirements primarily through the following:

•	our co-promotion relationship with SGP for the sale of INTEGRILIN® (eptifibatide) Injection;

•	payments from our strategic collaborators including equity investments, license fees, milestone payments and research funding;

•	equity and debt financings in the public markets;

•	property and equipment financings; and

•	net cash acquired in connection with acquisitions.

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

        As of September 30, 2003, we had approximately $919.7 million in cash, cash equivalents and marketable securities. This excludes $21.2 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of September 30, 2003, which serve as collateral for letters of credit securing leased facilities.

        Cash Flows

        We used $208.8 million of cash in operating activities in the 2003 Nine Month Period and $269.1 million in the 2002 Nine Month Period. The principal use of cash in operating activities in both 2003 and 2002 was to fund our net loss.

        We used $461.2 million of cash in investing activities in the 2003 Nine Month Period. Investing activities provided cash of $212.0 million in the 2002 Nine Month Period. The principal uses of funds in the 2003 Nine Month Period and 2002 Nine Month Period were purchases of marketable securities and property and equipment and other long term assets. The principal source of funds in the 2002 Nine Month Period is from the sale of marketable securities and the cash acquired in the COR acquisition.

        In the 2003 Nine Month period, we used $587.2 million of cash in financing activities. The primary use of cash was the repurchase of $577.8 million in principal of convertible notes and the related put premium of $52.1 million. Financing activities provided net cash of $82.5 million in the 2002 Nine Month Period. The principal sources of net cash from financing activities were the sales of common stock to Abbott and Millennium employees in the 2003 and 2002 Nine Month Periods.

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

        As of September 30, 2003, our convertible notes aggregated $105.5 million in principal amount outstanding. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. As of September 30, 2003, these notes consisted of:

•	$83.3 million of our 5.5% notes;

•	$16.3 million of our 5.0% notes; and

•	$5.9 million of our 4.5% notes.

        In February 2001, we entered into a lease agreement relating to a building for laboratory and office space in Cambridge, England. The lease has a term of 20 years and commenced in 2003. We were responsible for a portion of the construction costs, which we estimate to be approximately $21.0 million. Rent is expected to be approximately $2.8 million per year based upon foreign currency exchange rates at September 30, 2003 and is subject to market adjustments at the end of the 5th, 10th and 15th years. In connection with our June 2003 restructuring plan, we no longer occupy this space and have abandoned the related leasehold improvements as part of consolidating our facilities. This decision was deemed to be an impairment indicator under SFAS No. 144 and asset impairment charges were recorded to restructuring to adjust the carrying value of the related long-lived assets to their net realizable values. Any rental expense, net of estimated sub-leasing income, will be recorded as a restructuring charge in the fourth quarter of 2003.

        We also have lease obligations relating to two new buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002 and the rent on the second building began in July 2003. Rent is calculated on an escalating scale ranging from approximately $7.6 million, per building per year, to approximately $9.7 million, per building per year. Each lease is for a term of seventeen years. We were responsible for a portion of the construction costs for both buildings and were deemed to be the owner during the construction period of each building under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” As a result, during the 2003 Nine Month Period, we recorded approximately $6.7 million and during the 2002 Nine Month Period, we recorded approximately $27.6 million of additional non-cash construction costs under these leases.

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

        We have filed a Marketing Authorization Application with the European Agency for the Evaluation of Medicinal Products, or EMEA, for approval to market VELCADE. The EMEA may not grant marketing approval for VELCADE within the time frame that we anticipate or at all. For example, we filed our application for the approval of VELCADE by the EMEA based on phase II clinical trial data. It is possible that the EMEA will not approve VELCADE for marketing prior to our completion of the ongoing phase III clinical trials of VELCADE and the filing of the results of such phase III trials with the EMEA.

        If we are not able to obtain approval to market VELCADE in additional jurisdictions, we will lose the opportunity to sell in those jurisdictions and will not be able to earn potential milestone payments under our agreement with Ortho Biotech.

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

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, is subject to continual review and periodic inspections by the Food and Drug Administration, or FDA, and other regulatory bodies. In particular, the marketing approval that we received from the FDA for VELCADE requires that we satisfactorily complete specified post-approval clinical trials of this product. Later discovery of previously unknown problems with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market or the imposition of civil or criminal penalties.

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

        Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998, and VELCADE, which was approved by the FDA in May 2003 and commercially launched in the United States shortly after that date. Because of the recent introduction of VELCADE, we have very limited experience as to the sales levels of this product. Marketing of INTEGRILIN outside the United States commenced in mid-1999. Demand for GP IIb-IIIa inhibitors, such as INTEGRILIN, has been softening since the beginning of 2003. Our business plan contemplates our receiving marketing authorization to sell VELCADE outside the United States for the treatment of patients with multiple myeloma and both in the United States and abroad for other indications and we will be adversely affected if we do not receive such approvals. We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

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

        The fields of biotechnology and pharmaceuticals are highly competitive. Many of our competitors are substantially larger than we are, and these competitors have substantially greater capital resources, research and development staffs and facilities than we have. Furthermore, many of our competitors are more experienced than we are in drug discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. As a result, our competitors may discover, develop and commercialize pharmaceutical products or services before we do. In addition, our competitors may discover, develop and commercialize products or services that render non-competitive or obsolete the products or services that we or our collaborators have developed or are seeking to develop and commercialize.

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. Our most significant competitors are major pharmaceutical companies and biotechnology companies. The two products that compete directly with INTEGRILIN® (eptifibatide) Injection in the GP IIb-IIIa market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. outside of the United States and by Guilford Pharmaceuticals, Inc. in the United States. Other competitive factors that could negatively affect INTEGRILIN include:

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

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. For example, in 2002, we discontinued the development of MLN977 for the treatment of chronic asthma, because three patients in a phase II clinical study experienced elevations in their liver enzymes that were likely related to the use of the product. This adverse event might substantially diminish the commercial viability of MLN977 as an oral drug for the treatment of chronic asthma.

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

        We have incurred losses of $337.3 million for the nine months ended September 30, 2003 and losses of $590.2 million for the year ended December 31, 2002, $192.0 million for the year ended December 31, 2001 and $355.3 million for the year ended December 31, 2000. We expect to continue to incur substantial operating losses for at least the next several years. Prior to our acquisition of COR Therapeutics, Inc., substantially all of our revenues resulted from payments from collaborators, and not from the sale of products. In 2002, we recognized significant investment income from our investment portfolio. We expect that investment income will be lower in 2003 as a result of lower cash balances and lower returns on investments.

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

        At September 30, 2003, we had approximately $105.5 million of outstanding convertible debt. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $16.8 million over the next three years, assuming our convertible debt remains outstanding until maturity.

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

        On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P. or M&I, which owns the CAMPATH product. In exchange for our equity interest in M&I, ILEX paid us $20.0 million on December 31, 2001 plus additional consideration contingent upon future sales of CAMPATH. We earned $40.0 million of such consideration in the second quarter of 2002. We earned an additional $40.0 million in the second quarter of 2003, $20.0 million of which ILEX paid to us, in the form of cash and stock, in the third quarter of 2003 and the remaining $20.0 million of which we expect ILEX to pay us, in cash, by December 31, 2003. We are entitled to an additional payment of $40.0 million in 2004, a portion of which ILEX may pay to us in the form of their stock, if sales of CAMPATH in the U.S. meet a specified threshold. In addition, we will be entitled to additional payments from ILEX if United States sales of CAMPATH after 2004 exceed specified annual thresholds. If these thresholds are not achieved, we will not receive any future additional payments related to CAMPATH. We have no ability to influence the actions of the entity that owns CAMPATH. Therefore, we have no control over the financial success of CAMPATH or our ability to earn additional revenues from the product.

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

        We market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with SGP and, following any regulatory approvals outside of the United States, will develop and commercialize VELCADE™ (bortezomib) for Injection outside of the United States through an alliance with Ortho Biotech Products, L.P., a wholly owned subsidiary of Johnson & Johnson. We conduct substantial discovery and development activities through strategic alliances. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

our joint development and commercialization agreement with Abbott Laboratories in August 2003, our technology transfer alliance with Aventis Pharmaceuticals, Inc. ended in July 2003 and the research phase of our five-year alliance with Bayer AG ended in October 2003.

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

        With respect to VELCADE™ (bortezomib) for Injection and other proteasome inhibitors in the treatment of myocardial infarctions, we are aware of the existence of a potentially interfering patent application filed by a third party. In addition, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE.

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

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

        We anticipate that by the end of 2003, SGP, one of the manufacturers that performs fill/finish and packaging of INTEGRILIN, will stop performing these services at its Manati facility in Puerto Rico. Currently SGP is executing a production plan at the Manati facility to build up inventory of 75 mg/ 100mL sized vials of INTEGRILIN for certain international markets. Based on SGP’s forecasts, this inventory buildup will provide supply for those markets through at least the end of 2004.

        SGP’s Heist facility in Belgium is currently approved to perform fill/finish services for 20mg/10mL sized vials of INTEGRILIN for sales in the European Union. We have identified alternative fill/finish and packaging suppliers to serve as future sources of supply for the United States and international markets. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our requirements for INTEGRILIN supply in the United States for the foreseeable future, the closure of the Manati facility could adversely affect the supply of INTEGRILIN and, thereby, harm our results of operations.

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

        Our manufacturing plans and commercialization strategy for INTEGRILIN include the addition of extra capacity for the manufacture of INTEGRILIN as described above. We are currently engaged in finalizing multiple third-party manufacturing arrangements on commercially reasonable terms. We may not be able to do so, and, even if such arrangements are established, they may not continue to be available to us on commercially reasonable terms. If we are unable to obtain contract manufacturing on commercially acceptable terms, we may not be able to produce INTEGRILIN in sufficient quantities to meet future market demand.

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

        In particular, third-party payors could lower the amount that they will reimburse hospitals to treat the conditions for which the FDA has approved INTEGRILIN® (eptifibatide) Injection or VELCADE™ (bortezomib) for Injection. If they do, pricing levels or sales volumes of INTEGRILIN or VELCADE may decrease. In addition, if we fail to comply with the rules applicable to the Medicaid and Medicare programs, we could be subject to the imposition of civil or criminal penalties or exclusion from these programs.

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

        The trading price of our common stock has been volatile, and may be volatile in the future. Between January 1, 2003 and September 30, 2003, our common stock traded as high as $18.36 per share and as low as $6.24 per share. Factors such as announcements of our or our competitors’ operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $13.9 million decrease in the fair value of our investments as of September 30, 2003. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of September 30, 2003, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

        As of September 30, 2003 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)	Reports on Forms 8-K

         The following Current Reports on Form 8-K were filed or furnished by us during the three months ended September 30, 2003.

1.	A Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 1, 2003, to report, pursuant to Item 5, that on June 30, 2003, we issued a press release to announce that we entered into a Commercialization and Development Agreement with Ortho Biotech Products, L.P. for VELCADE™ (bortezomib) for Injection.

2.	A Current Report on Form 8-K was furnished to the Securities and Exchange Commission on July 22, 2003, to furnish, pursuant to Item 12, a press release we issued on July 22, 2003 to report our financial results for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: November 12, 2003	By	/s/ KENNETH M. BATE

Kenneth M. Bate
Executive Vice President,
Head of Commercial Operations and
Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Amended and Restated Agreement by and between Bayer Healthcare AG and the Company dated October 10, 2003.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350

† Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.