Form 10-K
period 2003-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2004-03-10
CIK 1002637

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

40 Landsdowne Street, Cambridge, Massachusetts 02139
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

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2003 was $4,612,936,511 based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on that date.

        Number of shares outstanding of the registrant's Common Stock as of March 5, 2004: 303,942,934.

Documents incorporated by reference:

        Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

i

ii

PART I

Item 1. BUSINESS

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing breakthrough products in the disease areas of cancer, cardiovascular disease and inflammatory disease. We currently have a cancer product and a cardiovascular disease product on the market. We also have other potential products in various stages of preclinical and clinical development in all three of our therapeutic disease areas of focus.

        Our cancer product, VELCADE® (bortezomib) for Injection, was approved for marketing in the United States in May 2003 as a treatment for patients with multiple myeloma, a type of blood cancer, who have received at least two prior therapies and demonstrated disease progression on their most recent therapy. We started to market VELCADE in the United States shortly after receiving marketing approval and we sell VELCADE directly through our cancer sales force. In June 2003, we entered into a commercialization and development agreement for VELCADE with Ortho Biotech Products, L.P., or Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson. If VELCADE receives regulatory approval in areas outside of the United States, Ortho Biotech and its affiliates will sell VELCADE in those areas and pay us distribution fees. In 2003, sales of VELCADE were approximately $59.6 million, which represented approximately 14% of our total revenue for 2003.

        Our market-leading cardiovascular product, INTEGRILIN® (eptifibatide) Injection, has been marketed in the United States since 1998 and outside of the United States since 1999. In the United States, we co-promote INTEGRILIN with Schering-Plough Corporation and Schering-Plough Ltd., together referred to as SGP, and share profits and losses. Outside of the United States, SGP sells INTEGRILIN pursuant to a royalty-bearing license. In 2003, worldwide sales of INTEGRILIN were approximately $305.8 million. Approximately 93% of those sales were made in the United States. Our co-promotion revenue from INTEGRILIN in the United States was approximately $184.3 million, which represented approximately 43% of our total revenue for 2003.

        Our strategy is to develop multiple products in three broad disease areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. We plan to develop and commercialize many of our products on our own, but will seek development and commercial collaborators when we believe that this will maximize product value. For example, we plan to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or for markets outside of the United States.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 40 Landsdowne Street, Cambridge, Massachusetts 02139.

Our Strategy

        We remain committed to building our business as a leading biopharmaceutical company. We focus on developing and commercializing important new medicines in three therapeutic areas. A key element of the strategy in our disease areas is to build a portfolio of innovative, new treatments based on our understanding of particular molecular pathways that affect the instigation and progression of specific diseases. These molecular pathways include the related effects of proteins on cellular performance, replication and death.

        In the near term, we expect to focus our commercial activities in the cancer and cardiovascular therapeutic areas. In cancer, in May 2003, we successfully obtained marketing approval of VELCADE from the United States Food and Drug Administration, or FDA, and launched the product in the United States shortly after the approval date with our new cancer sales force. In the cardiovascular area, our acquisition of COR Therapeutics, Inc., or COR, in 2002 brought us INTEGRILIN® (eptifibatide) Injection and a hospital-based cardiovascular sales and marketing organization.

        We believe we will make substantial progress in bringing new products to market from our current pipeline of compounds in clinical development. We are seeking to gain approval to market VELCADE outside of the United States. We also are working to obtain approval to market VELCADE in the United States and elsewhere for earlier use in multiple myeloma and for the treatment of additional cancer types. We believe that these additional uses of VELCADE would lead to a significant expansion of our cancer business. In inflammatory disease, we hope to advance novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

        In the long term, we expect to bring new products to market derived from our pipeline of discovery and development-stage programs on a regular basis. If we are successful, we would use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations.

Our Products

VELCADE® (bortezomib) for Injection

        VELCADE, the first of a new class of medicines called proteasome inhibitors, is the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval from the FDA on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy.

        In February 2003, our Marketing Authorization Application to market VELCADE in the European Union for the treatment of patients with multiple myeloma who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy was accepted for review by the European Agency for the Evaluation of Medicinal Products, or EMEA. In January 2004, the EMEA's Committee on Proprietary Medicinal Products, or CPMP, issued a positive opinion to recommend approval under exceptional circumstances for VELCADE. The CPMP's opinion was forwarded to the European Commission, and we anticipate that the European Commission will ratify the opinion and issue a Marketing Authorization in the second quarter of 2004. Under a Marketing Authorization, the EMEA would issue us a single license to market VELCADE in the 15 member states of the European Union, the ten other participating accession member countries, plus Norway and Iceland. Under our agreement with Ortho Biotech, after issuance, we would transfer the license to an affiliate of Ortho Biotech and Ortho Biotech's affiliates will market VELCADE in these countries.

        Multiple myeloma is a cancer of the bone marrow in which some types of white blood cells are overproduced. As a result, there is decreased production of normal red and normal white blood cells, thereby damaging the body's immune system. The overproduced white blood cells also cause the growth of tumors that spread to multiple sites, causing bone destruction and resulting in pain and bone fractures. Approximately 15,000 new cases of multiple myeloma were diagnosed in the United States in 2003 and approximately 11,000 people in the United States died of this disease in 2003. Multiple myeloma is one of the top ten causes of cancer death among African-Americans. We estimate that in the United Kingdom, France, Germany, Italy, Spain and Sweden a total of approximately 14,000 new cases of multiple myeloma were diagnosed in 2003.

        VELCADE is the first in a new class of drugs called proteasome inhibitors. These drugs act in a different way from other anti-cancer therapies. Proteasomes are enzyme complexes in all cells that break down intracellular proteins in a regulated manner in both healthy and cancerous cells. Intracellular proteins form pathways by which cancer cells multiply, spread, interact with other cells and avoid programmed cell death. Inhibition of the proteasome by VELCADE prevents the regulated breakdown of these intracellular proteins, thereby interfering with many of these varied functions. This disruption of essential pathways in cancer cells can lead to cell death and inhibit tumor growth.

        The most commonly reported side effects of VELCADE are asthenic conditions (including fatigue, malaise and weakness), nausea, diarrhea, decreased appetite (including anorexia), constipation, thrombocytopenia, peripheral neuropathy, pyrexia, vomiting, and anemia, neutropenia and orthostatic hypotension.

VELCADE® (bortezomib) for Injection Clinical Development

        We believe that VELCADE may have broad applications in the treatment of cancer. In order to widely investigate VELCADE to its fullest potential, during 2003, patients were enrolled in approximately 50 on-going clinical trials studying the use of VELCADE alone and in combination with other therapies in a variety of cancers in both the United States and Europe.

        Our largest clinical trial of VELCADE in multiple myeloma was the confirmatory phase III APEX trial. The APEX trial includes relapsed or refractory patients who had received from one to three prior therapies. This is a broader patient population than the SUMMIT trial, the results of which were included in our New Drug Application, or NDA, for VELCADE filed with the FDA and formed the basis for the FDA's approval. In December 2003, we permitted the control arm of the APEX trial to have the opportunity to switch to VELCADE on the recommendation of an independent committee after reviewing data that indicated a statistically significant improvement in time to disease progression in patients receiving VELCADE compared to patients receiving high-dose dexamathasone, a current standard of care.

        In addition to clinical trials investigating VELCADE in combinations with other therapies and in patients with various stages of multiple myeloma, clinical trials covering other hematologic cancers, such as non-Hodgkin's lymphoma, as well as various solid tumors, including non-small cell lung, breast, prostate and ovarian cancers are also being conducted. In December 2003, we stopped further patient enrollment to a phase II trial examining VELCADE in colorectal cancer because interim findings produced results that did not meet the pre-specified efficacy criteria for continuation of study accrual.

Our Ortho Biotech Collaboration

        On June 30, 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization and continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to and profits from VELCADE in the United States. Subject to obtaining regulatory approvals of VELCADE outside of the United States, Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. We are entitled to distribution fees from Ortho Biotech and its affiliates on sales of VELCADE outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in certain European countries.

        Under this agreement, we are engaged with Ortho Biotech in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the clinical and commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological cancers, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech is responsible for 40% of the joint development costs through 2005 and for 45% of those costs after 2005. In addition, we may receive payments from Ortho Biotech for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

        Under this agreement, decisions regarding the ongoing development and marketing of VELCADE are generally subject to the oversight of a joint steering committee with equal membership from Ortho Biotech and us. However, in the event of a dispute, specified development, United States commercialization and other decisions are allocated specifically to us, and commercialization decisions outside of the United States and some other decisions are allocated specifically to Ortho Biotech. Unless our agreement with Ortho Biotech is terminated early due to a material uncured breach by one of the parties or by Ortho Biotech unilaterally subject to notice obligations, the agreement continues on a country by country basis outside of the United States until no earlier than the expiration of the last to expire patent covering the manufacture, use or sale of the product in the country. For the year ended December 31, 2003, revenues from this alliance including license fees, reimbursement of development expenses and milestone payments accounted for approximately 11% of our total revenues.

INTEGRILIN® (eptifibatide) Injection

General

        In collaboration with SGP, INTEGRILIN is marketed in the United States, in all 15 member states of the European Union and in other countries, including Argentina, Australia, Brazil, Canada, India, Japan, Mexico, Singapore, South Africa, Switzerland and Thailand.

        INTEGRILIN is a small synthetic peptide that works by preventing the aggregation of platelets by blocking the platelet receptor GP IIb-IIIa. The effects of INTEGRILIN are specific to platelets, avoiding interference with other normal cardiovascular processes. In addition, these effects can be reversed following INTEGRILIN discontinuation when no longer needed. We believe that more than one million people in the United States are candidates for INTEGRILIN therapy each year. Bleeding is the most common complication encountered during administration of INTEGRILIN therapy. The majority of excess major bleeding events associated with INTEGRILIN are localized at the site of catheter insertion.

        INTEGRILIN is approved for marketing in the United States for the treatment of patients with acute coronary syndromes, which include unstable angina and non-ST segment elevation myocardial infarction and for use at the time of a percutaneous coronary intervention. This is a broader set of indications than the other two GP IIb-IIIa inhibitors approved for marketing in the United States. We believe that growth of INTEGRILIN sales for its current indications will depend on increasing early usage in patients with acute coronary syndromes and the number of hospitals using INTEGRILIN.

        We have a specialized United States cardiovascular sales force that focuses on expanding hospital use of INTEGRILIN. We market INTEGRILIN in the United States to clinical cardiologists, interventional cardiologists and emergency medicine physicians. We also focus on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom can affect purchasing decisions. SGP is responsible for the sale of the final product to wholesalers.

INTEGRILIN Clinical Development

        We are pursuing opportunities to expand the market potential for INTEGRILIN by increasing the use of the product in its currently approved indications. For instance, we believe that it may be possible to increase usage before patients enter cardiac surgery. We expect to initiate an EARLY ACS trial in 2004 to demonstrate the benefits of earlier usage of INTEGRILIN. Additionally, through the CRUSADE quality improvement initiative conducted by Duke Clinical Research Institute, we are seeking to increase awareness of the 2002 American College of Cardiology and the American Heart Association guidelines for the management of non-ST-Segment Elevation Acute Coronary Syndromes providing for early use of GP IIb-IIIa inhibitors in certain high risk patients.

        We are also continuing to invest in clinical trials like PROTECT, which is investigating the potential additional benefit of a GP IIb-IIIa inhibitor over anti-thrombin treatment. We and SGP are funding the EVENT patient registry, which is investigating the incremental benefit of using INTEGRILIN with drug eluting stents. In addition, we are funding investigator-initiated clinical studies to look at INTEGRILIN without anti-thrombin treatment in the REMOVE study for low-risk PCI patients, and to study the benefit of INTEGRILIN® (eptifibatide) Injection in patients with ST segment elevation myocardial infarction in the TITAN study. Finally, we are currently funding other investigator-initiated clinical trials to evaluate INTEGRILIN in other possible indications.

Our SGP Collaboration

        In April 1995, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Under this agreement, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from SGP and us. However, some development decisions are allocated specifically to us. In addition, in those markets where SGP has exclusive marketing rights, currently everywhere except the United States, SGP has decision-making authority with respect to marketing issues.

        Under our collaboration agreement with SGP, we generally share any profits or losses from the United States with SGP based on the amount of promotional efforts that each party contributes. Since the United States launch of INTEGRILIN in June 1998, we have agreed to share promotional efforts in the United States equally with SGP, except for costs associated with marketing programs specific to us. We have granted SGP an exclusive license to market INTEGRILIN outside the United States, and SGP pays royalties to us based on sales outside of the United States. We have the right, in the future, to co-promote INTEGRILIN in Europe and Canada. If we exercise this right, we would share any profits or losses from this additional co-promotion territory with SGP.

        Our agreement with SGP continues on a country by country basis until the later of fifteen years from first commercial sale of an INTEGRILIN product in that country, or expiration of the last to expire patent covering the manufacture, use or sale of that product in that country.

Our Clinical Pipeline

        In 2003, we met our goal of commencing human clinical trials for three new compounds: MLN944, MLN3897 and MLN2222. In addition to VELCADE® (bortezomib) for Injection and INTEGRILIN, we now have ten drug candidates in clinical development. We plan to advance the clinical development of these drug candidates based on our assessment of their market potential, the results of clinical trials and our available resources.

Our Cancer Pipeline

        In addition to our ongoing clinical trials of VELCADE in patients with multiple myeloma and other cancers discussed above, we have completed or have ongoing, directly or through collaborators or third party investigators, the following clinical trials for our cancer product candidates:

  •
  Phase I/II trials of MLN2704, a targeting monoclonal antibody vehicle that recognizes the prostate specific membrane antigen, or PSMA and is coupled to a chemotherapeutic agent, in patients with prostate cancer;

  •
  A phase I trial of MLN944, a novel DNA-targeting agent, in patients with solid tumors;

  •
  A phase I trial of MLN518, a small molecule that selectively inhibits Flt-3, in patients with acute myeloid leukemia;

  •
  A phase I trial of MLN591RL, a de-immunized radio-labeled murine monoclonal antibody that specifically recognizes PSMA, in patients with prostate cancer; and

  •
  Phase I trials of MLN576, an oral small molecule with novel DNA-targeting activity, in patients with solid tumors.

Our Cancer Product Alliances

        In December 2001, we entered into a license agreement with Xenova Group, plc, or Xenova, for the development and exclusive North American commercialization rights to Xenova's DNA-targeting program, including MLN576 and MLN944, for the treatment of solid cancerous tumors. Under this agreement, Xenova, in collaboration with and funded by us, agreed to continue its efforts to move compounds to pivotal clinical trial stages. Under the agreement, we made an initial payment to Xenova of $11.5 million and are required to pay Xenova milestone payments and royalties based on product sales. In February 2004, we and Xenova amended this agreement to provide us the right to conduct clinical trials in North America prior to pivotal clinical trial stages.

        In April 2001, we entered into an agreement with BZL Biologics, L.L.C., or BZL, for the joint development and commercialization of antibody-based therapeutics targeting PSMA, including both chemotherapeutic agent conjugated and radio-labeled products. These products include MLN2704 and MLN591RL. Under this agreement, we currently have exclusive development and worldwide marketing rights to these products. We are required to pay development costs of the products and milestone and royalty payments to BZL based on product sales.

Our Cancer Discovery Alliance

        We formed a comprehensive, multi-disease alliance with Bayer in October 1998 relating to the identification of targets for small molecule therapies and Bayer's development and commercialization of small molecule therapies. On October 31, 2003, the research phase of this strategic alliance ended. On October 10, 2003, we and Bayer amended the agreement to provide both parties access to certain targets identified in the collaboration for a period of seven years.

        We expect Bayer will continue to develop small molecule drugs based on drug targets identified during the research portion of the alliance. The alliance covers several disease areas, including cardiovascular disease, cancer, pain, blood diseases, viral infections and urology. If Bayer develops and commercializes drugs that modulate targets discovered in the alliance, Bayer will be obligated to make success and royalty payments to us based on product sales.

        For the year ended December 31, 2003, revenues from this alliance accounted for approximately 14% of our total revenues.

Our Cardiovascular Pipeline

        In addition to the ongoing trials of INTEGRILIN® (eptifibatide) Injection discussed above, we have completed or have ongoing, directly or through collaborators or third party investigators, the following clinical trials for our cardiovascular product candidates:

  •
  Phase I trials of MLN2222, a recombinant protein that is designed to block both the C3 and C5 convertases in patients undergoing certain cardiac surgeries; and

  •
  A phase I trial of MLN519, a small molecule proteasome inhibitor, in patients suffering stroke.

Our Cardiovascular Product Alliance

        In November 2001, we entered into a collaboration agreement with XOMA Ltd., or XOMA, providing for the development by XOMA of two biotherapeutic agents of ours, MLN2222 and MLN2201, in the cardiovascular disease area. The agreement provides for payment of associated costs by XOMA through completion of phase II trials of these agents, commercialization of the products by us after successful phase II trials and the choice by XOMA to further participate in the development program and share in profits or if XOMA does not so elect, to receive future milestone and royalty payments from us.

        Under this agreement, XOMA made an initial payment to us and may be required to make additional milestone payments. In addition, we originally agreed to purchase up to $50.0 million of XOMA common shares. As the preliminary results of a phase I trial of MLN2201 failed to meet pre-defined criteria, the MLN2201 development program was terminated in October 2003. As a result of this termination, our remaining obligation under the terms of the investment agreement was reduced by 40%. As of February 29, 2004, as part of this obligation, we had purchased $16.9 million in XOMA common shares, and XOMA may require us to purchase up to an additional $19.7 million of XOMA common shares including the conversion of a $5.0 million convertible promissory note.

Our Inflammatory Disease Pipeline

        We have completed or have ongoing, directly or through collaborators or third party investigators, the following clinical trials for our inflammatory disease product candidates:

  •
  A phase II trial of MLN1202, a humanized monoclonal antibody directed against a chemokine receptor known as CCR2, a protein that may have implications across chronic inflammatory diseases such as rheumatoid arthritis and multiple sclerosis;

  •
  A phase I trial of MLN3897, a small molecule directed against a chemokine receptor known as CCR1, a protein that may have implications across chronic inflammatory diseases, including rheumatoid arthritis; and

  •
  A phase II trial of MLN02, a humanized monoclonal antibody directed against the (Greek alpha)4ß7 receptor, in patients with Crohn's disease, and a phase II trial of MLN02 in patients with ulcerative colitis, both of which are types of inflammatory bowel disease.

Our Inflammatory Disease Product Alliance

        In December 1997, we entered into a collaboration with Genentech to develop, seek regulatory approval for and commercialize MLN02 for the treatment of inflammatory bowel disease. Under the terms of the agreement, we have licensed to Genentech exclusive worldwide rights to market MLN02. We are responsible for developing MLN02 through successful phase II clinical trials, after which Genentech is responsible for completing the development of the product. We have the option to share in the phase III development costs in return for a share of profits on sales of MLN02 in the United States while continuing to receive royalties on sales made outside of the United States. We also are entitled to payments upon achievement of development milestones by Genentech.

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

        In North America, we have agreed to share the responsibility for and cost of developing, manufacturing and marketing products arising from the alliance. Outside of North America, Aventis is responsible for and will bear the cost of developing, manufacturing and marketing products arising from the alliance. Aventis is required to pay us a royalty on product sales outside of North America. Under this agreement, Aventis acquired 4.5 million shares of our common stock over a two year period for $250.0 million.

        To date, we and Aventis have identified a significant number of novel drug targets relevant in inflammatory diseases. During the remaining portion of the research phase of the alliance, we and

Aventis will focus our joint resources on the identification and evaluation of compounds for preclinical and clinical development. As of the end of 2003, the alliance had identified several early development candidates, one of which, MLN3897 is now being tested in a phase I clinical trial.

        In April 2003, Aventis exercised its option to terminate the Technology Transfer Agreement between us and Aventis effective on the third anniversary of the Agreement, July 21, 2003. Under the terms of the agreement, upon providing this notice to us, Aventis paid us $40.0 million in consideration of future use of technology transferred by us to Aventis. For the year ended December 31, 2003, revenues from this agreement accounted for approximately 15% of our total revenues.

Drug Discovery and Development

        A key element of our overall strategy is to build a sustainable pipeline of innovative new treatments in several disease areas. In these disease areas, we hope to generate a sufficiently large and diverse portfolio of discovery and development programs at various stages of maturity that we can move new drugs through clinical development and onto the market on a regular basis.

        To achieve this goal, we have focused on developing a comprehensive understanding of the mechanisms and pathways that underlie important diseases and on building an organization capable of converting this understanding into innovative treatments for patients. We deploy a full range of genomics capabilities to decipher the workings of the human genome and identify genes the regulation of which may play an important role in disease. From among these genes, we select those whose properties appear most suitable as targets for new drugs. Then we find and optimize small molecule compounds or antibodies that interact with targets in an appropriate manner. We test these drug candidates extensively in animal models to assess their likely suitability as therapeutic products. We then move into clinical testing in humans, to establish the safety and efficacy of these experimental products and to understand therapeutically important differences among people. At any stage of this entire process we may need to go back to repeat several steps with slight variations, in an effort to ensure that we bring the most suitable new drug candidate through clinical testing. If we believe we have established safety and efficacy for a new drug candidate, we submit applications for marketing approval to the appropriate regulatory authorities.

        During this process, we are informed by the expertise of our scientists and clinicians in disease biology, chemistry and preclinical and clinical development, and our efforts are enabled by the comprehensive range of capabilities we have assembled into our technology platform. To augment our internal discovery and development capabilities, we may also license or acquire rights to drugs or drug candidates that have been developed outside of our company and which address pathways we have identified as important for their particular diseases.

        As we shift our focus to clinical development and product commercialization, and as we conclude our discovery-based alliances, we expect to devote fewer personnel and resources to research and discovery activities. As a result of this shift, we recorded a restructuring charge in 2003 of approximately $191.0 million and expect to record additional restructuring charges during 2004 and 2005 in the aggregate of approximately $60.0 million. As part of this restructuring, in August 2003 we terminated our strategic alliance in the metabolic disease area with Abbott Laboratories.

Research and Development

        Company-sponsored research and development expenses totaled $316.8 million in 2003, $337.5 million in 2002 and $99.7 million in 2001. Our strategic collaborator-sponsored research and development expenditures totaled $171.7 million in 2003, $173.7 million in 2002 and $300.9 million in 2001. In calculating strategic-collaborator sponsored research and development expenditures, we have included expenditures in programs for which we receive current funding as well as programs for which we may receive future compensation as milestone payments, royalties or otherwise even though we provide the current funding.

Patents and Proprietary Rights; Licenses

Patents

        We generally seek United States and foreign patent protection for the genes, proteins, antibodies and small-molecule drug leads that we discover as well as possible therapeutic, diagnostic and pharmacogenomic products and processes, drug screening methodologies and other inventions based on such genes, proteins, antibodies and small molecules. We also seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used to discover and characterize genes, proteins, antibodies and small-molecules and which may be used to develop and manufacture novel therapeutic, diagnostic and pharmacogenomic products and processes.

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for VELCADE® (bortezomib) for Injection. The issued patents related to VELCADE expire in 2014.

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for INTEGRILIN® (eptifibatide) Injection. The issued United States and foreign patents that cover INTEGRILIN expire in 2014 and 2015.

        We also own issued and pending United States and foreign patent applications related to MLN02 and MLN1202. The issued United States patents for MLN02 expire in 2015 and 2016 and the issued United States patents for MLN1202 expire in 2018.

Licenses

        We have obtained licenses from various parties for rights to use proprietary technologies and compounds. These licenses generally are for a fixed duration, typically the life of the licensed patents, and require us to use reasonable or diligent efforts to develop and commercialize and to pay ongoing royalties on product sales. We are the exclusive licensee of issued United States and foreign patents and/or pending United States and foreign applications relating to our products on the market and in clinical development as follows:

  •
  VELCADE.  We are parties to an exclusive worldwide Patent License Agreement with the Public Health Service, or PHS, dated December 12, 2002. This agreement provides us with the right to use the patents belonging to PHS relating to the formulation of VELCADE. Under this agreement we have obligations to pay PHS up-front royalty payments, royalty milestones, royalties on net sales of VELCADE and sublicensing royalties. The license extends through the expiration of any licensed patents that may result from PHS' pending applications unless terminated earlier by PHS to meet requirements for public use specified by law or for a default by us or a failure to meet our obligations under the agreement, in either case, following a cure period.

  •
  MLN591RL and MLN2704.  The issued United States patents that cover MLN591RL and MLN2704 expire in 2017 and 2022.

  •
  MLN518.  The issued patents relating to MLN518 expire in 2018. The MLN518 license extends through the expiration of the issued patents or any licensed patents that may result from pending applications.

  •
  MLN576.  The MLN576 license extends through the expiration in 2018 of any licensed patents that may result from pending applications.

  •
  MLN519.  The MLN519 license extends through the expiration of the licensed patents in 2014.

Trademarks

        We currently own a number of trademarks and servicemarks including: Millennium®, the Millennium "M" logo and design (registered), Millennium Pharmaceuticals™, "Transcending the Limits of Medicine"™, VELCADE®, INTEGRILIN® and "Breakthrough Science. Breakthrough Medicine." All are covered by registrations or pending applications for registration in the United States Patent and Trademark Office and many other countries.

Government Regulation

Regulatory Compliance

        Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, any delay in obtaining or any failure to maintain, regulatory approvals could materially adversely affect our business.

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

        The results of the preclinical and clinical testing of a pharmaceutical product are then submitted to the FDA for approval to commence commercial sales. For a chemical pharmaceutical product, the submission is in the form of an NDA and for a biological pharmaceutical product the submission is in the form of a biologic license application, or BLA. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure you that any approval required by the FDA will be obtained on a timely basis, if at all.

        Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, or GCP, Good Laboratory Practices, or GLP, for specific non-clinical toxicology studies, current Good Manufacturing Practices, or GMP and computer information system validation standards. Before approval of a BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. We will also face similar inspections coordinated by the EMEA by inspectors from particular European Union member states that conduct inspections on behalf of the Europe Union.

        In European Union countries, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the United States and can be at least as rigorous, costly and uncertain. Additionally, depending on the type of drug for which an applicant is requesting approval, there are currently two potential tracks for marketing approval in European Union countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision making authority in product approval.

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

        As a result of gaining approval of and launching VELCADE® (bortezomib) for Injection, the first product we have sold directly, we became a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Health Care Financing Administration.

        We make VELCADE available to authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the AMP to non-federal customers, the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws.

        Under the laws of the United States, the countries of the European Union and other nations, we and the institutions where we sponsor research are subject to certain obligations to ensure the protection of personal information of human subjects participating in our clinical trials. We have instituted procedures that we believe will enable us to comply with these requirements and the contractual requirements of our data sources. The laws and regulations in this area are evolving and further regulation, if adopted, could affect the timing and the cost of future clinical development activities.

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

        We are subject to the United States Foreign Corrupt Practices Act which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

Pricing Controls

        The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In Canada this practice has led to lower priced products than in the United States. As a result, importation of products from Canada into the United States may result in reduced potential product revenues. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. For example, the passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products. While we cannot predict whether any such future legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

        In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Third Party Reimbursement

        In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Manufacturing

General

        We have limited manufacturing capabilities and produce only a small amount of product for research and development and preclinical testing. We rely on third parties to manufacture all of our commercial supply and most of our compounds for research, development, preclinical and clinical trials.

        We have established a quality assurance/control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current GMP, except for products and product candidates for toxicology studies and animal studies, which we require to be manufactured in accordance with current GLP. The facilities of our contract manufacturers of marketed products must pass regular post-approval FDA inspections. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of any of our potential products. If the facilities fail inspections and we were unable to obtain the necessary approvals, manufacturing and distribution may be disrupted, recalls of distributed products may be necessary and other sanctions could be applied.

        The manufacture of our products and product candidates is based in part on technology that we believe to be proprietary to our contract manufacturers. Our manufacturers may not abide by the limitations or confidentiality restrictions in licenses or other agreements with us. In addition, any of our manufacturers may develop process technology related to the manufacture of our compounds that such suppliers own either independently or jointly with us. This would increase our reliance on such manufacturers or require us to obtain a license from such manufacturers in order to have our products manufactured.

VELCADE® (bortezomib) for Injection

        We currently rely on third-party contract manufacturers to complete the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. We are currently seeking to establish long-term supply relationships for the production of commercial supplies of VELCADE. We work with one manufacturer to complete fill/finish for VELCADE. We believe we currently have a sufficient quantity of commercial grade VELCADE drug substance to meet the anticipated commercial demand for the product for the next year and to fulfill the needs for our ongoing clinical trials. Subject to receiving approval to market VELCADE in the European Union, an affiliate of Ortho Biotech will perform packaging for European sales of VELCADE.

INTEGRILIN® (eptifibatide) Injection

        We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. Although we believe our contracted supply of INTEGRILIN is sufficient to meet current market demand, our manufacturing plans call for the addition of extra manufacturing capacity.

        We have two manufacturers that provide us with eptifibatide, the raw material necessary to make INTEGRILIN. In January 2003, we entered into a new supply agreement with one of those manufacturers, Solvay, Societe Anonyme, or Solvay. This agreement is initially for a four year term with one year renewal periods thereafter. Solvay owns the process technology used by it and the other manufacturer for the production of bulk product. We also have one manufacturer that performs fill/finish services. INTEGRILIN® (eptifibatide) Injection that we use for ongoing clinical trials is manufactured by the same suppliers as those that produce commercial supply.

Sales and Marketing

        We have built our cancer expertise in our commercial operations by recruiting a cancer specific sales force geographically dispersed across the United States. This sales force markets VELCADE® (bortezomib) for Injection to physicians, hospitals and other health care providers. Subject to approval in areas outside the United States, Ortho Biotech or its affiliates will market VELCADE and pay us distribution fees on product sales. See "Our Ortho Biotech Collaboration."

        We currently have a specialized cardiovascular sales force geographically dispersed across the United States. This sales force markets, together with SGP's sales force, INTEGRILIN to clinical cardiologists, interventional cardiologists and emergency medicine physicians. One of the primary goals of this sales force is to expand hospital emergency room early use of INTEGRILIN for when a patient first presents with acute coronary syndrome. SGP sells INTEGRILIN to drug wholesalers. These wholesalers subsequently sell INTEGRILIN to the hospitals where health care providers administer the drug to patients. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with demand for the product at hospitals. SGP markets and sells INTEGRILIN outside the United States. See "Our SGP Collaboration."

        We have not developed commercialization plans for our product candidates beyond VELCADE and INTEGRILIN. The manner in which we commercialize these product candidates will depend in large part on their market potential and our financial resources. We may establish co-promotion, corporate collaboration, licensing or other arrangements for the marketing and sale of some products in some or all geographic markets.

        We expect that sales from INTEGRILIN will generally be lower in the summer months because fewer medical procedures are typically performed during these months. These fluctuations in sales of INTEGRILIN may have a material adverse effect on our results of operations for particular reporting periods. It is possible that sales of VELCADE will be similarly affected by fluctuations in buying patterns. Additionally, wholesaler management decisions to increase or decrease their inventory of VELCADE may result in sales of VELCADE to wholesalers that do not track directly with demand for the product at hospitals and other health care providers.

        Sales of VELCADE, INTEGRILIN, and product candidates that may be approved in the future will depend heavily upon the availability of reimbursement from third party payors, such as government and private insurance plans. We meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of our products. We believe this approach may assist in obtaining reimbursement authorization for our products from these third party payors. See "Government Regulation—Third Party Reimbursement."

Competition

General

        We face competition, and believe significant long-term competition can be expected, from pharmaceutical companies as well as biotechnology companies. This competition may become more intense as we develop additional products and commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater discovery, research, development, clinical, regulatory and marketing resources and experience than we have. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

        The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. However, we believe our competitive position is enhanced by our commitment to research leading to the discovery and development of new products. Other factors that may help us meet competition include the quality and breadth of our technology platform, the skill of our employees and our ability to recruit and retain skilled employees, our aggressive program of seeking patent protection for our discoveries and advances and our capabilities for early stage research and drug discovery. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have and greater capabilities and experience than we do in discovery, research, preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

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

VELCADE® (bortezomib) for Injection

        Although the mechanism of action utilized by VELCADE is unique, we expect traditional chemotherapy treatments and other therapies in development to compete with VELCADE. In particular, Thalomid® (thalidomide) is marketed by Celgene Corporation as a treatment for patients with leprosy, but has an increasing off-label use in multiple myeloma based on data published in peer-reviewed publications. Celgene Corporation recently filed an sNDA for thalidomide for the treatment of multiple myeloma that was accepted by the FDA for review. There are also other potentially competitive therapies that are in late-stage clinical development for multiple myeloma. We believe that VELCADE generally competes with other therapies on the basis of safety, efficacy, convenience and price.

INTEGRILIN® (eptifibatide) Injection

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and we expect the already intense competition in this field to increase. INTEGRILIN generally competes with other therapies on the basis of safety, efficacy, convenience and price. Two GP IIb-IIIa inhibitors which compete with INTEGRILIN have received regulatory approval in the United States and Europe:

  •
  ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co.; and

  •
  Aggrastat® (tirofiban), which is produced and sold by Merck & Co., Inc. outside of the United States and by Guilford Pharmaceuticals, Inc. in the United States.

        Other competitive factors that could negatively impact the future growth and development of the GP IIb-IIIa inhibitors market segment include:

  •
  Expanded use of heparin replacement therapies, such as Angiomax® (bivalirudin) produced and sold by The Medicines Company, in patients undergoing percutaneous coronary intervention;

  •
  Changing treatment practices for percutaneous coronary intervention and acute coronary syndrome based on new technologies, including the use of drug-coated stents; and

  •
  Increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN® (eptifibatide) Injection.

Employees

        As of March 3, 2004, we had approximately 1,530 full-time employees. We believe that relations with our employees are good.

Available Information

        Our Internet website is http://www.millennium.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report and, since November 15, 2002, we have made these reports available on our website at the same time that they become available on the Securities and Exchange Commission's website.

        Our code of conduct, the Core Values Handbook, our Board Policies, and the charters of the Audit Committee, Compensation and Talent Committee and the Nominating and Board Governance Committee are all available on our corporate governance section of our website at http://www.millennium.com/investors. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts 02139.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, potential acquisitions, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend," "will" and similar expressions to help identify forward-looking statements.

        We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Regulatory Risks

Our business may be harmed if we do not fulfill certain post-approval requirements of the FDA relating to VELCADE® (bortezomib) for Injection or obtain approval to market VELCADE for additional therapeutic uses.

        The FDA granted accelerated approval for VELCADE for specific therapeutic uses that requires the fulfillment of specific post-approval requirements. Our business would be seriously harmed if we do not fulfill these requirements and the FDA revokes its marketing approval for VELCADE. In addition, an important part of our strategy to grow our business is to market VELCADE for additional indications. To do so, we will need to successfully conduct clinical trials and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials, or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of VELCADE, our revenues may not grow as expected and our business and operating results will be harmed.

We may not be able to obtain approval in additional countries to market VELCADE.

        We have filed a Marketing Authorization Application with the European Agency for the Evaluation of Medicinal Products, or EMEA, for approval to market VELCADE in the European Union and in January 2004 received a positive opinion from the EMEA's Committee on Proprietary Medicinal Products to recommend approval to market VELCDE under exceptional circumstances. The European Commission may not grant marketing approval for VELCADE within the time frame that we anticipate, or at all. For example, we filed our application for the approval of VELCADE with the EMEA based on phase II clinical trial data. It is possible that the European Commission will not approve VELCADE for marketing prior to our filing of the results of a phase III clinical trial with the EMEA.

        If we are not able to obtain approval to market VELCADE in additional countries, we will lose the opportunity to sell in those countries and will not be able to earn potential milestone payments under our agreement with Ortho Biotech or collect potential distribution fees on sales of VELCADE by Ortho Biotech in those countries.

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

        We may need to address successfully a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

        In some cases, we may experience challenges to the extension of exclusivity of our marketing approval in certain jurisdictions. With respect to INTEGRILIN, regulatory authorities in Luxembourg instituted a claim to reduce the effective term of supplemental protection certificates for INTEGRILIN in the European Community from 2014 to 2012. That claim was denied by the court of first instance in Europe. That denial has been appealed to the European Court of Justice, which we expect will hold a hearing on the appeal in 2004. If that court decides against us, the term of the supplemental protection certificates covering INTEGRILIN could be shortened in any particular European Community Member State in which a subsequent action requesting enforcement of the appellate decision was filed and decided against us. Shortening of such term could allow earlier generic competition in any such Member State.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, is subject to continual review and periodic inspections by the FDA, and other regulatory bodies. In particular, the marketing approval that we received from the FDA for VELCADE requires that we satisfactorily complete specified post-approval clinical trials of this product. Later discovery of previously unknown problems or safety issues with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market or the imposition of civil or criminal penalties. As with any newly approved therapeutic product, we expect that our knowledge of the safety profile for VELCADE will expand after wider usage and the possibility exists of patients receiving VELCADE treatment experiencing unexpected serious adverse events which could have a material adverse effect on our business.

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

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN® (eptifibatide) Injection and VELCADE® (bortezomib) for Injection.

        Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998, and VELCADE, which was approved by the FDA in May 2003 and commercially launched in the United States shortly after that date. Marketing of INTEGRILIN outside the United States commenced in mid-1999. Demand for GP IIb-IIIa inhibitors, such as INTEGRILIN® (eptifibatide) Injection, has been flattening since the beginning of 2003, although we did see an increase in demand for INTEGRILIN in the fourth quarter of 2003. Because of the recent introduction of VELCADE® (bortezomib) for Injection, we have very limited experience as to the sales levels of this product. Our business plan contemplates obtaining marketing authorization to sell VELCADE outside the United States for the treatment of patients with multiple myeloma, and both in the United States and abroad for other indications. We will be adversely affected if VELCADE does not receive such approvals. We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

  •
  we do not obtain regulatory approval to sell VELCADE in additional countries or for additional therapeutic uses;

  •
  physicians reduce prescribing GP IIb-IIIa inhibitors, such as INTEGRILIN, for the current indications of INTEGRILIN or fail to use GP IIb-IIIa inhibitors earlier in treatment and in the percutaneous coronary intervention setting; or

  •
  the sales of VELCADE or INTEGRILIN do not meet our expectations.

We face substantial competition, and others may discover, develop or commercialize products and services before or more successfully than we do.

        The fields of biotechnology and pharmaceuticals are highly competitive. Many of our competitors are substantially larger than we are, and these competitors have substantially greater capital resources, research and development staffs and facilities than we have. Furthermore, many of our competitors are more experienced than we are in drug research, discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. As a result, our competitors may discover, develop and commercialize pharmaceutical products or services before we do. In addition, our competitors may discover, develop and commercialize products or services that make the products or services that we or our collaborators have developed or are seeking to develop and commercialize non-competitive or obsolete.

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. Our most significant competitors are major pharmaceutical companies and biotechnology companies. The two products that compete directly with INTEGRILIN in the GP IIb-IIIa inhibitor market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. outside of the United States and by Guilford Pharmaceuticals, Inc. in the United States.

        Other competitive factors that could negatively affect INTEGRILIN include:

  •
  expanded use of heparin replacement therapies, such as Angiomax® (bivalirudin), which is produced and sold by The Medicines Company, in patients undergoing percutaneous coronary intervention;

  •
  changing treatment practices for percutaneous coronary intervention and acute coronary syndrome based on new technologies, including the use of drug-coated stents; and

  •
  increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN.

        With respect to VELCADE, we face competition from Celgene Corporation's Thalomid® (thalidomide) and its derivatives, a treatment for complications associated with leprosy which is increasingly used for multiple myeloma based on data published in peer-reviewed publications. Celgene Corporation recently filed an sNDA for thalidomide for the treatment of multiple myeloma that was accepted by the FDA for review. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

Sales of INTEGRILIN® (eptifibatide) Injection and possibly VELCADE® (bortezomib) for Injection in particular reporting periods may be affected by fluctuations in buying patterns.

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

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. For example, in December 2003, we decided to stop further accrual to a phase II trial examining VELCADE in colorectal cancer because interim findings produced results that did not meet the pre-specified efficacy criteria for continuation of study accrual.

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

        We have incurred losses of $483.7 million for the year ended December 31, 2003 and losses of $590.2 million for the year ended December 31, 2002 and $192.0 million for the year ended

December 31, 2001. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products. We will also require substantial funds to meet our obligations to our collaborators and maximize the prospective benefits to us from our alliances, manufacture and market products and services that are approved for commercial sale, including INTEGRILIN® (eptifibatide) Injection and VELCADE® (bortezomib) for Injection, and meet our debt service obligations. Additional financing may not be available when we need it or may not be available on favorable terms.

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

        At December 31, 2003, we had approximately $105.5 million of outstanding convertible debt and $102.3 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $19.5 million over the next three years, assuming our convertible debt remains outstanding until maturity and we will be required to make interest payments on our capital lease obligations totaling approximately $9.6 million over the next three years.

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

        On December 31, 2001, ILEX Oncology, Inc. acquired our equity interest in Millennium & ILEX Partners, L.P. or M&I, which owned the CAMPATH product. In exchange for our equity interest in M&I, we are entitled to a payment of $40.0 million in 2004, up to 25% of which ILEX may pay to us in the form of their stock, if sales of CAMPATH in the U.S. meet a specified threshold. In February 2004, Genzyme Corp. announced it is acquiring ILEX. Under the terms of our agreement, if Genzyme does acquire ILEX before the payments for 2004 become due, Genzyme would not be permitted to make any payments in the form of stock. In addition, we will be entitled to additional payments from ILEX if United States sales of CAMPATH after 2004 exceed specified annual thresholds. If these thresholds are not achieved, we will not receive any future additional payments related to CAMPATH. We have no ability to influence the actions of the entity that owns CAMPATH. Therefore, we have no control over the financial success of CAMPATH or our ability to earn additional revenues from the product.

If we do not achieve the anticipated benefits of our restructuring, or if the costs of this restructuring exceed anticipated levels, our business could be harmed.

        In June, 2003, we announced a restructuring designed to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. We may not achieve the cost savings anticipated from the restructuring because such savings are difficult to predict and speculative in nature. In 2003, we recorded approximately $191.0 million related to this restructuring and expect to record additional restructuring charges during 2004 and 2005 in the aggregate of approximately $60.0 million. While we believe this estimate to be reasonable, it is possible that the actual charges will exceed this range. For example, we may not be able to lease facilities that we plan to close in connection with the restructuring as quickly or on as favorable terms as we anticipate.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to develop and commercialize products and services.

        We market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with SGP and, if we receive any regulatory approvals outside of the United States, will develop and commercialize VELCADE® (bortezomib) for Injection outside of the United States through an alliance with Ortho Biotech Products, L.P., a wholly owned subsidiary of Johnson & Johnson. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE, and with SGP for the ongoing development of INTEGRILIN. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

        Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the alliance. Our existing and any future alliances may not be scientifically or commercially successful.

        The risks that we face in connection with these existing and any future alliances include the following:

  •
  All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including, in many cases such as in our collaboration with Ortho Biotech, without cause. For example, we agreed to end our joint development and commercialization agreement with Abbott Laboratories in August 2003, our technology transfer alliance with Aventis Pharmaceuticals, Inc. ended in July 2003 and the research phase of our five-year alliance with Bayer AG ended in October 2003.

  •
  Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of certain of our products to reach their potential could be limited if our collaborators decrease or fail to increase marketing or spending efforts related to such products.

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

        We may not have rights under some patents or patent applications related to some of our existing and proposed products, processes or services. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, manufacture, sell or import some of our existing and proposed products, processes or services, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad, or those that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products, processes or services.

        Our MLN02 product candidate is a humanized monoclonal antibody. We are aware of third-party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using humanized or modified antibodies. We are also aware of third-party patents and patent applications relating to manufacturing processes for humanized or modified antibodies, products thereof and materials useful in such processes. With respect to MLN2704 and MLN1202, also humanized monoclonal antibodies, we are also aware of third-party patent applications relating to anti-PSMA, in the case of MLN2704, and anti-CCR-2 antibodies, in the case of MLN1202.

        With respect to VELCADE® (bortezomib) for Injection and other proteasome inhibitors in the treatment of myocardial infarctions, we are aware of the existence of a potentially interfering patent application filed by a third party. In addition, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE.

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

Risks Relating to Product Manufacturing, Marketing and Sales

Because we have limited sales, marketing and distribution experience and capabilities, we are dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

        We have limited sales, marketing and distribution experience and capabilities.

        We are marketing and selling VELCADE in the United States solely through our recently hired cancer-specific sales force and without a collaborator. Our success in selling VELCADE will depend heavily on the performance of this sales force. Subject to approval in areas outside the United States, Ortho Biotech or its affiliates will market VELCADE in those areas and as a result our ability to recognize revenue related to VELCADE outside of the United States will depend heavily on Ortho Biotech.

        We have a specialty cardiovascular sales force that markets INTEGRILIN® (eptifibatide) Injection with SGP in the United States. SGP also markets INTEGRILIN outside of the United States. Our success in receiving co-promotion revenue from sales of INTEGRILIN® (eptifibatide) Injection will depend heavily on the marketing efforts of these sales forces.

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

Because we have very limited manufacturing capabilities, we will continue to be dependent on third-party manufacturers to manufacture products for us, or we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

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

Our manufacturing experience with VELCADE® (bortezomib) for Injection is very limited we are dependent on third parties to produce product sufficient to meet market demand.

        We currently rely on third-party contract manufacturers to complete the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. We are currently seeking to establish long-term supply relationships for the production of commercial supplies of VELCADE. We work with one manufacturer to complete fill/finish for VELCADE. If our current third party manufacturer performing fill/finish for VELCADE is unable or unwilling to continue performing these services for us and we are unable to find a replacement manufacturer, we could run out of VELCADE for commercial sale and our business could be substantially harmed.

        Subject to receiving approval to market VELCADE® (bortezomib) for Injection in the European Union, an affiliate of Ortho Biotech will perform packaging for European sales of VELCADE and as a result we will be substantially dependent on Ortho Biotech's ability to manufacture for these areas.

We face particular challenges in connection with the manufacture of INTEGRILIN® (eptifibatide) Injection; if we do not meet these challenges, our revenues and income will be adversely affected.

        We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have two manufacturers that provide us with eptifibatide, the raw material necessary to make INTEGRILIN. In January 2003, we entered into a new supply agreement with Solvay, one of those manufacturers. Solvay owns the process technology used by it and the other manufacturer for the production of bulk product. As a result, until we develop alternative process technologies, we will continue to rely on these manufacturers.

        We have one manufacturer that currently performs fill/finish services for INTEGRILIN. We have identified alternative fill/finish and packaging suppliers to serve as future sources of supply for the United States and international markets. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our supply requirements for INTEGRILIN for the foreseeable future, the inability of this manufacturer to continue its fill/finish services or our inability to secure alternative manufacturers could adversely affect the supply of INTEGRILIN and, thereby, harm our results of operations.

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

        Our manufacturing plans and commercialization strategy for INTEGRILIN include the addition of extra capacity for the manufacture of INTEGRILIN as described above. We are currently engaged in finalizing multiple third-party manufacturing arrangements on commercially reasonable terms. We may not be able to do so, and, even if such arrangements are established, if demand for INTEGRILIN does not meet our forecasts, the manufacturing cost could become more expensive on a per unit basis. If we are unable to obtain contract manufacturing on commercially acceptable terms, we may not be able to produce INTEGRILIN in sufficient quantities to meet future market demand.

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

        The availability and levels of reimbursement by governmental and other third-party payors affect the market for any pharmaceutical product or health care service. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products and services profitably if reimbursement is unavailable or limited in scope or amount.

        In particular, third-party payors could lower the amount that they will reimburse hospitals or doctors to treat the conditions for which the FDA has approved INTEGRILIN or VELCADE. If they do, pricing levels or sales volumes of INTEGRILIN or VELCADE may decrease. In addition, if we fail to comply with the rules applicable to the Medicaid and Medicare programs, we could be subject to the imposition of civil or criminal penalties or exclusion from these programs.

        In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN® (eptifibatide) Injection and VELCADE® (bortezomib) for Injection to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN or VELCADE at a profit in these markets.

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. For example, the passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products.

        In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our present and future products, which may adversely affect product sales. Further, when a new therapeutic product is approved, the availability of governmental or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates, and current reimbursement policies for INTEGRILIN or VELCADE could change at any time.

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

        Government agencies promulgate regulations and guidelines directly applicable to us and to our products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our products.

Risks Relating to an Investment in Our Common Stock

The trading price of our securities could be subject to significant fluctuations.

        The trading price of our common stock has been volatile, and may be volatile in the future. Between January 1, 2003 and December 31, 2003, our common stock traded as high as $19.05 per share and as low as $6.24 per share. Factors such as announcements of our or our competitors' operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock.

        In particular, the trading price of the common stock of many biotechnology companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

  •
  product revenues;

  •
  introduction or success of competitive products;

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

Item 2. PROPERTIES

        We lease a total of approximately 1,433,000 square feet of office and laboratory space in Cambridge, Massachusetts, South San Francisco, California and Cambridge and London, England. This table shows information about our current properties.

Leased Properties Locations	Square Feet	Use	Lease expiration dates
Several locations in Cambridge, Massachusetts	1,204,000 (65,000 sublet)	corporate headquarters office laboratory	2004 to 2020
South San Francisco, California	136,000 (27,000 sublet)	office laboratory	2011
London, England	3,000	office	2005
Cambridge, England	90,000	laboratory office	2023

        In connection with our 2003 restructuring initiatives, we sublet 92,000 square feet of space in various facilities, as shown in the table above. We are seeking to sublease an additional 387,000 square feet of our Cambridge, Massachusetts facilities and will consolidate our Cambridge operations into our remaining facilities in that location. We are in the process of closing our facilities in Cambridge, England and South San Francisco, California and plan to sublease these facilities through the end of our lease terms.

        We believe that, after the completion of these facilities closings, our leased and occupied facilities will be adequate to meet our requirements for the near term.

Item 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2003.

OUR EXECUTIVE OFFICERS

Name, age and title		Prior business experience

Mark J. Levin Age: 53 Chairperson of the Board of Directors (since March 1996) Chief Executive Officer (since November 1994) President (since 1993)	•	Prior to joining Millennium, Mr. Levin was a Partner at Mayfield, a venture capital firm, (1987 to 1994) and held various positions with Genentech, Inc., Foxboro Company, Miller Brewing Company and Eli Lilly and Company (1974 to 1987) in biochemical and process engineering, marketing and project leadership

Kenneth M. Bate Age: 53	•	Senior Vice President of Millennium (December 2002 to July 2003)
Executive Vice President, Head of Commercial Operations	•	Founding partner, JSB Partners, L.P., a firm providing banking and advisory services to biopharmaceutical and life sciences companies (July 1999 to December 2002)
(since July 2003) Chief Financial Officer (since December 2002)	•	Vice President of sales and marketing (1993 to 1996) and chief financial officer (1990 to 1993), Biogen, Inc., a biopharmaceutical company

Linda K. Pine Age: 52 Senior Vice President,	•	Vice President of Consulting Services, The Survey Group, a regional human resources survey and consulting firm (1990 to 1994)
Human Resources (since October 1994)	•	Vice President of Human Resources and Corporate Relations, Collaborative Research, Inc. (now Genome Therapeutics Corporation), a biotechnology company (1982 to 1990)

Robert I. Tepper Age: 48 President, Research	•	Executive Vice President, Discovery of Millennium (June 2001 to December 2002) and Chief Scientific Officer (March 1999 to December 2002)
and Development (since December 2002)	•	Senior Vice President of Millennium (June 2000 to June 2001); Chief Scientific Officer, Pharmaceuticals (November 1997 to March 1999); Vice President, Biology (January 1996 to November 1997) and Director, Biology (August 1994 to January 1996)

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   Market Price of and Dividends on Millennium's Common Stock and Related Stockholder Matters

        Our common stock is traded on the NASDAQ National Market under the symbol "MLNM." The following table reflects the range of the reported high and low last sale prices on the NASDAQ National Market for the periods indicated.

	2003		2002
	High	Low	High	Low
First quarter	$9.20	$6.43	$25.28	$16.91
Second quarter	17.20	8.32	23.12	10.85
Third quarter	16.50	11.50	14.66	8.75
Fourth quarter	18.87	14.55	11.19	7.19

        On March 5, 2004, the closing price per share of our common stock was $19.01, as reported on the NASDAQ National Market and we had approximately 995 stockholders of record.

        We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will continue to retain any earnings for use in the operation of our business and will not pay any cash dividends.

(b)   Changes in Securities and Use of Proceeds

        None

Item 6. SELECTED FINANCIAL DATA

Millennium Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Net product sales	$59,647	$—	$—	$—	$—
Co-promotion revenue	184,333	159,971	—	—	—
Revenue under strategic alliances	189,707	193,062	246,216	196,269	183,679

Total revenues	433,687	353,033	246,216	196,269	183,679

Costs and expenses:
Cost of goods sold	61,189	47,256	—	—	—
Research and development	488,538	511,210	400,575	268,740	159,877
Selling, general and administrative	178,830	168,902	82,663	49,315	32,896
Restructuring	191,013	2,994	—	—	—
Acquired in-process R&D (Note 1)	—	242,000	—	—	350,503
Amortization of intangibles	38,890	34,916	64,554	55,123	3,816

Total costs and expenses	958,460	1,007,278	547,792	373,178	547,092

Loss from operations	(524,773)	(654,245)	(301,576)	(176,909)	(363,413)
Other income (loss)	41,086	64,052	109,571	(25,018)	11,453

Loss before cumulative effect of change in accounting principle (Note 2)	(483,687)	(590,193)	(192,005)	(201,927)	(351,960)
Cumulative effect of change in accounting principle (Note 2)	—	—	—	(107,692)	—

Net loss	(483,687)	(590,193)	(192,005)	(309,619)	(351,960)
Deemed preferred stock dividend	—	—	—	(45,668)	(27,944)

Net loss attributable to common stockholders	$(483,687)	$(590,193)	$(192,005)	$(355,287)	$(379,904)

Amounts per common share (Note 3):
Loss before cumulative effect of change in accounting principle, basic	$(1.63)	$(2.13)	$(0.88)	$(1.05)	$(2.42)
Cumulative effect of change in accounting principle	—	—	—	(0.56)	—
Deemed preferred stock dividend	—	—	—	(0.23)	(0.19)

Net loss attributable to common stockholders, basic and diluted	$(1.63)	$(2.13)	$(0.88)	$(1.84)	$(2.61)

Weighted average shares, basic and diluted	297,641	277,665	218,937	192,835	145,412

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders				$(247,595)	$(417,147)
Net loss per weighted share attributable to common stockholders, basic and diluted				$(1.28)	$(2.87)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$915,303	$1,759,063	$1,474,868	$1,452,367	$261,716
Total assets	3,010,263	3,997,607	1,907,734	1,811,922	541,625
Current liabilities	255,758	949,547	203,163	136,174	59,163
Capital lease obligations, net of current portion	87,889	61,338	35,107	29,369	27,488
Long-term debt, net of current portion	105,461	83,325	83,325	95,927	—
Stockholders' equity	2,501,526	2,901,693	1,568,237	1,462,283	439,406

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

Note 4: The Company's 2002 results from operations reflect the adoption of Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Upon adoption, the Company ceased the amortization of goodwill.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our management's discussion and analysis of financial condition and operations contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that relate to prospective events or developments are forward-looking statements. Also, words such as "believe," "anticipate," "plan," "expect," "intend," "will" and similar expressions identify forward-looking statements.

        Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, those factors discussed in this annual report under the heading "Risk Factors That May Affect Results."

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing breakthrough products in the disease areas of cancer, cardiovascular disease and inflammatory disease. We currently have a cancer product and a cardiovascular disease product on the market. We also have other potential products in various stages of preclinical and clinical development in all three of our therapeutic disease areas of focus.

        Our strategy is to develop multiple products in three broad disease areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. We plan to develop and commercialize many of our products on our own, but will seek development and commercial collaborators when we believe that this will maximize product value. For example, we plan to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or for markets outside of the United States.

Our Products

VELCADE® (bortezomib) for Injection

        VELCADE, the first of a new class of medicines called proteasome inhibitors, is the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval from the FDA on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy.

        In February 2003, our Marketing Authorization Application to market VELCADE in the European Union for the treatment of patients with multiple myeloma who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy was accepted for review by the European Agency for the Evaluation of Medicinal Products, or EMEA. In January 2004, the EMEA's Committee on Proprietary Medicinal Products, or CPMP, issued a positive opinion to recommend approval under exceptional circumstances for VELCADE. The CPMP's opinion was forwarded to the European Commission, and we anticipate that the European Commission will ratify the opinion and issue a Marketing Authorization in the second quarter of 2004. Under a Marketing Authorization, the EMEA would issue us a single license to market VELCADE in the 15 member states of the European Union, the ten other participating accession member countries, plus Norway and Iceland.

Our Ortho Biotech Collaboration

        On June 30, 2003, we entered into an agreement with Ortho Biotech Products, L.P., or Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to and profits from VELCADE in the United States. Subject to obtaining regulatory approvals of VELCADE outside of the United States, Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. We are entitled to distribution fees from Ortho Biotech and its affiliates on sales of VELCADE outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in certain European countries.

        Under this agreement, we are engaged with Ortho Biotech in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the clinical and commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological cancers, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech is responsible for 40% of the joint development costs through 2005 and for 45% of those costs after 2005. In addition, we may receive payments from Ortho Biotech for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

INTEGRILIN® (eptifibatide) Injection

        In collaboration with Schering-Plough Corporation and Schering-Plough Ltd., together referred to as SGP, INTEGRILIN is marketed in the United States, in all 15 member states of the European Union and in other countries, including Argentina, Australia, Brazil, Canada, India, Japan, Mexico, Singapore, South Africa, Switzerland and Thailand.

        In April 1995, COR Therapeutics, Inc., or COR, entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Under this agreement, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from SGP and us. However, some development decisions are allocated specifically to us. In addition, in those markets where SGP has exclusive marketing rights, currently everywhere except the United States, SGP has decision-making authority with respect to marketing issues.

Revenues

        Historically, we have derived our revenue from our strategic research alliances with major pharmaceutical companies. With the February 2002 acquisition of COR, we began generating co-promotion revenue based on sales of INTEGRILIN. In May 2003, we began recording product sales from VELCADE. We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, commercialize additional products subject to obtaining required regulatory approvals and enter into new commercial alliances, and our discovery-focused alliances conclude.

VELCADE® (bortezomib) for Injection Revenue

        We record sales of VELCADE in the United States, net of estimated product returns and discounts, as net product sales. We record royalty and milestone payments, if any, when earned as royalty revenue and revenue under strategic alliances, respectively. We record reimbursement of development costs by Ortho Biotech as revenue under strategic alliances in the period in which the related costs are incurred.

INTEGRILIN Revenue

        In the first quarter of 2002, we began recognizing co-promotion revenue that principally relates to our share of the profits from the sale of INTEGRILIN by SGP in co-promotion territories under our collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Co-promotion revenues also include recognition of reimbursement from SGP of our manufacturing-related costs, advertising and promotional expenses associated with the sale of

INTEGRILIN® (eptifibatide) Injection within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory.

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

        In addition to our collaboration agreements with Ortho Biotech and SGP, our major alliances from which we have recognized or may recognize revenues include:

  •
  a June 2000 joint development and commercialization agreement with Aventis Pharmaceuticals, Inc., or Aventis, in inflammatory diseases; and

  •
  a September 1998 research agreement with Bayer AG, or Bayer, in cardiovascular diseases, and specified areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections.

        In April 2003, Aventis exercised its option effective July 21, 2003 to terminate a technology transfer agreement with us. Upon exercising this option, Aventis paid us $40.0 million in consideration of future use of technology transferred to Aventis prior to the termination date. Termination of the technology transfer agreement has no effect on the existing five-year joint development and commercialization agreement in inflammation. We expect the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through June 2005.

        In October 2003, the research phase of our five-year alliance with Bayer concluded. Bayer and Millennium amended the agreement to provide both parties access to certain identified targets for a period of seven years. If Bayer successfully develops and commercializes any of these targets discovered in the alliance, Bayer will owe us success and royalty payments on the sale of products generated from the alliance.

        We have also entered into a number of arrangements for the commercialization of products under which we share the costs for the development and eventual commercialization of specified compounds and may receive or be obligated to make product revenue, royalty, milestone or other payments. In addition to operating expenses we incur as a result of our alliances, we have also made commitments to purchase debt and equity securities of our collaborators under some of these arrangements. These arrangements include:

  •
  a December 2001 in-license and development agreement with Xenova Group, plc for novel compounds for the treatment of solid tumors in cancer;

  •
  a November 2001 collaboration agreement with XOMA Ltd., pursuant to which XOMA is developing a biotherapeutic agent in the cardiovascular disease area; and

  •
  an April 2001 in-license and development agreement with BZL Biologics, L.L.C. for biotherapeutic products in the cancer area.

Restructuring

        In December 2002, we announced the first in a series of steps to realign our resources to become a commercially-focused biopharmaceutical company. We discontinued certain discovery research efforts, reduced headcount in our discovery group and began reallocating certain resources to enhance our commercial capabilities. These actions resulted in the recognition of restructuring charges in the fourth quarter of 2002 and first quarter of 2003.

        In June 2003, we announced a broad, accelerated restructuring plan to focus our resources on development and commercialization. The plan included consolidation of research and development facilities, overall headcount reduction to approximately 1,700 employees by the end of 2004 and streamlining of the number of discovery and development projects. These actions resulted in the recognition of $191.0 million of restructuring charges for the year ended December 31, 2003, including the termination of approximately 700 employees and the vacating of several of our facilities.

Acquisitions

        As part of our business strategy, we consider merger and acquisition opportunities that may provide us with products on the market, products in later stage development or capabilities to accelerate our downstream drug discovery efforts.

COR

        On February 12, 2002, we acquired COR for an aggregate purchase price of $1.8 billion through the issuance of approximately 55.1 million shares of our common stock. We recorded the transaction as a purchase for accounting purposes and our consolidated financial statements include COR's operating results from the date of the acquisition. The purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill. The charge to earnings in the year ended December 31, 2002 for acquired in-process research and development was $242.0 million. Through the merger, we acquired INTEGRILIN® (eptifibatide) Injection and substantial research capabilities in the areas of cardiovascular disease and oncology.

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

  •
  working capital.

        As of December 31, 2003, we had $915.3 million in cash, cash equivalents and marketable securities. We primarily invest in investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Our investment objectives are to preserve principal, maintain a high degree of liquidity to meet operating needs and obtain competitive returns subject to prevailing market conditions. We expect that income from these investments will decline as our cash and marketable securities balances decline and will fluctuate based upon market conditions.

        On April 29, 2003, we completed the repurchase of $577.8 million aggregate principal amount of the outstanding 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share (the "5.0% notes") and 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share (the "4.5% notes") for an aggregate payment of approximately $637.1 million, including principal, accrued interest and put premium. Approximately $22.1 million of the 5.0% notes and 4.5% notes in the aggregate were not tendered in the offer and remain outstanding as of December 31, 2003. As a result of the repurchase, we recorded a net charge of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes, offset by $1.9 million relating to the expired put premium on the untendered notes.

        In 2003 we received $28.6 million from Abbott Laboratories, or Abbott, for the final purchase of approximately 3.7 million shares of our common stock under our equity investment agreement with Abbott. In 2002 we received $114.3 million from Abbott for purchases of approximately 8.3 million shares our common stock under this agreement. In 2001 we received $107.2 million from Abbott for purchases of approximately 3.5 million shares our common stock under this agreement.

        In 2001, we received $100.0 million from Aventis for purchases of approximately 2.0 million shares of our common stock under our equity investment agreement with Aventis.

        We are expanding our commercial operations through internal growth and by utilizing the capabilities of our alliance collaborators. As our discovery-focused alliances expire, we are increasingly focusing our efforts on entering into commercial alliances. We expect to conserve financial resources through workforce planning, facilities consolidation and product portfolio management.

        We expect to incur increasing expenses and are likely to incur substantial operating losses for at least the next several years, primarily due to our efforts to advance acquired products or our own development programs into commercialization. In particular, we anticipate significant expenditures related to the continued development, product launch and commercialization of VELCADE® (bortezomib) for Injection for the treatment of other cancer types and increasing our development capabilities for our clinical and preclinical product candidates.

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

Reclassifications

        In connection with the launch of VELCADE for Injection in May 2003 and the recognition of the related costs of sales, we reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue and certain INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses.

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

Revenue

        We recognize revenue from the sale of our products, co-promotion collaboration and strategic alliances. Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

        We recognize revenue from the sales of VELCADE® (bortezomib) for Injection in the U.S. when delivery has occurred and title has transferred to the wholesalers. Allowances are recorded as a reduction to product sales for product returns and discounts at the time of sale. The allowances are based primarily on historical trends in the pharmaceutical industry for similar products and discounts included in our agreements with wholesalers. As we continue to develop company specific experience, our estimates are continually reviewed. If actual future results vary, we may need to adjust our estimates, which could have an impact on the timing and amount of revenue to be recognized.

        We recognize co-promotion revenue when SGP ships INTEGRILIN® (eptifibatide) Injection to wholesalers. Co-promotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our manufacturing-related costs, advertising and promotional expenses and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. We communicate with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. We also communicate with SGP to estimate royalties earned on sales outside of the co-promotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with our collaborator. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

        Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as strategic alliance revenue:

  •
  ratably over the development period if development risk is significant,

  •
  ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated, or

  •
  based upon the level of research services performed during the period of the research contract.

        Milestone payments are recognized as strategic alliance revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.

        Reimbursements of development costs are recognized as strategic alliance revenue as the related costs are incurred.

        When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. We continually review these estimates which could result in a change in the deferral period and might impact the timing and the amount of revenue recognized.

        On October 31, 2003 the research phase of our alliance with Bayer concluded. We recognized the research funding portion of our Bayer alliance on a percentage-of-completion basis. The percentage-of-completion was determined based upon the actual level of work performed during the period as compared to our estimate of the total work to be performed under the alliance. We continually reviewed these estimates and adjusted as necessary, as experience developed or new information became known. In September 2001, we revised the estimate of the total work to be performed downward as a result of productivity improvements. No further adjustments were necessary and the accounting estimates used approximate actual efforts from September 2001 to the end of the research phase of the agreement.

Inventory

        Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval which were capitalized based upon management's judgment of probable near term commercialization. Inventory primarily represents raw materials used in production, work in process and finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

        At December 31, 2003 and December 31, 2002, inventory does not include any amounts for products that have not yet been approved for sale.

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

Goodwill

        We adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and reclassified amounts to goodwill, which were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill. We completed our transitional assessment of goodwill in the first quarter of 2002 and no impairment loss was recognized. We test for goodwill impairment annually, on October 1.

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

Accounting Pronouncements

        In November 2002, the EITF of the FASB issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21") which addressed certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate accounting units if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003. We have not entered into any such arrangements since the effective date of EITF 00-21.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") and in December 2003 issued a revised FIN 46 ("FIN 46R") which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. We must adopt the provisions of FIN 46 in the first quarter of fiscal 2004 and do not expect the adoption to have a material impact on our financial position or results of operations for our interests in variable interest entities created before February 1, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

Results of Operations

Years Ended December 31, 2003 and December 31, 2002

        For the year ended December 31, 2003 (the "2003 Period"), we reported a net loss of $483.7 million, or $1.63 per basic and diluted share, compared to a net a loss of $590.2 million, or $2.13 per basic and diluted share for the year ended December 31, 2002 (the"2002 Period").

        Revenue increased to $433.7 million for the 2003 Period from $353.0 million for the 2002 Period. Net product sales of VELCADE® (bortezomib) for Injection, launched in May 2003, were $59.6 million in the 2003 Period. Co-promotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, was $184.3 million for the 2003 Period compared to $160.0 million for the 2002 Period. Worldwide sales of INTEGRILIN in the 2003 Period, as provided to us by SGP, were $305.8 million, a 1% increase over sales for the 2002 Period. This slight increase in sales reflects growth in INTEGRILIN market share in a flattening market. Revenue under strategic alliances decreased to $189.7 million in the 2003 Period from $193.1 million in the 2002 Period. The decrease in strategic alliance revenue primarily relates to the decrease in revenue recognized under our research alliance and technology transfer agreement with Monsanto Company, or Monsanto, which expired in 2002 at the end of its original five-year term and the conclusion of the research phase of the Bayer alliance in the fourth quarter of the 2003 Period. This decrease is partially offset by approximately $33.0 million of clinical milestones earned under our Ortho Biotech alliance and $40.0 million of revenue recognized upon the April 2003 termination of the Aventis technology transfer agreement.

        Included in 2003 Period revenue is $8.6 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2002 revenue is $36.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101. There are no remaining amounts of revenue to be recognized that was included in the cumulative effect of change in accounting principle.

        Cost of goods sold includes manufacturing-related expenses associated with the sale of INTEGRILIN and VELCADE. The increase in cost of goods sold in the 2003 Period is principally due to the 2003 commercial launch of VELCADE, as well as a full year of the cost of INTEGRILIN sales.

        Research and development expenses decreased to $488.5 million in the 2003 Period from $511.2 million in the 2002 Period. This decrease reflects the financial benefits of our restructuring efforts, including reductions in discovery personnel and personnel-related costs, as well decreased outside research and development services and consulting expenses. The decrease is partially offset by increases in clinical trial costs for VELCADE.

        In addition to our ongoing clinical trials of INTEGRILIN® (eptifibatide) Injection and VELCADE® (bortezomib) for Injection, we have ten drug candidates in clinical development. The following chart summarizes the clinical trials of these ten drug candidates, the applicable disease indication and the current trial status of the program.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN2704 is a targeting monoclonal antibody vehicle	Prostate cancer	Phase I/Phase II
MLN944 is a novel DNA-targeting agent	Solid tumors	Phase I
MLN518 is a small molecule that selectively inhibits F1t-3	Acute myeloid leukemia	Phase I
MLN591RL is a de-immunized radio-labeled murine monoclonal antibody that specifically recognizes the PSMA (prostate specific membrane antigen)	Prostate cancer	Phase I
MLN576 is a small molecule with DNA-targeting activity	Solid tumors	Phase I
Cardiovascular Diseases
MLN2222 is a recombinant protein that is designed to block both the C3 and C5 convertases	Patients undergoing cardiac surgeries	Phase I
MLN519 is a small molecule proteasome inhibitor	Stroke	Phase I
Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Chronic inflammatory diseases such as rheumatoid arthritis and multiple sclerosis	Phase II
MLN3897 is a small molecule directed against CCR1	Chronic inflammatory diseases such as rheumatoid arthritis	Phase I
MLN02 is a humanized monoclonal antibody directed against the (Greek alpha)4ß7 receptor	Crohn's disease Ulcerative colitis	Phase II Phase II

        Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

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

        Upon successful completion of phase III clinical trials of a product candidate, we intend to submit the results to the FDA to support regulatory approval. However, we cannot be certain that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating the disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product candidate. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in clinical trial enrollment, delays in the evaluation of clinical trial results or delays in regulatory approvals.

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

        Selling, general and administrative expenses increased to $178.8 million in the 2003 Period from $168.9 million in the 2002 Period. The increase reflects the net impact of increased selling and marketing expenses related to the launch of VELCADE® (bortezomib) for Injection and the expansion of the Millennium-SGP sales force for INTEGRILIN® (eptifibatide) Injection offset by decreased consulting and legal expenses.

        In June 2003, we announced a broad, accelerated restructuring plan to focus our resources on development and commercialization. The plan includes consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. As a result, we have recorded restructuring charges of $191.0 million in the 2003 Period related to asset impairments, remaining rental obligations on facilities that we have vacated, personnel costs and contract termination. Charges related to facilities include the estimated remaining rental obligation, net of estimated sublease income, for facilities that we no longer occupy. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. We anticipate additional restructuring charges in future periods as we complete the execution of our restructuring plan. These charges will primarily include additional facilities and personnel.

        We recorded a one-time, non-cash charge to operations in the 2002 Period of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established. The in-process technology we acquired from COR consisted of five significant research and development projects for the treatment of cardiovascular diseases, as well as in the area of oncology. During 2003, we discontinued four of the five programs as part of our streamlining of discovery and development projects. As of December 31, 2003, we expect to incur an additional $45.0 million to $70.0 million of research and development expenses for the remaining project, which we expect to complete by 2015.

        Amortization of intangible assets in the 2003 Period and 2002 Period relates to specifically identified intangible assets from the COR acquisition as well as our acquisitions of LeukoSite in 1999 and Cambridge Discovery Chemistry Ltd., or CDC, in 2000.

        Investment income decreased to $32.6 million in the 2003 Period from $116.0 million in the 2002 Period. The decrease is primarily attributable to a lower average balance of invested funds in the 2003 Period as compared to the 2002 period and less favorable market conditions resulting in lower yields, coupled with a decrease in realized gains, as significant realized gains were recognized from our investment portfolio during the 2002 Period.

        Interest expense decreased to $21.0 million in the 2003 Period from $38.0 million in the 2002 Period, primarily as a result of the April 2003 repurchase of $577.8 million aggregate principal amount of the 5.0% notes and 4.5% notes.

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of CAMPATH® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the 2003 and 2002 Periods, we recorded an additional gain of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of CAMPATH for 2003 and 2002 that entitled us to this additional consideration under the terms of our agreement with ILEX.

        During the 2003 Period, we recorded a non-cash net charge of $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes assumed in the COR acquisition, offset by $1.9 million relating to the expired put premium on the untendered notes as of April 29, 2003.

        During the 2002 Period, we recorded a non-cash charge of $54.0 million relating to the fair value of the put premium placed on the 5.0% notes and 4.5% notes.

Years Ended December 31, 2002 and December 31, 2001

        Amounts relating to the year ended December 31, 2001 (the "2001 Period") do not include financial results for COR, which we acquired on February 12, 2002.

        For the 2002 Period, we had a net loss of $590.2 million, or $2.13 per basic and diluted share, compared to a net loss of $192.0 million, or $0.88 per basic and diluted share for the 2001 Period.

        Revenue increased to $353.0 million for the 2002 Period from $246.2 million for the 2001 Period. The increase in revenue primarily relates to the recognition of $160.0 million of co-promotion revenue in the 2002 Period from worldwide sales of INTEGRILIN® (eptifibatide) Injection. Worldwide sales of INTEGRILIN in the 2002 Period, as provided to us by SGP, were $303.7 million, a 32% increase over 2001 primarily as result of increased volume and also from price increases. Revenue under strategic alliances decreased from $246.2 million in the 2001 Period to $193.1 million in the 2002 Period. Strategic alliance revenue decreased due to reduced research efforts in our Bayer alliance and termination of certain of our early strategic alliances, including our American Home Products alliance for the treatment and prevention of disorders of the central nervous system.

        Included in 2002 revenue is $36.1 million of revenue that was recognized in prior years relating to the adoption of SAB 101. Included in 2001 revenue is $43.9 million of revenue that was recognized in prior years relating to the adoption of SAB 101.

        Research and development expenses increased to $511.2 million for the 2002 Period from $400.6 million for the 2001 Period. The research and development expense categories with the most significant increases were personnel costs, followed by clinical trial costs and facilities expenses. The increase was primarily attributable to our continued investment in building a sustainable product pipeline, with increases in clinical costs related to advancing our lead oncology program, VELCADE® (bortezomib) for Injection, and clinical investments made in INTEGRILIN.

        Selling, general and administrative expenses increased to $168.9 million for the 2002 Period from $82.7 million for the 2001 Period. The increase was primarily attributable to the addition of the COR commercial infrastructure that was not present in the 2001 Period as well as increased expenses due to the expansion of our business groups, facilities and infrastructure necessary to support the development of our pipeline and growth in all areas of our business. Significant increases were primarily in personnel expenses, followed by consulting and facilities expenses.

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

        Cost of goods sold was $47.3 million for the 2002 Period and consists of certain manufacturing-related expenses associated with the sale of INTEGRILIN within co-promotion territories.

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

        Amortization of intangible assets in the 2002 Period relates to specifically identified intangible assets from the COR, LeukoSite and CDC acquisitions. Amortization of intangible assets in the 2001 Period relates to existing technology, assembled workforce and goodwill acquired through the acquisitions of LeukoSite and CDC. Amortization expense decreased to $34.9 million in the 2002 Period from $64.6 million in the 2001 Period due to the adoption of SFAS No. 142. Following our adoption of SFAS No. 142 effective as of January 1, 2002, we continue to amortize specifically identifiable intangible assets and ceased amortizing goodwill and assembled workforce which was reclassified to goodwill.

        Investment income increased to $116.0 million in the 2002 Period from $98.2 million in the 2001 Period. The increase primarily relates to realized gains recognized from sales of marketable securities of $53.4 million in the 2002 period, offset by an increase in realized losses of $21.3 million. Because we realized significant gains from our investment portfolio during 2002, we expect realized gains on the sales of marketable securities to decrease in future periods.

        Interest expense increased to $38.0 million in the 2002 Period from $9.4 million in the 2001 Period. The change relates to increased interest due to the assumption of $600.0 million of principal of the 5.0% notes and 4.5% notes.

        We also recognized a non-cash charge of $54.0 million in the 2002 Period relating to the fair value of the premium put placed on these notes.

        In the 2001 Period, we sold our equity interest in M&I for $20.0 million and contingent consideration based on future sales of CAMPATH in the United States, $40.0 million of which we received in the 2002 Period.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic commitments to purchase debt and equity securities from some of our alliance collaborators in accordance with our Board of Directors' approved policies and our business needs. These investment commitments are generally in smaller companies. We may lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We have committed to fund development costs incurred by some of our partners. See Contractual Obligations for the further discussion.

        Historically, we have funded our cash requirements primarily through the following:

  •
  our co-promotion relationship with SGP for the sale of INTEGRILIN® (eptifibatide) Injection;

  •
  payments from our strategic collaborators, including equity investments, license fees, milestone payments and research funding;

  •
  equity and debt financings in the public markets;

  •
  property and equipment financings; and

  •
  net cash acquired in connection with acquisitions.

        In the future, we expect to continue to fund our cash requirements from some of these external sources as well as from sales of VELCADE® (bortezomib) for Injection, INTEGRILIN and other products, subject to regulatory approval. We are entitled to additional committed research and development funding under certain of our strategic alliances. We believe the key factors that could affect our internal and external sources of cash are:

  •
  revenues and margins from sales of VELCADE, INTEGRILIN and other products and services for which we may obtain marketing approval in the future;

  •
  the success of our clinical and preclinical development programs;

  •
  the receptivity of the capital markets to financings by biopharmaceutical companies;

  •
  our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

  •
  the sales levels of CAMPATH and other products that may be sold in the future by companies that may owe us royalty, milestone or other payments on account of such products.

        As of December 31, 2003, we had approximately $915.3 million in cash, cash equivalents and marketable securities. This excludes $16.3 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of December 31, 2003, which serve as collateral for letters of credit securing leased facilities.

Cash Flows

        We used $221.2 million of cash in operating activities in the 2003 Period and $353.1 million in the 2002 Period. The principal use of cash in operating activities in both 2003 and 2002 was to fund our net loss. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable and deferred revenues related to our existing and new arrangements with collaborators, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues and whether the related revenue was recorded at the beginning or at the end of a period.

        We used $480.3 million of cash in investing activities in the 2003 Period. Investing activities provided cash of $1.5 billion in the 2002 Period, which was reinvested into our securities portfolio during the 2003 Period. The principal uses of funds in the 2003 Period and 2002 Period were purchases of marketable securities and property and equipment. The decrease of approximately $90.0 million in purchases of property and equipment is primarily attributable to less equipment purchased in the 2003 Period, as a result of the consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. The principal source of funds in the 2002 Period is from the sale of marketable securities and the cash acquired in the COR acquisition.

        In the 2003 Period, we used $574.9 million of cash in financing activities. The primary use of cash was the repurchase of $577.8 million in principal of convertible notes and the related put premium of $52.1 million. Financing activities provided net cash of $111.7 million in the 2002 Period. In the 2003 and 2002 Periods, the principal sources of net cash from financing activities were the sales of common stock to Abbott and Millennium employees.

        We believe that our existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our current strategic alliances will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        Our major outstanding contractual obligations relate to our facilities leases, convertible notes, capital leases from equipment financings and commitments to purchase debt and equity securities from certain collaborators.

        As of December 31, 2003, our convertible notes aggregated $105.5 million in principal amount outstanding. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. As of December 31, 2003, these notes consisted of:

  •
  $83.3 million of our 5.5% notes;

  •
  $16.3 million of our 5.0% notes; and

  •
  $5.9 million of our 4.5% notes.

        We also have lease obligations relating to two new buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002 and the rent on the second building began in July 2003. Rent is calculated on an escalating scale ranging from approximately $7.8 million, per building per year, to approximately $9.4 million, per building per year. Each lease is for a term of seventeen years. We were responsible for a portion of the construction costs for both buildings and were deemed to be the owner during the construction period of each building under EITF 97-10, "The Effect of Lessee Involvement in Asset Construction." As a result, during the 2003 Period, we recorded approximately $9.1 million and during the 2002 Period, we recorded approximately $34.4 million of additional non-cash construction costs under these leases. Upon completion of the construction period of each of the buildings, we recorded the leases as capital leases.

        Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2003:

		Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations, including interest payments	$125,005	$5,644	$119,361	$—	$—
Capital lease obligations	145,036	18,401	23,618	7,058	95,959
Operating lease obligations	318,089	40,110	111,412	61,893	104,674
Long term supply contracts	31,500	—	31,500	—	—
External collaborations	27,323	21,124	6,199	—	—

Total	$646,953	$85,279	$292,090	$68,951	$200,633

        As of December 31, 2003, we had net operating loss carryforwards of approximately $1.2 billion to offset future federal taxable income expiring in 2004 through 2023 and $1.0 billion to offset future state taxable income expiring in 2004 through 2008. Due to the degree of uncertainty related to the ultimate realization of tax benefits created from such prior losses, no benefit has been recognized in the financial statements as of December 31, 2003. We would allocate any subsequently recognized tax benefits to operations, goodwill and additional paid-in capital. Moreover, our ability to utilize these losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $14.2 million decrease in the fair value of our investments as of December 31, 2003. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of December 31, 2003, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of December 31, 2003.

        As of December 31, 2003 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Millennium Pharmaceuticals, Inc.
Report of Independent Auditors

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, in 2002, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Ernst & Young LLP
January 21, 2004 Boston, Massachusetts

Millennium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$55,847	$1,332,391
Marketable securities	859,456	426,672
Accounts receivable	59,025	44,869
Inventory	110,213	105,346
Prepaid expenses and other current assets	30,207	29,463

Total current assets	1,114,748	1,938,741
Property and equipment, net	231,469	310,325
Restricted cash	16,297	31,056
Other assets	14,767	33,168
Goodwill	1,201,635	1,200,510
Developed technology, net	372,260	405,721
Intangible assets, net	59,087	78,086

Total assets	$3,010,263	$3,997,607

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,341	$34,216
Accrued expenses	133,617	181,318
Current portion of deferred revenue	80,402	118,008
Current portion of capital lease obligations	14,398	16,045
Current portion of long term debt	—	599,960

Total current liabilities	255,758	949,547
Restructuring, net of current portion	46,614	—
Deferred revenue, net of current portion	13,015	1,704
Capital lease obligations, net of current portion	87,889	61,338
Long term debt, net of current portion	105,461	83,325
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 302,291 shares at December 31, 2003 and 291,094 shares at December 31, 2002 issued and outstanding	302	291
Additional paid-in capital	4,513,143	4,432,040
Deferred compensation	(271)	(1,952)
Accumulated other comprehensive income	4,844	4,119
Accumulated deficit	(2,016,492)	(1,532,805)

Total stockholders' equity	2,501,526	2,901,693

Total liabilities and stockholders' equity	$3,010,263	$3,997,607

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002	2001
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$59,647	$—	$—
Co-promotion revenue	184,333	159,971	—
Revenue under strategic alliances	189,707	193,062	246,216

Total revenues	433,687	353,033	246,216

Costs and expenses:
Cost of goods sold	61,189	47,256	—
Research and development	488,538	511,210	400,575
Selling, general and administrative	178,830	168,902	82,663
Restructuring	191,013	2,994	—
Acquired in-process research and development	—	242,000	—
Amortization of intangibles	38,890	34,916	64,554

Total costs and expenses	958,460	1,007,278	547,792

Loss from operations	(524,773)	(654,245)	(301,576)
Other income (expense):
Investment income	32,625	116,026	98,206
Interest expense	(21,043)	(37,974)	(9,371)
Gain on sale of equity interest in joint venture	40,000	40,000	20,000
Equity in operations of joint venture	—	—	3,303
Debt financing charges	(10,496)	(54,000)	—
Debt conversion expenses	—	—	(2,567)

Net loss	$(483,687)	$(590,193)	$(192,005)

Amounts per common share:
Net loss per share, basic and diluted	$(1.63)	$(2.13)	$(0.88)

Weighted average shares, basic and diluted	297,641	277,665	218,937

The accompanying notes are an integral part of these consolidated financial statements

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Cash Flows from Operating activities:
Net loss	$(483,687)	$(590,193)	$(192,005)
Adjustments to reconcile net loss to cash
used in operating activities:
Acquired in-process research and development	—	242,000	—
Depreciation and amortization	106,948	86,504	100,115
Restructuring	81,679	—	—
Amortization and write-off of deferred financing costs	12,206	3,719	952
Realized gain on securities, net	(3,084)	(32,015)	(1,998)
Stock compensation expense	8,898	8,111	4,126
Equity in operations of joint venture	—	—	(3,303)
Changes in operating assets and liabilities:
Accounts receivable	(24,156)	(13,470)	(648)
Inventory	(4,867)	(14,890)	—
Prepaid expenses and other current assets	4,087	(1,598)	(6,998)
Restricted cash and other assets	25,566	(29,006)	(31,795)
Accounts payable and accrued expenses	81,550	37,817	35,766
Deferred revenue	(26,295)	(50,077)	(61,091)

Net cash used in operating activities	(221,155)	(353,098)	(156,879)

Cash Flows from Investing activities:
Investments in marketable securities	(1,081,650)	(966,657)	(695,344)
Proceeds from sales and maturities of marketable securities	655,624	2,341,970	568,924
Purchase of property and equipment	(52,422)	(142,373)	(58,381)
Other investing activities	(1,873)	(6,235)	(1,752)
Net cash acquired in COR Therapeutics, Inc. acquisition	—	308,874	—

Net cash (used in) provided by investing activities	(480,321)	1,535,579	(186,553)

Cash Flows from Financing activities:
Net proceeds from issuance of common stock and exercises of warrants	28,571	111,684	206,815
Net proceeds from employee stock purchases	44,053	18,295	22,056
Repayment of principal of long-term debt obligations, including payment of debt premium	(629,880)	(40)	—
Repayment of notes receivable from officers	—	145	—
Principal payments on capital leases	(17,689)	(18,422)	(15,272)

Net cash (used in) provided by financing activities	(574,945)	111,662	213,599

(Decrease) increase in cash and cash equivalents	(1,276,421)	1,294,143	(129,833)
Equity adjustment from foreign currency translation	(123)	2,255	(260)
Cash and cash equivalents, beginning of period	1,332,391	35,993	166,086

Cash and cash equivalents, end of period	$55,847	$1,332,391	$35,993

Supplemental Cash Flow Information:
Cash paid for interest	$24,412	$37,539	$8,640
Supplemental Disclosure of Noncash Investing and Financing Activities:
Receipt of ILEX common stock on sale of equity interest in Millennium & ILEX Partners, L.P.	$10,000	$—	$—
Construction costs for laboratory and office space	9,115	34,422	36,198
Equipment acquired under capital leases	1,598	6,220	24,338
Acquisition of COR Therapeutics, Inc., including direct transaction costs	—	1,833,329	—
Millennium & ILEX Partners, L.P. capital contribution	—	270	4,189
Adjustment to goodwill of LeukoSite, Inc. for contingent consideration settlement	—	—	19,703
Conversion of subordinated debt to common stock	—	—	12,602
Services due from the sale of Cambridge Discovery Chemistry, Inc.	—	—	3,000

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Statements of Stockholders' Equity

	Common Stock				Notes Receivable from Officers	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In Thousands, Except Shares)
Balance at December 31, 2000	213,978,993	$214	$2,203,902	$(1,296)	$(385)	$10,455	$(750,607)	$1,462,283

Net loss	—	—	—	—	—	—	(192,005)	(192,005)
Unrealized gain on marketable securities	—	—	—	—	—	24,176	—	24,176
Foreign currency translation	—	—	—	—	—	(260)	—	(260)

Total comprehensive loss								(168,089)
Issuance of common stock	6,575,592	6	235,179	—	—	—	—	235,185
Issuance of common stock pursuant to conversion of subordinated notes	299,544	—	12,602	—	—	—	—	12,602
Repurchase of common stock	(73,707)	—	(14)	—	—	—	—	(14)
Exercise of stock warrants	52,532	—	—	—	—	—	—	—
Employee stock purchases	3,337,130	4	22,070	—	—	—	—	22,074
Repayment of notes from officers	—	—	—	—	70	—	—	70
Deferred stock compensation	—	—	—	—	—	—	—	—
Stock compensation earned	—	—	—	531	—	—	—	531
401K stock match	119,895	—	3,595	—	—	—	—	3,595

Balance at December 31, 2001	224,289,979	224	2,477,334	(765)	(315)	34,371	(942,612)	$1,568,237

Net loss	—	—	—	—	—	—	(590,193)	(590,193)
Unrealized loss on marketable securities	—	—	—	—	—	(32,507)	—	(32,507)
Foreign currency translation	—	—	—	—	—	2,255	—	2,255

Total comprehensive loss								(620,445)
Issuance of common stock	63,430,074	64	1,927,194	—	—	—	—	1,927,258
Repurchase of common stock	(21,150)	—	(78)	—	—	—	—	(78)
Exercise of stock warrants	101,588	—	—	—	—	—	—	—
Employee stock purchases	2,891,185	3	18,292	—	—	—	—	18,295
Repayment of notes from officers	—	—	—	—	145	—	—	145
Reclassification of notes from former officers	—	—	—	—	170	—	—	170
Stock compensation expense	—	—	165	—	—	—	—	165
Deferred stock compensation	—	—	3,790	(3,790)	—	—	—	—
Write off deferred stock compensation	—	—	(173)	173	—	—	—	—
Stock compensation earned	—	—	—	2,430	—	—	—	2,430
401K stock match	402,554	—	5,516	—	—	—	—	5,516

Balance at December 31, 2002	291,094,230	291	4,432,040	(1,952)	—	4,119	(1,532,805)	2,901,693

Net loss	—	—	—	—	—	—	(483,687)	(483,687)
Unrealized loss on marketable securities	—	—	—	—	—	2,440	—	2,440
Foreign currency translation	—	—	—	—	—	(1,715)	—	(1,715)

Total comprehensive loss								(482,962)
Issuance of common stock	3,658,314	4	28,567	—	—	—	—	28,571
Repurchase of common stock	(187)	—	—	—	—	—	—	—
Exercise of stock warrants	143,504	—	—	—	—	—	—	—
Employee stock purchases	6,697,171	7	44,046	—	—	—	—	44,053
Other common stock transactions	—	—	88	—	—	—	—	88
Restructuring related stock compensation expense	—	—	1,185	—	—	—	—	1,185
Write off deferred stock compensation	—	—	(401)	401	—	—	—	—
Stock compensation earned	—	—	—	1,280	—	—	—	1,280
401K stock match	697,821	—	7,618	—	—	—	—	7,618

Balance at December 31, 2003	302,290,853	$302	$4,513,143	$(271)	$—	$4,844	$(2,016,492)	$2,501,526

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2003

[1] The Company

        Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company") is a leading biopharmaceutical company focused on developing and commercializing breakthrough products in the disease areas of cancer, cardiovascular disease and inflammatory disease. The Company currently has a cancer product and a cardiovascular disease product on the market. The Company also has other potential products in various stages of preclinical and clinical development in all three of its therapeutic disease areas of focus.

        Millennium's strategy is to develop multiple products in several disease areas through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. The Company plans to develop and commercialize many of its products on its own, but will seek development and commercial partners when it believes that this will maximize product value.

[2]    Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Millennium and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in the Company's unconsolidated joint venture in 2001 is accounted for using the equity method (see Note 5).

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

Reclassifications

        In connection with the launch of VELCADE® (bortezomib) for Injection in May 2003 and the recognition of related costs of sales, the Company reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue and certain INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses. Advertising and promotional expenses are expensed as incurred. During the years ended December 31, 2003 and 2002, advertising and promotional expenses were $37.0 million and $15.9 million, respectively. The Company did not incur any advertising and promotional expenses during the year ended December 31, 2001.

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

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2003 and December 31, 2002 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the years ended December 31, 2003 and 2002, the Company recorded realized gains on marketable securities of $6.3 million and $53.4 million, respectively, and realized losses on marketable securities and other investments of $3.3 million and $21.3 million, respectively.

Concentrations of Credit Risk

        Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of investment-grade corporate bonds, asset-backed and U.S. government agency securities. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations.

Segment Information

        Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), establishes standards for the way that public business enterprises report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates in one business segment, which focuses on the development and commercialization of proprietary therapeutic products. All of the Company's product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company's co-promotion revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection.

        Revenues from Ortho Biotech Products, L.P. ("Ortho Biotech") accounted for approximately 11% of consolidated revenues for the year ended December 31, 2003. Revenues from Bayer, AG ("Bayer") accounted for approximately 14%, 22%, and 39% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues from Aventis Pharmaceuticals, Inc. ("Aventis") accounted for approximately 15%, 12% and 16% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues from Monsanto Company ("Monsanto") accounted for approximately 12% and 18% of consolidated revenues for the years ended December 31, 2002 and 2001, respectively. There were no other significant customers in 2003, 2002 and 2001, respectively.

Information Concerning Market and Source of Supply Concentration

        Millennium and Schering-Plough Ltd. and Schering Corporation (collectively "SGP") co-promote INTEGRILIN® (eptifibatide) Injection in the United States and share any profits and losses. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to SGP rights to market INTEGRILIN outside of the United States, and SGP pays the Company royalties based on these sales of INTEGRILIN. The Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is SGP, for the filling and final packaging of INTEGRILIN.

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

        Inventory consists of the following (in thousands):

	December 31, 2003	December 31, 2002
Raw materials	$77,485	$65,039
Work in process	3,382	10,534
Finished goods	29,346	29,773

	$110,213	$105,346

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

        Intangible assets consist of the following (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(62,740)	$435,000	$(29,279)

Core technology	$18,712	$(18,712)	$18,712	$(14,149)
Other	16,560	(16,473)	16,560	(2,037)

Total amortizable intangible assets	35,272	(35,185)	35,272	(16,186)
Total indefinite-lived trademark	59,000	—	59,000	—

	$94,272	$(35,185)	$94,272	$(16,186)

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 4 years

        Amortization expense was approximately $38.9 million, $34.9 million and $64.6 million in 2003, 2002 and 2001, respectively. In addition, in connection with its restructuring initiative discussed in Note 3, the Company recognized an impairment charge of approximately $11.3 million for technology it no longer intends to pursue.

        The Company expects to incur amortization expense of approximately $33.5 million for each of the next five years.

        As required by SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company tests for goodwill impairment annually, on October 1 and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

        On October 1, 2003, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

        The Company adopted SFAS No. 142 effective January 1, 2002 and reclassified amounts to goodwill which were previously allocated to assembled workforce. Upon adoption, the Company ceased the amortization of goodwill.

        The following unaudited pro forma adjusted net losses have been prepared as if SFAS No. 142 had been applied retroactively:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss	$(483,687)	$(590,193)	$(192,005)
Add back: Goodwill amortization	—	—	57,723
Add back: Assembled workforce amortization	—	—	1,180

Adjusted net loss	$(483,687)	$(590,193)	$(133,102)

Amounts per common share, basic and diluted:
Net loss	$(1.63)	$(2.13)	$(0.88)
Add back: Goodwill amortization	—	—	0.26
Add back: Assembled workforce amortization	—	—	0.01

Adjusted net loss	$(1.63)	$(2.13)	$(0.61)

Shares	297,641	277,665	218,937

Revenue Recognition

        The Company recognizes revenue from the sale of its products, co-promotion collaboration and strategic alliances. The Company's revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

  Net product sales

        The Company records product sales of VELCADE® (bortezomib) for Injection when delivery has occurred and title passes to the customer, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale. Costs incurred by the Company for shipping and handling are recorded in cost of goods sold.

  Co-promotion revenue

        Co-promotion revenue includes the Company's share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in co-promotion territories by SGP. Also included in co-promotion revenue are reimbursements from SGP of the Company's manufacturing-related costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company defers certain manufacturing-related expenses until the time SGP ships related product to its customers inside and outside of co-promotion territories. Deferred revenue also includes cash advances from SGP to the Company for the Company's prepayments to its manufacturers of INTEGRILIN.

  Revenue under strategic alliances

        The Company recognizes revenue from nonrefundable license payments, milestone payments and reimbursement of development costs. Nonrefundable upfront fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured.

        Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by the Company are recognized as revenue:

  •
  ratably over the development period if development risk is significant,

  •
  ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated, or

  •
  based upon the level of research services performed during the period of the research contract.

        Milestone payments are recognized as revenue when the performance obligation, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.

        Reimbursements of development costs are recognized as revenue as the related costs are incurred.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income as of December 31, 2003 and 2002 included $4.9 million and $2.4 million, respectively of unrealized gains on marketable securities and $(0.03) million and $1.7 million, respectively, of cumulative foreign currency translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

Stock-Based Compensation

        The Company follows the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with Emerging Issues Task Force ("EITF") 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(483,687)	$(590,193)	$(192,005)
Add: Stock-based compensation as reported in the Statement of Operations	2,465	2,595	531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(68,776)	(140,986)	(202,706)

Pro forma net loss	$(549,998)	$(728,584)	$(394,180)

Amounts per common share:
Basic and diluted—as reported	$(1.63)	$(2.13)	$(0.88)

Basic and diluted—pro forma	$(1.85)	$(2.62)	$(1.80)

        The weighted-average per share fair value of options granted during 2003, 2002 and 2001 was $7.51, $10.81, and $19.36, respectively.

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options			Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected life (years)	5.2	5.5	4.4	0.5	0.5	0.5
Interest rate	2.32%	3.66%	4.35%	1.13%	1.47%	2.90%
Volatility	.85	.87	.87	.85	.87	.87

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Accounting Pronouncements

        In November 2002, the EITF issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21") which addressed certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate accounting units if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003. The Company has not entered into any such arrangements since the effective date of EITF 00-21.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") and in December 2003 issued a revised FIN 46 ("FIN 46R") which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For its interests in variable interest entities created before February 1, 2003, the Company must adopt the provisions of FIN 46 in the first quarter of fiscal 2004 and does not expect the adoption to have a material impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

[3]    Restructuring

        In December 2002, the Company announced the first in a series of steps to realign the Company's resources to become a commercially-focused biopharmaceutical company. The Company discontinued certain discovery research efforts, reduced headcount in its discovery group and began reallocating certain resources to enhance its commercial capabilities. As of December 1, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. These actions resulted in the recognition of restructuring charges in the fourth quarter of 2002 and first quarter of 2003.

        In June 2003, the Company announced a broad, accelerated restructuring plan to focus the Company's resources on product development and commercialization. The plan includes consolidation of research and development facilities, overall headcount reduction to approximately 1,700 employees by the end of 2004 and streamlining of the number of discovery and development projects. Certain of these actions resulted in the recognition of restructuring charges in the second, third and fourth quarters of 2003, including the termination of approximately 700 employees and the vacating of several of the Company's facilities.

        These costs are included in restructuring charges in the statements of operations and accrued expenses and restructuring, net of current portion on the balance sheet at December 31, 2003. The following table displays the restructuring activity and liability balance included in accrued expenses (in thousands):

	Balance at December 31, 2002	Charges	Payments	Asset Impairment	Stock Compensation	Other	Balance at December 31, 2003
Termination benefits	$2,710	$31,417	$(18,061)	$—	$(1,185)	$(742)	$14,139
Facilities	—	63,597	(10,589)	—	—	5,577	58,585
Asset impairment	—	79,752	—	(79,752)	—	—	—
Contract termination	—	15,601	(5,249)	—	—	—	10,352
Other associated costs	82	646	(618)	—	—	—	110

Total	$2,792	$191,013	$(34,517)	$(79,752)	$(1,185)	$4,835	$83,186

	Balance at December 31, 2001	Charges	Payments	Balance at December 31, 2002
Termination benefits	$—	$2,872	$(162)	$2,710
Other associated costs	—	122	(40)	82

Total	$—	$2,994	$(202)	$2,792

        Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring. Charges related to facilities include estimated remaining rental obligations, net of estimated sublease income, for facilities that the Company no longer occupies. Included in other facilities charges is the write-off deferred rent recorded in accordance with SFAS No. 13, "Accounting for Leases." The Company's decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of performing the impairment evaluations, asset impairment charges were recorded to adjust the carrying value of the related long-lived assets to their net realizable values. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

        The projected payments of the remaining balances of the restructuring charges for the year ended December 31, 2003 are approximately $36.6 million in 2004 and $46.6 million thereafter through 2022.

        During 2004, the Company expects to recognize an additional $60.0 million in termination benefits and lease obligations as a result of the restructuring plan, the majority of which will be paid out in cash.

[4]    COR Acquisition

        On February 12, 2002, the Company acquired COR for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR. Through the merger, the Company added approximately 300 new employees and a leased facility in South San Francisco, California and acquired INTEGRILIN® (eptifibatide) Injection for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology. The purchase price calculation was based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted average exercise price of $12.90 were assumed by Millennium pursuant to the merger agreement and converted into options to purchase approximately 6.1 million shares of Millennium common stock.

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

$1,833,329

        The fair value of options assumed was determined using the Black-Scholes method assuming expected lives ranging from one to five years, a risk-free interest rate of 4.35%, volatility of 86.88% and no expected dividends. In accordance with FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25, a portion of the intrinsic value of unvested options of COR has been allocated to deferred stock compensation. Deferred stock compensation is amortized on a straight-line basis over the estimated remaining vesting period of the related options, or approximately five years.

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

$1,833,329

        The Company recorded a one-time, noncash charge to operations in 2002 of $242.0 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. During 2003, the Company discontinued four of the five programs as part of its restructuring initiatives. As of December 31, 2003, the Company expects to incur an additional $45.0 million to $70.0 million of research and development expenses for this project, which the Company expects to complete by 2015.

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

[5]    Revenue and Strategic Alliances

        Historically, the Company has formed strategic alliances with major pharmaceutical companies where its discovery expertise and technology platform are applicable. These agreements include alliances based on the transfer of technology platforms, alliances which combine technology transfer with a focus on a specific disease or therapeutic approach, and disease-focused programs under which the Company conducts research funded by its partners. The Company's disease-based alliances and alliances which combine technology transfer with a disease focus are generally structured as research collaborations. Under these arrangements, the Company performs research in a specific disease area aimed at discoveries leading to novel pharmaceutical (small molecule) products. These alliances generally provide research funding over an initial period, with renewal provisions, varying by agreement.

        Under these agreements, the Company's partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or pay royalties to or in some cases share profits with the Company based upon any product sales resulting from the collaboration. In certain alliances, collaborators may make equity investments in the Company's common stock.

  Product Alliances

        On June 30, 2003, the Company entered into an agreement with Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE® (bortezomib) for Injection. Under the terms of the agreement, the Company retains all commercialization rights to and profits from VELCADE in the U.S. Subject to obtaining regulatory approvals of VELCADE outside of the U.S., Ortho Biotech and its affiliate, Janssen-Cilag, will commercialize VELCADE outside of the U.S. The Company is entitled to royalties from Ortho Biotech and its affiliate Janssen-Cilag on sales, if any, of VELCADE outside of the U.S. The Company also retains an option to co-promote VELCADE at a future date in certain European countries.

        The Company and Ortho Biotech and its research affiliate, Johnson & Johnson Pharmaceutical Research & Development, L.L.C., will jointly engage in an extensive global program for further clinical development of VELCADE® (bortezomib) for Injection with the purpose of maximizing the clinical and commercial potential of VELCADE. This program will investigate the potential of VELCADE to treat multiple forms of solid and hematological cancers, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech is responsible for 40% of the joint development costs through 2005 and for 45% of such costs thereafter.

        In connection with the agreement, the Company received a nonrefundable payment from Ortho Biotech of $15.0 million in July 2003. In addition, the Company may receive payments for achieving clinical development milestones, for achieving regulatory milestones outside of the United States and for achieving agreed-upon sales levels of VELCADE. The Company may also receive additional payments for achieving specified clinical and regulatory approval milestones outside of the United States for additional solid and hematological cancers and for achieving sales milestones outside of the United States. During the year ended December 31, 2003, the Company recognized approximately $33.0 million of milestone payments as revenue under this alliance.

        Through its merger with LeukoSite, Inc. ("LeukoSite") in 1999, the Company became a party to a joint venture agreement with ILEX Products, Inc. ("ILEX") to form Millennium and ILEX Partners, L.P. ("M&I") for the purpose of developing and commercializing the CAMPATH for use in the treatment of chronic lymphocytic leukemia. The Company accounted for its investment in the joint venture under the equity method of accounting. During the year ended December 31, 2001, the Company recognized $3.3 million of revenue from research and development activities performed on behalf of and to be reimbursed by M&I. On December 31, 2001, ILEX Oncology acquired the Company's equity interest in M&I which owns the CAMPATH product in exchange for $20.0 million plus additional consideration contingent upon future sales of CAMPATH. The Company earned $40.0 million of such consideration in each of 2003 and 2002. The Company is entitled to receive additional payments of $40.0 million in 2004 if sales of CAMPATH in the United States meet specified thresholds. In addition, the Company may be entitled to additional payments from ILEX Oncology based on future U.S. sales of CAMPATH.

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

        On March 9, 2001, the Company entered into a strategic alliance with Abbott Laboratories ("Abbott"). This alliance was for a five-year term, and is a research and development collaboration in the area of metabolic diseases. The Company and Abbott agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also included a technology exchange and development agreement and a $250.0 million equity investment agreement. As part of this $250.0 million equity investment agreement, Abbott made investments in 2002 and 2001 totaling $221.4 million. Abbott made the remaining $28.6 million investment in March 2003.

        On August 8, 2003, the Company and Abbott agreed to terminate their alliance covering joint discovery, development and commercialization of certain metabolic disease products in connection with the Company's June 2003 restructuring plan. Included in restructuring charges for the three months ended September 30, 2003 are restructuring charges specifically related to the discontinuation of metabolic research and development, which include termination benefits and costs associated with the Abbott separation agreement.

        On June 22, 2000, the Company entered into an alliance with Aventis, the pharmaceutical company of Aventis S.A., covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of the Company's technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in the Company by Aventis. The companies have agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits in North America. Outside of North America, Aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to the Company. Under a Technology Transfer Agreement, the Company agreed to provide Aventis with rights to its drug discovery technologies in exchange for payments between $160.0 million and $200.0 million over a three to five-year period. Aventis has purchased $250.0 million of the Company's common stock as agreed under an Investment Agreement with the Company.

        On April 22, 2003, Aventis exercised its option to terminate the Technology Transfer Agreement between the Company and Aventis effective on the third anniversary of the Agreement, July 21, 2003. Pursuant to the terms of the Agreement, upon providing this notice to the Company, Aventis paid the Company $40.0 million in consideration for future use of certain Millennium technology transferred to Aventis, which is included in revenue under strategic alliances for the year ended December 31, 2003.

        On October 31, 2003, the research phase of the Company's five year strategic alliance with Bayer concluded. On October 10, 2003, Bayer and Millennium amended the agreement to provide both parties access to certain identified drug targets for a period of seven years. If Bayer successfully develops and commercializes any of these targets discovered in the alliance, Bayer may make success payments and royalties to Millennium on the sale of products generated from the alliance.

        Revenues recognized under the research phase of the Bayer alliance were approximately $45.5 million, $60.1 million and $80.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company recognized the research funding portion of the alliance on a percentage-of-completion basis. The percentage-of-completion was determined at each measurement date based upon the actual full-time equivalents to date as compared to management's estimate of the total full-time equivalents needed to complete the deliverables required by the alliance. In September 2001, the Company revised the estimate of total full-time equivalents required to complete the project downward as a result of productivity improvements made at the Company and changes to the program requirements made by Bayer. During each subsequent reporting period, the Company continued to monitor the full-time equivalent estimate necessary to complete the deliverables and compared the estimate to the actual effort put forth. No further adjustments were necessary and the accounting estimates used approximated actual efforts from September 2001 to the end of the research phase of the agreement, October 31, 2003.

[6]    Marketable Securities

        The following is a summary of available-for-sale securities (in thousands):

	December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$19,299	$76	$—	$19,375
Due in one to three years	638,838	5,414	(534)	643,718
Asset-backed securities
Due in one year or less	12	—	—	12
Due in one to five years	115,369	327	(409)	115,287
Due in six to ten years	3,596	9	(6)	3,599
Due after ten years	21,589	44	(185)	21,448
U.S. government agency securities
Due in one year or less	2,018	11	—	2,029
Due in one to three years	51,606	315	(41)	51,880
Equities	2,258	—	(150)	2,108

	$854,585	$6,196	$(1,325)	$859,456

	December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$7,031	$9	$(7)	$7,033
Due in one to three years	180,935	1,227	(227)	181,935
Asset-backed securities
Due in one year or less	1,297	—	(5)	1,292
Due in one to five years	168,455	2,471	(65)	170,861
Due in six to ten years	10,973	166	—	11,139
Due after ten years	17,505	114	(10)	17,609
U.S. government agency securities
Due in one year or less	—	—	—	—
Due in one to three years	30,587	110	—	30,697
Equities	7,500	—	(1,394)	6,106

	$424,283	$4,097	$(1,708)	$426,672

        The aggregated fair value of investments with unrealized losses was approximately $177.6 million and $70.1 million at December 31, 2003 and 2002, respectively. All such investments have been in an unrealized loss position for less than a year.

[7]    Property and Equipment

        Property and equipment consists of the following at December 31 (in thousands):

	2003	2002
Equipment	$198,978	$195,795
Capitalized software	34,951	26,797
Leasehold improvements	242,645	156,959
Construction in progress	7,152	79,839

	483,726	459,390
Less accumulated depreciation and amortization	252,257	149,065

	$231,469	$310,325

        Depreciation expense, which includes amortization of assets recorded under capital leases, was $68.1 million, $51.6 million and $35.5 million in 2003, 2002 and 2001, respectively.

[8]    Accrued expenses

        Accrued expenses consist of the following at December 31 (in thousands):

	2003	2002
Restructuring	$36,572	$2,792
Payroll & benefits	29,335	22,013
Clinical and preclinical development	21,294	21,167
Premium put obligation	—	54,000
Construction costs	3,283	34,247
Other expenses	43,133	47,099

	$133,617	$181,318

[9]    Commitments

Lease Commitments

        The Company conducts the majority of its operations in leased facilities with a combination of leased and owned equipment. At December 31, 2003 and 2002, respectively, the Company has capitalized leased equipment totaling $89.4 million and $104.8 million, with related accumulated amortization of $66.7 million and $70.5 million. Such amounts are included in the appropriate categories of property and equipment in Note 7.

        The Company leases certain of its laboratory and office space under operating lease agreements with various terms and renewal options, including major facilities with lease expirations ranging from 2004 through 2022. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

        On August 4, 2000, the Company entered into lease agreements, relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002 and the rent obligation on the second building began in July 2003. The Company was responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under EITF 97-10, "The Effect of Lessee Involvement in Asset Construction." In July 2002 and July 2003, upon completion of the construction period of the buildings, respectively, the Company recorded the leases as capital leases.

        At December 31, 2003, the Company has pledged $16.3 million of marketable securities and cash equivalents, included in restricted cash, as collateral for letters of credit for certain leased facilities.

        At December 31, 2003, future minimum commitments under leases with noncancelable terms, including leases for facilities that the Company no longer occupies as part of its restructuring plan, of more than one year are as follows (in thousands):

	Capital Leases	Operating Leases
Year:
2004	$18,401	$40,110
2005	13,361	37,852
2006	6,728	37,464
2007	3,529	36,096
2008	3,529	36,045
Thereafter	99,488	130,522

Total	145,036	$318,089

Less amount representing interest	42,749

Present value of minimum lease payments	102,287
Less current portion of capital lease obligations	14,398

Capital lease obligations, net of current portion	$87,889

        Total rent expense was $53.6 million, $48.7 million and $33.6 million in 2003, 2002 and 2001, respectively.

External Collaborations

        The Company funds research efforts of its strategic alliance and various academic collaborators in connection with its research and development programs. Total future fixed commitments under these agreements approximate $4.7 million in 2004 and $2.9 million in 2005.

        The Company has also made strategic commitments to purchase debt and/or equity securities from certain of its partners. The Company may also owe its partners milestone payments and royalties and the Company has committed to fund development costs incurred by some of its partners. Total future fixed purchases of debt and/or equity commitments under these agreements approximate $19.7 million as of December 31, 2003.

[10]    Convertible Debt

        The Company had the following convertible notes outstanding at December 31, 2003:

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

        In April 2002, the Company amended the 4.5% notes and 5.0% notes to add put options permitting noteholders to require the Company on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes were derivative instruments. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and as such we recorded on the balance sheet at fair value and recognized as a debt financing charge in the 2002 statement of operations. The fair value of the derivative was $54.0 million at December 31, 2002.

        On April 29, 2003, the Company completed the repurchase of $577.8 million of aggregate principal amount of the outstanding 4.5% notes and 5.0% notes for an aggregate payment of approximately $637.1 million, including principal, accrued interest and put premium. Approximately $22.1 million of aggregate principal amount of these notes were not tendered in the offer and remain outstanding as of December 31, 2003. As a result of the repurchase, the Company recorded a charge in 2003 of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 4.5% notes and 5.0% notes, offset by $1.9 million relating to the expired put premium on the untendered notes.

[11]    Stockholders' Equity

Preferred Stock

        The Company has 5,000,000 authorized shares of preferred stock, $0.001 par value, issuable in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Common Stock

        The Company had 500,000,000 authorized shares of common stock, $0.001 par value, and 302,290,853 shares issued and outstanding at December 31, 2003.

Common Stock Warrants

        At December 31, 2003, the Company has outstanding exercisable warrants to purchase 529,154 shares of Common Stock with a weighted-average exercise price of $7.81 per share, which expire through 2007.

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

        The Company's 1993 Incentive Stock Plan (the "1993 Plan") allowed for the granting of incentive and nonstatutory options to purchase up to 21,600,000 shares of common stock. At December 31, 2003, a total of 461,554 shares of common stock have been reserved for the exercise of options outstanding under the 1993 Plan. No options are available for future grant under the 1993 Plan.

        The 1996 Equity Incentive Plan (the "1996 Plan") is substantially consistent with the terms of the 1993 Plan and, as amended, provides for the granting of options to purchase 22,400,000 shares of common stock. At December 31, 2003, a total of 9,483,284 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 1996 Plan.

        The 1997 Equity Incentive Plan (the "1997 Plan"), as amended, provides for the granting of options to purchase 16,000,000 shares of common stock. The terms and conditions of the 1997 Plan are substantially consistent with those of the 1993 Plan and the 1996 Plan. At December 31, 2003, a total of 6,510,034 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 1997 Plan.

        The 2000 Incentive Stock Plan (the "2000 Plan") allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At December 31, 2003, a total of 44,784,878 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 2000 Plan.

        The 1996 Director Option Plan (the "Director Plan") provides for the granting of nonstatutory stock options to non-employee directors. At December 31, 2003, a total of 320,000 shares of common stock have been reserved for the exercise of options outstanding under the Director Plan. No options are available for future grant under the Director Plan.

        Under the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee's compensation or $25,000 in any calendar year. The first offering period began on October 1, 1996. At December 31, 2003, subscriptions were outstanding for an estimated 75,898 shares at $13.35 per share.

        In connection with the February 2002 merger of COR and the Company, COR's 1991 Equity Incentive Plan (the "COR 1991 Plan"), 1994 Equity Incentive Plan (the "COR 1994 Plan") and 1998 Equity Incentive Plan (the "COR 1998 Plan") were assumed by Millennium. In connection with the mergers of MBio and MPMx into the Company, MBio's 1997 Equity Incentive Plan (the "MBio 1997 Plan") and MPMx's 1997 Equity Incentive Plan (the "MPMx 1997 Plan") were assumed by Millennium. In December 1999, in connection with the merger of LeukoSite and the Company, Millennium assumed the LeukoSite 1993 Stock Option Plan (the "LeukoSite 1993 Plan"). The Plans, as assumed, allow for the granting of incentive and nonstatutory options to purchase up to 14,595,425 shares of Millennium common stock. At December 31, 2003, a total of 3,413,494 shares of common stock have been reserved for the exercise of options outstanding under these assumed Plans. No options are available for future grant under the COR 1994 Plan, the COR 1998 Plan, the MBio 1997 Plan, the MPMx 1997 Plan and the LeukoSite 1993 Plan. At December 31, 2003, a total of 3,098,434 shares are available for future grant under the COR 1991 Plan.

        Options granted to employees generally vest over a four-year period. Options granted to consultants and other nonemployees generally vest over the period of service to the Company and the Company records compensation expense equal to the fair value of these options.

        The following table presents the combined activity of the Company's stock plans for the years ended December 31, 2003, 2002 and 2001:

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	2003		2002		2001
Outstanding at January 1	43,847,975	$21.97	33,786,251	$27.41	29,539,240	$25.22
Granted	9,789,968	11.12	17,901,889	14.02	10,173,493	29.19
Exercised	(5,859,807)	6.41	(2,149,746)	5.72	(3,158,480)	5.53
Canceled	(10,959,722)	26.50	(5,690,419)	36.77	(2,768,002)	36.79

Outstanding at December 31	36,818,414	20.21	43,847,975	21.97	33,786,251	27.41

Options exercisable at December 31	22,829,678	$22.80	24,068,039	$21.02	15,250,950	$21.29

        The following table presents weighted-average exercise price and life information about significant option groups outstanding at December 31, 2003 for the above plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.03 - $5.25	3,720,466	3.29	$4.05	3,687,358	$4.08
$5.44 - $6.88	3,701,933	7.84	$6.65	1,553,538	$6.34
$7.06 - $8.44	4,181,817	7.31	$7.95	2,283,012	$8.04
$8.62 - $14.68	6,144,756	8.74	$12.59	2,175,640	$11.86
$14.73 - $18.42	4,747,014	7.86	$16.58	2,514,398	$16.59
$18.65 - $24.51	4,072,112	8.01	$20.92	2,097,633	$21.15
$25.19 - $36.68	3,700,123	7.23	$30.81	2,673,809	$30.89
$37.78 - $44.00	3,823,963	6.50	$42.03	3,384,688	$42.29
$45.00 - $72.56	2,433,155	6.42	$54.98	2,215,824	$54.95
$73.03 - $73.03	293,075	6.75	$73.03	243,778	$73.03

	36,818,414			22,829,678

        At December 31, 2003, an aggregate of 68,600,832 shares of Common Stock were reserved for the exercise of stock options and warrants outstanding and for future grant.

[12]    Income Taxes

        The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 35% to loss before minority interest and provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	2003	2002	2001
Loss before minority interest and provision for income taxes	$(483,687)	$(590,193)	$(191,850)
Expected tax benefit at 35%	$(169,290)	$(206,568)	$(67,148)
Write off of purchased research and development	—	84,700	—
Amortization of goodwill	—	—	17,503
Change in valuation allowance for deferred tax assets allocated to tax expense	164,904	119,602	49,486
Other permanent items	4,386	2,266	159

Income tax provision	$—	$—	$—

        At December 31, 2003, the Company has unused net operating loss carryforwards of approximately $1.2 billion available to reduce federal taxable income expiring in 2004 through 2023 and $1.0 billion available to reduce state taxable income expiring in 2004 through 2008. The Company also has federal and net state research tax credits of approximately $84.9 million available to offset federal and state income taxes, both of which expire beginning in 2004. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits. No income tax payments were made in 2003, 2002 and 2001.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

	2003	2002	2001
Net operating loss carryforwards	$479,076	$443,776	$334,251
Research and development tax credit carryforwards	84,912	78,823	50,651
Capitalized research costs	275,303	185,521	17,507
Property and other intangible assets	67,435	31,340	22,719
Deferred revenue	40,930	53,677	62,005
Accrued restructuring	31,274	1,117	—
Other	13,810	19,824	4,722

Total deferred tax assets	992,740	814,078	491,855
Valuation allowance	(819,003)	(629,041)	(479,636)

Total deferred tax assets	173,737	185,037	12,219

Deferred tax liability:
Intangible assets	(172,504)	(185,888)	—
Unrealized (gain) loss on marketable securities	(1,233)	851	(12,219)

Net deferred tax asset	$—	$—	$—

        The valuation allowance increased by $190.0 million during 2003 due primarily to net operating loss carryforwards from operations and the exercise of stock options as well as differences in the timing of capitalized research costs and restructuring costs for financial accounting and tax purposes. The valuation allowance increased by $149.4 million during 2002 due primarily to the increase in research and development tax credits, net operating loss carryforwards from operations and differences in the timing of capitalized research costs for financial accounting and tax purposes. The deferred tax assets acquired from COR, LeukoSite and ChemGenics are subject to review and possible adjustments by the Internal Revenue Service and may be limited due to the change in ownership provisions of the Internal Revenue Code.

        Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 would be allocated as follows (in thousands):

Reported in the statement of operations	$549,952
Reported as a decrease to goodwill	20,316
Reported in additional paid-in capital	248,735

$819,003

[13]    Related Party Transaction

        In November 2003, the Company sold certain assets, including intellectual property to Portola Pharmaceuticals, Inc. ("Portola"), a company founded and owned in part by a member of Millennium's board of directors. In exchange for these assets, the Company received Portola Series A preferred convertible stock, representing less than a 5% ownership in Portola. The investment in Portola is accounted for using the cost method and is included in other long term assets on the balance sheet at December 31, 2003. In addition, commencing in June 2004, Portola will sublease certain research facilities of the Company in South San Francisco, CA. The Company believes these lease terms are comparable to those that would be available from unaffiliated third parties.

[14]    Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2003	Second Quarter Ended June 30, 2003	Third Quarter Ended September 30, 2003	Fourth Quarter Ended December 31, 2003
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$—	$7,869	$23,046	$28,732
Co-promotion revenue	50,881	53,151	47,855	32,446
Revenue under strategic alliances	30,834	60,702	73,930	24,241

Total revenues	81,715	121,722	144,831	85,419
Costs and expenses:
Cost of goods sold	15,650	15,612	17,763	12,165
Research and development	126,810	130,575	119,741	111,412
Selling, general and administrative	38,429	40,775	43,018	56,607
Restructuring	28,195	65,310	52,736	44,772
Amortization of intangibles	9,676	9,676	9,676	9,862

Total costs and expenses	218,760	261,948	242,934	234,818

Loss from operations	(137,045)	(140,226)	(98,103)	(149,399)
Other income (expense):
Other income, net	(810)	43,579	5,818	2,995
Debt financing charge	—	(10,496)	—	—

Net loss	$(137,855)	$(107,143)	$(92,285)	$(146,404)

Amounts per common share:
Net loss per share, basic and diluted	$(0.47)	$(0.36)	$(0.31)	$(0.49)
Weighted average shares, basic and diluted	292,944	297,231	299,030	301,252

	First Quarter Ended March 31, 2002	Second Quarter Ended June 30, 2002	Third Quarter Ended September 30, 2002	Fourth Quarter Ended December 31, 2002
	(In Thousands, Except Per Share Amounts)
Revenues:
Co-promotion revenue	$22,142	$44,927	$45,035	$47,867
Revenue under strategic alliances	46,457	46,927	50,720	48,958

Total revenues	68,599	91,854	95,755	96,825
Costs and expenses:
Cost of goods sold	6,951	12,631	14,309	13,366
Research and development	101,312	122,430	140,522	146,946
Selling, general and administrative	38,018	45,222	41,844	43,817
Restructuring	—	—	—	2,994
Acquired in-process research and development	242,000	—	—	—
Amortization of intangibles	5,543	9,754	9,810	9,809

Total costs and expenses	393,824	190,037	206,485	216,932

Loss from operations	(325,225)	(98,183)	(110,730)	(120,107)
Other income (expense):
Other income, net	21,364	44,444	11,851	40,393
Debt financing charge	—	(54,000)	—	—

Net loss	$(303,861)	$(107,739)	$(98,879)	$(79,714)

Amounts per common share:
Net loss per share, basic and diluted	$(1.20)	$(0.38)	$(0.35)	$(0.28)
Weighted average shares, basic and diluted	253,901	282,693	285,091	288,500

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The section entitled "Our Executive Officers" in Part I of this annual report contains information about our executive officers.

        We will provide information in response to this item in the proxy statement we will file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2004 annual meeting of stockholders to be held on May 7, 2004. Information about our directors will appear in the section entitled "Proposal One-Election of Directors." Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance." Information about the audit committee of our Board of Directors and the audit committee financial expert will appear in the subsection entitled "Committees of the Board" in the section entitled "Our Corporate Governance." We incorporate here by reference the information contained in those sections of our proxy statement.

        Millennium has adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees, known as the Core Values Handbook. The Core Values Handbook is available on our website at http://www.millennium.com/investors. We intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, our code of business conduct and ethics. Stockholders may request a free copy of the Core Values Handbook by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts 02139.

Item 11.    EXECUTIVE COMPENSATION

        We will provide information about our executive compensation in the sections entitled "Director Compensation," "Compensation of Executive Officers," and "Compensation Committee Report on Executive Compensation" in the proxy statement we will file with the Securities and Exchange Commission in connection with the solicitation of proxies for Millennium's 2004 annual meeting of stockholders to be held on May 7, 2004. We incorporate here by reference the information contained in those sections of our proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We will provide information about security ownership of certain beneficial owners and management required by this item in the sections entitled "Ownership of Our Common Stock" in the proxy statement we will file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on May 7, 2004. We incorporate here by reference the information contained in that section of our proxy statement.

Equity Compensation Plan Information

        This table shows information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2003. For additional information about our equity compensation plans, see Note 11 of our consolidated financial statements included in Item 8 of this Form 10-K. As required by SEC rules, we include in footnote (2) to this table a brief description of the material features of our equity compensation plans that have not been approved by Millennium stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	33,404,920	$20.47	28,982,905	(4)
Equity compensation plans not approved by security holders (2)(3)	2,381,452	$17.20	3,098,434
Total	35,786,372	$20.25	32,081,339	(4)

(1)
Includes our:

•
1993 Incentive Stock Plan

•
1996 Equity Incentive Plan

•
1997 Equity Incentive Plan

•
1996 Director Option Plan

•
2000 Stock Incentive Plan

•
1996 Employee Stock Purchase Plan

(2)
Includes our:

•
COR Therapeutics, Inc. 1991 Equity Incentive Plan which we assumed in our merger with COR Therapeutics, Inc. and which is an ongoing plan. Under this plan, COR issued incentive stock options, satisfying Section 422 of the Internal Revenue Code, or ISOs, to employees and nonqualified stock options, or NQOs, stock bonuses and restricted stock awards to employees, directors and consultants. We may continue to issue NQOs, stock bonuses and restricted stock awards under this plan. Options and restricted stock awards may be granted at not less than the fair market value of our common stock on the date of grant and stock bonuses are issued for no consideration or nominal consideration. Options, restricted stock awards and stock bonuses are exercisable only under the conditions that our Board of Directors establishes, but generally include a requirement for continued employment or service. Options granted under this plan have been made exercisable over a period of between three and five years. Some restricted stock awards granted under this plan by COR were fully vested upon issuance and others contained a lapsing right of repurchase whereby we maintain a right to repurchase a portion of the shares for a period of approximately one year from the date of grant. The plan provides for full vesting of options and restricted stock awards held by employees who terminate their employment due to a constructive termination or are terminated without cause within the period one month before and 24 months after of a change of control. Upon termination of employment or specified other relationships with us, options issued under the plan remain exercisable for a period of three months and we have the right to repurchase any portion of a restricted stock award subject to our right to repurchase for a period of three months. As of December 31, 2003 there were 3,098,434 shares reserved for future issuance under the plan (not including 1,776,046 shares issuable upon exercise of outstanding options).

  •
  1997 Equity Incentive Plan of Millennium BioTherapeutics, Inc. which we assumed in our merger with Millennium BioTherapeutics, Inc. and under which we subsequently issued options. No additional options may be issued under this plan. Under this plan, ISOs were issued to our employees and NQOs and restricted stock awards were granted to our employees, directors, consultants and advisors. Options and restricted stock awards were granted at not less than the fair market value of our common stock on the date of grant and were made exercisable only under the conditions that our Board of Directors established, but generally included a requirement for continued employment or service. Options granted under this plan are exercisable for a maximum period of ten years. New hire grants are typically exercisable on the first anniversary of the grant date for 25% of the shares granted and an additional 2.083% monthly for three years thereafter and grants to current employees are typically exercisable monthly for 2.083% beginning one month from the date of grant. Restricted stock awards granted under this plan contain a lapsing right of repurchase whereby we maintain a right to repurchase 100% the common stock until the first anniversary of the grant date, 75% of the common stock immediately thereafter and reduced by an additional 2.083% monthly for three years thereafter. This plan was amended in December 2002 to provide for full vesting of options and restricted stock awards for holders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after of a change of control. Upon termination of employment, options issued under the plan remain exercisable for a period of thirty days and we have the right to repurchase any portion of a restricted stock awards subject to our right to repurchase for a period of three months.

  •
  SAYE Plan which we have terminated except as to currently outstanding options for the issuance of a total of 9,607 shares of common stock. Prior to our termination of the SAYE Plan, our employees in the United Kingdom who worked at least 25 hours per week had the opportunity to purchase, through payroll deductions not exceeding £250 per month, shares of our common stock at a 15% discount to market price.

(3)
Does not include outstanding options to purchase 1,041,649 shares of our common stock under certain equity plans assumed through various mergers and acquisitions. At December 31, 2003, these assumed options had a weighted average exercise price of $18.80 per share. No additional options may be issued under these assumed plans.

(4)
In addition to stock options, under our 2000 Stock Incentive Plan we may issue restricted stock or similar awards, limited to no more than 5% of the maximum cumulative number of shares reserved under the Plan. As of December 31, 2003 there were 21,347,122 shares reserved for future issuance under the plan, not including 23,437,756 subject to outstanding options.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We will provide the information required by this item in the section entitled "Certain Relationships and Related Transactions" in the proxy statement we will file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on May 7, 2004. We incorporate here by reference the information contained in that section of our proxy statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We will provide the information required by this item in the section entitled "Independent Auditors" in the proxy statement we will file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on May 7, 2004. We incorporate here by reference the information contained in that section of our proxy statement.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are included as part of this Annual Report on Form 10-K.

1.
Financial Statements:

  2.
  All schedules are omitted as the information required is either inapplicable or is presented in the consolidated financial statements and/or the related notes.

  3.
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b)
The following current reports on Form 8-K were filed by Millennium from October 1, 2003 through December 31, 2003.

1.
We furnished a Current Report on Form 8-K to the Securities and Exchange Commission on October 15, 2003, pursuant to Item 12, containing a press release we issued on October 15, 2003 to report our financial results for the quarter ended September 30, 2003.

        The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: the Millennium "M" logo and design (registered), Millennium®, VELCADE® and INTEGRILIN®. CAMPATH® is a registered trademark of ILEX Pharmaceuticals, L.P. ReoPro® (abciximab) is a trademark of Eli Lilly & Company. Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc. Thalomid® (thalidomide) is a trademark of Celgene Corporation. Angiomax® (bivalirudin) is a trademark of The Medicines Company. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC.
Date: March 10, 2004	By:	/s/ MARK J. LEVIN Mark J. Levin Chairperson, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. LEVIN Mark J. Levin	Chairperson of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 10, 2004
/s/ KENNETH M. BATE Kenneth M. Bate	Executive Vice President, Head of Commercial Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004
/s/ VAUGHN M. KAILIAN Vaughn M. Kailian	Vice Chairperson and Director	March 10, 2004
/s/ EUGENE CORDES Eugene Cordes	Director	March 10, 2004
/s/ SHAUN R. COUGHLIN Shaun R. Coughlin	Director	March 10, 2004
/s/ GINGER L. GRAHAM Ginger L. Graham	Director	March 10, 2004
/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	March 10, 2004
/s/ CHARLES J. HOMCY Charles J. Homcy	Director	March 10, 2004

/s/ RAJU S. KUCHERLAPATI Raju S. Kucherlapati	Director	March 10, 2004
/s/ ERIC S. LANDER Eric S. Lander	Director	March 10, 2004
/s/ EDWARD D. MILLER Edward D. Miller	Director	March 10, 2004
/s/ NORMAN C. SELBY Norman C. Selby	Director	March 10, 2004
/s/ KENNETH E. WEG Kenneth E. Weg	Director	March 10, 2004

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC filing date	Exhibit number	Filed with this 10-K
	Articles of Incorporation and By-laws
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-Q 8-K 10-Q	06/20/1996 04/13/2000 04/19/2001	4.1 3 3.1
3.2	Amended and Restated Bylaws of the Company, as amended	10-Q 10-Q 10-Q	06/20/1996 05/02/2000 11/09/2000	4.2 3.1 3.1
	Instruments defining the rights of security holders, including indentures
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A (333-02490)	05/02/1996	4.1
4.2	Indenture, dated as of January 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee relating to the 5.50% Convertible Subordinated Notes due January 15, 2007 (including the form of debenture)	10-K	02/25/2000	4.2
4.3	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	04/05/2001	4.1
4.4	(a) Indenture, dated February 24, 2000, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), as Trustee, relating to the 5.00% Convertible Subordinated Notes due March 1, 2007	(a)10-Q*	05/10/2000	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)8-K	02/13/2002	4.5
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)8-K	02/13/2002	4.6
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.2
4.5	(a) Indenture, dated June 11, 2001, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (as successor to Firstar Bank, N.A.), as Trustee, relating to the 4.50% Convertible Senior Notes due June 15, 2006	(a)10-Q*	08/03/2001	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)S-3 (333-82654)	02/13/2002	4.2
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)S-3 (333-82654)	02/13/2002	4.3
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.1

	Material contracts—financing agreements
10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/1996 08/14/1997 02/25/2000 03/15/2001	10.2 10.9 10.3,10.4 10.2
	Material contracts—real estate
10.2	Agreement between Owner and Contractor by and between the Company and Walsh Brothers Incorporated dated as of April 25, 2002 for 40 Landsdowne Street, Cambridge, Massachusetts	10-K	03/07/2003	10.3
	Material contracts—research and development/collaboration agreements
10.3	(a) Collaboration and License Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals, Inc., as amended†	(a)10-Q 10-Q	07/26/2000 10/25/2001	10.1 10.3
	(b) Second Amendment effective as of December 22, 2002 dated April 22, 2003 to Collaboration and License Agreement†	(b)10-Q	08/12/2003	10.1
	(c) Technology Development Agreement dated June 22, 2000†	(c)10-Q	07/26/2000	10.2
	(d) Registration Rights Agreement dated June 22, 2000	(d)10-Q	07/26/2000	10.4
	Material contracts—CAMPATH®
10.4	Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., mHoldings Trust and the Company	10-Q**	11/02/2001	10.1
	Material contracts—INTEGRILIN® (eptifibatide) Injection
10.5	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Société Anonyme, dated July 27, 1994, as amended†	10-Q*	11/13/1998	10.24 10.25 10.26 10.27 10.28 10.29
10.6	New Long Term Supply Agreement between the Company and Solvay, Société Anonyme, dated January 1, 2003†	10-K	03/07/2003	10.9
10.7	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended†	10-Q* 10-K* 10-K* 10-Q* 10-Q*	08/08/1995 03/25/1999 03/30/2000 08/10/2000 11/08/2000	10.41 10.33 10.35 10.1 10.1, 10.2

10.8	Letter agreement dated June 4, 2002 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†				X
10.9	Addendum to Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 1, 2003†				X
10.10	Letter agreement dated November 3, 2003 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†				X
	Material contracts—VELCADE® (bortezomib) for Injection
10.11	Patent License Agreement between the Public Health Service and the Company dated December 2, 2002†				X
10.12	Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003†	10-Q	08/12/2003	10.2
	Material contracts—miscellaneous
10.13	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000	10-Q*	05/10/2000	10.2
10.14	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., and Needham & Company, Inc., dated June 11, 2001	10-Q*	08/03/2001	10.2
10.15	Registration Rights Agreement dated January 20, 2000 between the Company and Goldman, Sachs & Co., ING Barings LLC, FleetBoston Robertson Stephens Inc., and Credit Suisse First Boston Corporation	10-K	02/25/2000	10.29

	Material contracts—management contracts and compensatory plans
10.16	2000 Stock Incentive Plan, as amended #	10-K	03/07/2003	10.14
10.17	1997 Equity Incentive Plan, as amended #	10-K	03/07/2003	10.15
10.18	1996 Equity Incentive Plan, as amended #	10-K	03/07/2003	10.16
10.19	1996 Director Option Plan #	S-1/A (333-02490)	04/09/1996	10.1
10.20	Millennium Pharmaceuticals, Inc. SAYE Plan #	10-K	03/07/2002	10.33
10.21	1996 Employee Stock Purchase Plan, as amended #				X
10.22	1993 Incentive Stock Plan, as amended#	10-K	03/07/2003	10.20
10.23	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc. #	10-Q*	05/09/2001	10.2
10.24	1994 Non-employee Directors' Stock Option Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc. #	10-Q*	05/09/2001	10.4
10.25	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium BioTherapeutics, Inc. #	10-K	03/07/2003	10.23
10.26	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium Predictive Medicine, Inc. #	10-K	03/07/2003	10.24
10.27	Form of Employment Offer Letter entered into with certain executive officers of the Company, together with a schedule of parties thereto #	10-K	03/07/2003	10.25
10.28	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Vaughn M. Kailian, Charles J. Homcy, Shaun R. Coughlin and Ginger L. Graham #	S-1 (33-40627)*	05/16/1991	10.1
10.29	Form of Key Employee Change in Control Severance Plan between the Company (as successor to COR Therapeutics, Inc.) and Vaughn M. Kailian and Charles J. Homcy #	10-Q*	11/04/1999	10.1
10.30	Employment Agreement between the Company and Vaughn M. Kailian #	10-K	03/07/2003	10.28
10.31	Letter agreement dated March 1, 2004 between the Company and Vaughn M. Kailian #				X
10.32	Employment Agreement between the Company and Charles J. Homcy #	10-K	03/07/2003	10.29
10.33	Letter agreement dated November 7, 2003 between the Company and Charles J. Homcy #				X

21	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP, Independent Auditors	X
Additional Exhibits
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Statement Pursuant to 18 U.S.C. §1350	X
32.2	Statement Pursuant to 18 U.S.C. §1350	X

#
Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

†
Confidential treatment requested as to certain portions

*
COR Therapeutics, Inc. filing (Commission file no. 0-19290)

**
ILEX Oncology, Inc. filing (Commission file no. 0-22147)