Form 10-Q
period 2004-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2004-05-10
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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
Yes |X| No |_|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on May 6, 2004: 304,749,995

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

The following Millennium trademarks are used in this Quarterly Report on Form 10-Q: Millennium®, the Millennium “M” logo and design (registered), Millennium Pharmaceuticals™, VELCADE® (bortezomib) for Injection, and INTEGRILIN® (eptifibatide) Injection. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries. CAMPATH® is a registered trademark of ILEX Pharmaceuticals, L.P., ReoPro® (abciximab) is a trademark of Eli Lilly & Company, Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc., Thalomid® (thalidomide) is a trademark of Celgene Corporation and Angiomax® (bivalirudin) is a trademark of The Medicines Company. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,338	$55,847
Marketable securities	837,493	859,456
Accounts receivable	104,873	59,025
Inventory	107,386	110,213
Prepaid expenses and other current assets	28,377	30,207

Total current assets	1,079,467	1,114,748
Property and equipment, net	222,773	231,469
Restricted cash	14,944	16,297
Other assets	14,521	14,767
Goodwill	1,202,037	1,201,635
Developed technology, net	363,894	372,260
Intangible assets, net	59,075	59,087

Total assets	$2,956,711	$3,010,263

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,842	$27,341
Accrued expenses	89,979	97,045
Current portion of accrued restructuring	33,440	36,572
Current portion of deferred revenue	71,257	80,402
Current portion of capital lease obligations	12,873	14,398

Total current liabilities	229,391	255,758
Accrued restructuring, net of current portion	43,130	46,614
Deferred revenue, net of current portion	12,684	13,015
Capital lease obligations, net of current portion	85,339	87,889
Long term debt, net of current portion	105,461	105,461

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 304,305 shares at March 31, 2004 and 302,291 shares at December 31, 2003 issued and outstanding	304	302
Additional paid-in capital	4,528,802	4,513,143
Deferred compensation	(101)	(271)
Accumulated other comprehensive income	8,780	4,844
Accumulated deficit	(2,057,079)	(2,016,492)

Total stockholders' equity	2,480,706	2,501,526

Total liabilities and stockholders' equity	$2,956,711	$3,010,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2004	2003
(in thousands, except per share amounts)

Revenues:
Net product sales	$29,648	$—
Co-promotion revenue	47,826	50,881
Revenue under strategic alliances	15,091	30,834

Total revenues	92,565	81,715

Costs and expenses:
Cost of sales	15,771	15,650
Research and development	96,278	126,810
Selling, general and administrative	44,829	38,429
Restructuring	11,593	28,195
Amortization of intangibles	8,378	9,676

Total costs and expenses	176,849	218,760

Loss from operations	(84,284)	(137,045)
Other income (expense):
Investment income	6,388	9,607
Interest expense	(2,691)	(10,417)
Gain on sale of equity interest in joint venture	40,000	—

Net loss	$(40,587)	$(137,855)

Amounts per common share:
Net loss, basic and diluted	$(0.13)	$(0.47)

Weighted average shares, basic and diluted	303,412	292,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2004	2003
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(40,587)	$(137,855)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	22,486	25,650
Restructuring	(15)	20,785
Amortization of deferred financing costs	123	1,030
Realized (gain) loss on marketable securities, net	(433)	22
Stock compensation expense	2,073	3,328
Changes in operating assets and liabilities:
Accounts receivable	(45,847)	(13,917)
Inventory	2,827	(5,938)
Prepaid expenses and other current assets	1,830	2,653
Restricted cash and other assets	498	24,730
Accounts payable and accrued expenses	(18,299)	(16,326)
Deferred revenue	(9,476)	(9,790)

Net cash used in operating activities	(84,820)	(105,628)

Cash Flows from Investing Activities:
Investments in marketable securities	(135,402)	(793,879)
Proceeds from sales and maturities of marketable securities	163,400	42,256
Purchases of property and equipment	(6,723)	(15,906)
Other investing activities	(313)	—

Net cash provided by (used in) investing activities	20,962	(767,529)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and exercises of warrants	—	28,571
Net proceeds from employee stock purchases	13,736	5,532
Principal payments on capital leases	(4,075)	(4,031)

Net cash provided by financing activities	9,661	30,072

Decrease in cash and cash equivalents	(54,197)	(843,085)
Equity adjustment from foreign currency translation	(312)	(585)
Cash and cash equivalents, beginning of period	55,847	1,332,391

Cash and cash equivalents, end of period	$1,338	$488,721

Supplemental Cash Flow Information:
Cash paid for interest	$3,814	$10,571

Supplemental Disclosure of Noncash Investing and Financing Activities:
Equipment acquired under capital leases	$—	$1,598
Construction costs for laboratory and office space	—	1,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.        Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2004.

2.        Summary of Significant Accounting Policies

Reclassifications

        In connection with the launch of VELCADE® (bortezomib) for Injection in May 2003 and the recognition of related costs of sales, the Company reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of sales so that cost of sales now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue. Certain INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses. Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

        Advertising and promotional expenses are expensed as incurred. During the three months ended March 31, 2004 and 2003, advertising and promotional expenses were $8.8 million and $6.8 million, respectively.

Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2004 and December 31, 2003 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended March 31, 2004 and 2003, the Company recorded realized gains on marketable securities of $0.7 million and $0.04 million, respectively, and realized losses on marketable securities of $0.3 million and $0.06 million, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Segment Information

        Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for the way that public business enterprises report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates in one business segment, which focuses on the development and commercialization of proprietary therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company’s co-promotion revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection.

        Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”) accounted for approximately 10% of consolidated revenues for the three months ended March 31, 2004. Revenues from Bayer, AG (“Bayer”) accounted for approximately 1% and 22% of consolidated revenues for the three months ended March 31, 2004 and 2003, respectively. Revenues from Aventis Pharmaceuticals, Inc. (“Aventis”) accounted for approximately 2% and 13% of consolidated revenues for the three months ended March 31, 2004 and 2003, respectively. There were no other significant customers in the three months ended March 31, 2004 and 2003, respectively.

Information Concerning Market and Source of Supply Concentration

        The Company and Schering-Plough Ltd. and Schering Corporation (collectively “SGP”) co-promote INTEGRILIN in the United States and share any profits and losses. INTEGRILIN has received regulatory approval in the European Union and a number of other countries for various indications. The Company has exclusively licensed to SGP rights to market INTEGRILIN outside of the United States, and SGP pays the Company royalties based on these sales of INTEGRILIN. The Company has long-term supply arrangements with two suppliers for the bulk product and with another two suppliers, one of which is SGP, for the filling and final packaging of INTEGRILIN.

Inventory

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$79,672	$77,485
Work in process	9,238	3,382
Finished goods	18,476	29,346

	$107,386	$110,213

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Intangible assets consist of the following (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(71,106)	$435,000	$(62,740)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	16,560	(16,485)	16,560	(16,473)

Total amortizable intangible assets	35,272	(35,197)	35,272	(35,185)
Total indefinite-lived trademark	59,000	—	59,000	—

	$94,272	$(35,197)	$94,272	$(35,185)

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 4 years

        Amortization expense for the three months ended March 31, 2004 and 2003 was approximately $8.4 million and $9.7 million, respectively. In addition, in connection with its restructuring initiative discussed in Note 3, the Company recognized an impairment charge in the three months ended March 31, 2003 of approximately $11.3 million for technology it no longer intends to pursue.

        As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company tests for goodwill impairment annually, on October 1, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

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

Revenue Recognition

        The Company recognizes revenue from the sale of its products, co-promotion collaboration and strategic alliances. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

   Net product sales

        The Company records product sales of VELCADE® (bortezomib) for Injection when delivery has occurred and title passes to the customer, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale. Costs incurred by the Company for shipping and handling are recorded in cost of sales.

   Co-promotion revenue

        Co-promotion revenue includes the Company’s share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in co-promotion territories by SGP. Also included in co-promotion revenue are reimbursements from SGP of the Company’s manufacturing-related costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company defers certain manufacturing-related expenses until the time SGP ships related product to its customers inside and outside of co-promotion territories. Deferred revenue also includes cash advances from SGP to the Company for the Company’s prepayments to its manufacturers of INTEGRILIN.

   Revenue under strategic alliances

        The Company recognizes revenue from nonrefundable license payments, milestone payments and reimbursement of research and development costs. Nonrefundable upfront fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured.

        Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of research and development, manufacturing or other commercialization efforts by the Company are recognized as revenue:

•	ratably over the development period if development risk is significant,

•	ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated, or

•	based upon the level of research services performed during the period of the research contract.

        Milestone payments are recognized as revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related technology, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.

        Reimbursements of research and development costs are recognized as revenue as the related costs are incurred.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options, warrants and convertible debt would be antidilutive.

Comprehensive Loss

        Comprehensive loss was $36.7 million and $134.3 million for the three months ended March 31, 2004 and 2003, respectively. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income as of March 31, 2004 and December 31, 2003 included $9.1 million and $4.9 million, respectively of unrealized gains on marketable securities and $(0.3) million and $(0.03) million, respectively, of cumulative foreign currency translation adjustments.

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

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss	$(40,587)	$(137,855)
Add: Stock-based compensation as reported in the Statement of Operations	97	445
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16,053)	(19,374)

Pro forma net loss	$(56,543)	$(156,784)

Amounts per common share:
Basic and diluted - as reported	$(0.13)	$(0.47)
Basic and diluted - pro forma	$(0.19)	$(0.54)

        The weighted-average per share fair value of options granted during the three months ended March 31, 2004 and 2003 was $12.10 and $4.90, respectively.

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Expected life (years)	5.5	5.5	0.5	0.5
Interest rate	2.62%	2.51%	0.96%	1.27%
Volatility	.82	.86	.82	.86

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) and in December 2003 issued a revised FIN 46 (“FIN 46R”) which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For its interests in variable interest entities created before February 1, 2003, the Company adopted FIN 46 in the first quarter of fiscal 2004 and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

3.        Restructuring

        In December 2002 and June 2003, the Company took steps to realign the Company’s resources to become a commercially-focused biopharmaceutical company. The Company discontinued certain discovery research efforts, reduced overall headcount, primarily in its discovery group and consolidated its research and development facilities. As of December 1, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. These actions resulted in the recognition of restructuring charges in the fourth quarter of 2002 and the year ended 2003. During 2004, the Company will continue to recognize additional restructuring charges primarily related to lease obligations and termination benefits as part of its overall restructuring plan.

        These costs are included in restructuring charges in the statements of operations and current and long term restructuring liabilities on the balance sheet at March 31, 2004. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2003	Charges	Payments	Stock Compensation	Other	Balance at March 31, 2004
Termination benefits	$14,139	$794	$(7,223)	$(20)	$—	$7,690
Facilities	58,585	10,138	(5,865)	—	343	63,201
Asset impairment	—	(35)	—	—	35	—
Contract termination	10,352	633	(5,333)	—	—	5,652
Other associated costs	110	63	(146)	—	—	27

Total	$83,186	$11,593	$(18,567)	$(20)	$378	$76,570

        The projected payments of the remaining balances of the restructuring charges at March 31, 2004 are approximately $33.4 million due through March 31, 2005 and $43.1 million thereafter through 2022.

        Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring. Charges related to facilities include estimated remaining rental obligations, net of estimated sublease income, for facilities that the Company no longer occupies. Included in other facilities charges is the write-off of deferred rent recorded in accordance with SFAS No. 13, “Accounting for Leases.” The Company’s decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Disposal of Long-Lived Assets.” As a result of performing the impairment evaluations, asset impairment charges were recorded to adjust the carrying value of the related long-lived assets to their net realizable values. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

4.        Revenue and Strategic Alliances

        The Company has entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic products. These alliances provide us with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or share profits if our collaborations are successful in developing and commercializing products.

        Under these agreements, the Company’s partners may make up-front payments, additional payments upon the achievement of specific research and product development milestones, ongoing research funding and/or pay royalties to or in some cases share profits with the Company based upon any product sales resulting from the collaboration. In certain alliances, collaborators may make equity investments in the Company’s common stock.

   Product Alliances

        Through its merger with LeukoSite, Inc. (“LeukoSite”) in 1999, the Company became a party to a joint venture agreement with ILEX Products, Inc. (“ILEX”) to form Millennium & ILEX Partners, L.P. (“M&I”) for the purpose of developing and commercializing the CAMPATH® (alemtuzumab) humanized monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. The Company accounted for its investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX Oncology acquired the Company’s equity interest in M&I which owns the CAMPATH product in exchange for $20.0 million plus additional consideration contingent upon future sales of CAMPATH. The Company earned $40.0 million of such consideration in each of 2004, 2003 and 2002. In addition, the Company could be entitled to additional payments from ILEX Oncology if future U.S. sales of CAMPATH meet pre-defined thresholds.

5        Convertible Debt

        The Company had the following convertible notes outstanding at March 31, 2004:

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

6.        Subsequent Event

        In April 2004, the European Commission granted Marketing Authorization for VELCADE® (bortezomib) for Injection for the treatment of patients with multiple myeloma who have received at least two prior therapies and have demonstrated disease progression on their last therapy. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. On May 1, 2004, VELCADE was also approved for marketing when the ten accession member countries officially joined the European Union.

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

Overview

        We have set aggressive goals for 2004 and during the first quarter we have made significant progress towards achieving these goals. We experienced a 13% increase in revenue this quarter compared to the first quarter of 2003 driven by sales of VELCADE, which reached $100.0 million in cumulative sales in April 2004, making VELCADE one of the strongest cancer product launches in history. Net loss has decreased from $137.9 million for the three months ended March 31, 2003 to $40.6 million for the same period in 2004. Our financial position remains strong, with $838.8 million in cash, cash equivalents and marketable securities.

        In December 2002 and June 2003, we took steps to realign our resources to become a commercially-focused biopharmaceutical company. We discontinued certain discovery research efforts, reduced overall headcount, primarily in our discovery group, streamlined our discovery and development projects and consolidated our research and development facilities. As a result of this restructuring and other cost containment efforts, our total costs and expenses have decreased 19% from the first quarter of 2003 to the first quarter of 2004.

        In addition to our two marketed products, VELCADE and INTEGRILIN® (eptifibatide) Injection, we have ten drug candidates in clinical development. Our strategy is to develop multiple products in our disease areas of focus, cancer, cardiovascular disease and inflammatory disease, through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. We plan to advance the clinical development of these drug candidates based on our assessment of their market potential, the results of clinical trials and our available resources. We plan to develop and commercialize many of our products on our own in the United States, but will seek development and commercial collaborators outside of the United States when we believe that this will maximize product value.

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

        In April 2004, the European Commission granted Marketing Authorization for VELCADE for the treatment of patients with multiple myeloma who have received at least two prior therapies and have demonstrated disease progression on their last therapy. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. On May 1, 2004, VELCADE was also approved for marketing when the ten accession member countries officially joined the European Union.

Our Ortho Biotech Collaboration

        On June 30, 2003, we entered into an agreement with Ortho Biotech Products, L.P., or Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to and profits from VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. We are entitled to distribution fees from Ortho Biotech and its affiliates on sales of VELCADE® (bortezomib) for Injection outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in certain European countries.

        Under this agreement, we are engaged with Ortho Biotech in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the clinical and commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech is responsible for 40% of the joint development costs through 2005 and for 45% of those costs after 2005. In addition, we may receive payments from Ortho Biotech for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

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

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K filed with the SEC on March 10, 2004, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

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

        We recognize revenue from the sales of VELCADE in the U.S. when delivery has occurred and title has transferred to the wholesalers. Allowances are recorded as a reduction to product sales for product returns and discounts at the time of sale. The allowances are based primarily on historical trends in the pharmaceutical industry for similar products and discounts included in our agreements with wholesalers. As we continue to develop company specific experience, our estimates are continually reviewed. If actual future results vary, we may need to adjust our estimates, which could have an impact on the timing and amount of revenue to be recognized.

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

        Nonrefundable upfront licensing fees and certain guaranteed, time-based payments that require continuing involvement in the form of research and development, manufacturing or other commercialization efforts by us are recognized as strategic alliance revenue:

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

        Reimbursements of research and development costs are recognized as strategic alliance revenue as the related costs are incurred.

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

        At March 31, 2004 and December 31, 2003, inventory does not include any amounts for products that have not yet been approved for sale.

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

Goodwill

        On October 1, 2003, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR Therapeutics, Inc., or COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which could result in a material impairment charge to our statement of operations.

Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) and in December 2003 issued a revised FIN 46 (“FIN 46R”) which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 in the first quarter of fiscal 2004 and the adoption did not have a material impact on our financial position or results of operations for our interests in variable interest entities created before February 1, 2003.

Reclassifications

        In connection with the launch of VELCADE® (bortezomib) for Injection in May 2003 and the recognition of the related costs of sales, we reclassified certain INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of sales so that cost of sales now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue. Certain INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses.

        Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

Results of Operations

	Three Months Ended March 31,		Percentage Change 2004/2003
	2004	2003
	(unaudited)
(in thousands, except per share amounts)

Revenues:
Net product sales	$29,648	$—	—
Co-promotion revenue	47,826	50,881	(6)%
Revenue under strategic alliances	15,091	30,834	(51)%

Total revenues	92,565	81,715	13%

Costs and expenses:
Cost of sales	15,771	15,650	1%
Research and development	96,278	126,810	(24)%
Selling, general and administrative	44,829	38,429	17%
Restructuring	11,593	28,195	(59)%
Amortization of intangibles	8,378	9,676	(13)%

Total costs and expenses	176,849	218,760	(19)%

Loss from operations	(84,284)	(137,045)	(38)%

Other income (expense):
Investment income	6,388	9,607	(34)%
Interest expense	(2,691)	(10,417)	(74)%
Gain on sale of equity interest in joint venture	40,000	—	—

Net loss	$(40,587)	$(137,855)	(71)%

Amounts per common share:
Net loss, basic and diluted	$(0.13)	$(0.47)

Weighted average shares, basic and diluted	303,412	292,944

Net Loss and Loss Per Share

        For the three months ended March 31, 2004, (the “2004 Quarterly Period”), we reported a net loss of $40.6 million, or $0.13 per basic and diluted share, compared to a net loss of $137.9 million, or $0.47 per basic and diluted share for the three months ended March 31, 2003 (the “2003 Quarterly Period”). The decrease in net loss was primarily due to the $40.0 million of additional consideration earned upon the achievement of predetermined sales targets of CAMPATH® (alemtuzumab) humanized monoclonal antibody, decreased operating expenses as a result of our restructuring initiative, lower restructuring expenses and increased revenues.

Revenues

        Revenues increased 13% to $92.6 million in the 2004 Quarterly Period from $81.7 million in the 2003 Quarterly Period. We received FDA approval to market VELCADE® (bortezomib) for Injection and began shipping to wholesalers in May 2003. Net product sales of VELCADE were $29.6 million in the 2004 Quarterly Period, reflecting distribution of product into the supply channel and moderate growth from the fourth quarter of 2003. Future product sales are subject to risk and uncertainties, including physician adoption rates and future trial results. Product sales from VELCADE represent approximately 32% of our total revenue in the 2004 Quarterly Period.

        Co-promotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, was $47.8 million for the 2004 Quarterly Period compared to $50.9 million for the 2003 Quarterly Period. Worldwide sales of INTEGRILIN in the 2004 Quarterly Period, as provided to us by SGP, were $73.0 million, an 18% percent decrease over sales for the 2003 Quarterly Period. The 6% decrease in co-promotion revenue is primarily attributable to the decrease in product sales in the United States, offset in part by higher net reimbursement from SGP to us under our collaboration agreement.

        Revenue under strategic alliances decreased 51% to $15.1 million in the 2004 Quarterly Period from $30.8 million in the 2003 Quarterly Period. The decrease is primarily attributable to the October 2003 conclusion of the research phase of the Bayer agreement and the April 2003 termination of the Aventis Pharmaceuticals, Inc. technology transfer agreement. This decrease is partially offset by increased development reimbursement revenue and clinical development milestone revenue under our alliance with Ortho Biotech. We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, commercialize additional products subject to obtaining required regulatory approvals and enter into new commercial alliances and our discovery-focused alliances conclude.

Cost of Sales

        Cost of sales remained relatively unchanged from the 2003 Quarterly Period and includes manufacturing-related expenses associated with the sale of VELCADE® (bortezomib) for Injection and INTEGRILIN.

Research and development

        Research and development expenses decreased 24% to $96.3 million in the 2004 Quarterly Period from $126.8 million in the 2003 Quarterly Period. This decrease reflects the financial benefits of our 2003 restructuring efforts, including reductions in discovery personnel and personnel-related costs.

        In addition to our ongoing clinical trials of INTEGRILIN and VELCADE, we have ten drug candidates in clinical development with five identified as high priorities. The following chart summarizes the clinical trials of these ten drug candidates, the applicable disease indication and the current trial status of the program. High priority candidates are denoted with an asterisk.

Product Description	Disease Indication	Current Trial Status

Cancer
*MLN2704 is a targeting monoclonal antibody vehicle	Prostate cancer	Phase I/Phase II

*MLN944 is a novel DNA-targeting agent	Solid tumors	Phase I

MLN518 is a small molecule that selectively inhibits F1t-3	Acute myeloid leukemia	Phase I

MLN591RL is a de-immunized radio-labeled murine monoclonal antibody that specifically recognizes the PSMA (prostate specific membrane antigen)	Prostate cancer	Phase I

MLN576 is a small molecule with DNA-targeting activity	Solid tumors	Phase I

Product Description	Disease Indication	Current Trial Status

Cardiovascular Diseases
*MLN2222 is a recombinant protein that is designed to block both the C3 and C5 convertases	Patients undergoing cardiac surgeries	Phase I

MLN519 is a small molecule proteasome inhibitor	Stroke	Phase I

Inflammatory Diseases
*MLN1202 is a humanized monoclonal antibody directed against CCR2	Chronic inflammatory diseases such as rheumatoid arthritis and multiple sclerosis	Phase II

*MLN3897 is a small molecule directed against CCR1	Chronic inflammatory diseases such as rheumatoid arthritis	Phase I

MLN02 is a humanized monoclonal antibody directed against the alpha4ß7 receptor	Crohn's disease Ulcerative colitis	Phase II Phase II

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

Selling, General and Administrative

        Selling, general and administrative expenses increased 17% to $44.8 million in the 2004 Quarterly Period from $38.4 million in the 2003 Quarterly Period. The increase reflects the net impact of increased selling and marketing expenses related to the launch of VELCADE® (bortezomib) for Injection and the expansion of the Millennium-SGP sales force for INTEGRILIN® (eptifibatide) Injection partially offset by decreased expenses in corporate general and administrative functions.

Restructuring

        In December 2002 and June 2003, we took steps to focus our resources on development and commercialization. Our restructuring plan includes consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. As a result, we have recorded restructuring charges of $11.6 million in the 2004 Quarterly Period and $28.2 million in the 2003 Quarterly Period related to remaining rental obligations on facilities that we have vacated, asset impairments, personnel costs and contract termination. Charges related to facilities include the estimated remaining rental obligation, net of estimated sublease income, for facilities that we no longer occupy. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. We anticipate additional restructuring charges in future periods as we continue to execute our restructuring plan. These charges will primarily include additional facilities and personnel costs relating to one-time termination benefits that meet certain requirements.

Amortization of Intangibles

        Amortization of intangible assets decreased 13% to $8.4 million in the 2004 Quarterly Period from $9.7 million in the 2003 Quarterly Period as the specifically identified intangible assets from our LeukoSite, Inc., or

LeukoSite, acquisition were fully amortized as of December 2003. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015.

Investment Income

        Investment income decreased 34% to $6.4 million in the 2004 Quarterly Period from $9.6 million in the 2003 Quarterly Period. The decrease is primarily attributable to a lower average balance of invested funds in the 2004 Quarterly Period, offset by more favorable market conditions resulting in higher yields.

Interest Expense

        Interest expense decreased 74% to $2.7 million in the 2004 Quarterly Period from $10.4 million in the 2003 Quarterly Period, reflecting the April 2003 repurchase of $577.8 million aggregate principal amount of our 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share and our 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share.

Gain on Sale of Equity Interest in Joint Venture

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium & ILEX Partners, L.P., or M&I, for development of CAMPATH® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the second quarters of 2003 and 2002, we recorded additional gains of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of CAMPATH. During the 2004 Quarterly Period, we recorded our final $40.0 million gain on our sale of this equity interest based upon the achievement of predetermined sales targets of CAMPATH for 2004 that entitled us to this additional consideration under the terms of our agreement with ILEX. In addition, we could be entitled to additional payments from ILEX if future sales of CAMPATH in the United States meet pre-defined sales thresholds.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic commitments to purchase debt and equity securities from some of our alliance collaborators in accordance with our Board of Directors’ approved policies and our business needs. These investment commitments are generally in smaller companies. We may lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We have committed to fund development costs incurred by some of our partners.

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

•	revenues and margins from sales of VELCADE® (bortezomib) for Injection, INTEGRILIN® (eptifibatide) Injection and other products and services for which we may obtain marketing approval in the future or which are sold by companies that may owe us royalty, milestone, distribution or other payments on account of such products;

•	the success of our clinical and preclinical development programs;

•	the receptivity of the capital markets to financings by biopharmaceutical companies; and

•	our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations.

        As of March 31, 2004 we had $838.8 million in cash, cash equivalents and marketable securities. This excludes $14.9 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of March 31, 2004 which serve as collateral for letters of credit securing leased facilities.

(in thousands)	March 31, 2004	December 31, 2003

Cash, cash equivalents and marketable securities	$838,831	$915,303
Working capital	850,076	858,990

	Three Months Ended
	March 31, 2004	March 31, 2003

Cash provided by (used in):
Operating activities	$(84,820)	$(105,628)
Investing activities	20,962	(767,529)
Financing activities	9,661	30,072
Capital expenditures (included in investing activities above)	(6,723)	(15,906)

Cash Flows

        We used $84.8 million of cash in operating activities in the 2004 Quarterly Period and $105.6 million in the 2003 Quarterly Period. The principal use of cash in operating activities in both 2004 and 2003 was to fund our net loss. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

        Investing activities provided $21.0 million in the 2004 Quarterly Period. The principal source of funds during the 2004 Quarterly Period was from the sale of marketable securities. We used $767.5 million of cash in investing activities in the 2003 Quarterly Period as we reinvested our cash into our securities portfolio. The decrease from the 2003 Quarterly Period of approximately $9.2 million in purchases of property and equipment is a result of the consolidation of our research and development activities as part of our restructuring initiative and timing of our expenditures.

        Financing activities provided $9.7 million in the 2004 Quarterly Period and $30.1 million in the 2003 Quarterly Period. The principal sources were from the sales of common stock to our employees in both the 2004 and 2003 Periods, as well as the sales of common stock to Abbott Laboratories, Inc. in the 2003 Quarterly Period.

        We believe that our existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our product sales, co-promotion revenue and current strategic alliances will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        Our major outstanding contractual obligations relate to our facilities leases, convertible notes, capital leases from equipment financings and commitments to purchase debt and equity securities from certain collaborators.

        There have been no significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2003.

        As of March 31, 2004, we did not have any financing arrangements that were not reflected in our balance sheet.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, potential acquisitions, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will” and similar expressions to help identify forward-looking statements.

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

        VELCADE is currently approved for marketing in the United States and the countries of the European Union. If we are not able to obtain approval to market VELCADE in additional countries, we will lose the opportunity to sell in those countries and will not be able to earn potential milestone payments under our agreement with Ortho Biotech or collect potential distribution fees on sales of VELCADE by Ortho Biotech in those countries.

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

        Our revenues over the next several years will be materially dependent on the commercial success of INTEGRILIN, which has been on the market in the United States since June 1998, and VELCADE, which was approved by the FDA in May 2003 and commercially launched in the United States shortly after that date. Marketing of INTEGRILIN outside the United States commenced in mid-1999. Demand for GP IIb-IIIa inhibitors, such as INTEGRILIN, has been flattening since the beginning of 2003, although we have seen an increase in demand for INTEGRILIN since the third quarter of 2003. Because of the recent introduction of VELCADE, we have very limited experience as to the sales levels of this product. Our business plan contemplates obtaining marketing authorization to sell VELCADE® (bortezomib) for Injection outside the United States and the European Union for the treatment of patients with multiple myeloma, and both in the United States and abroad for other indications. We will be adversely affected if VELCADE does not receive such approvals.

We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

•	we do not obtain regulatory approval to sell VELCADE in additional countries or for additional therapeutic uses;

•	physicians reduce prescribing GP IIb-IIIa inhibitors, such as INTEGRILIN® (eptifibatide) Injection, for the current indications of INTEGRILIN or fail to use GP IIb-IIIa inhibitors earlier in treatment and in the percutaneous coronary intervention setting; or

•	the sales of VELCADE or INTEGRILIN do not meet our expectations.

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

        With respect to VELCADE, we face competition from Celgene Corporation’s Thalomid® (thalidomide) and its derivatives, a treatment for complications associated with leprosy which is increasingly used for multiple myeloma based on data published in peer-reviewed publications. Celgene Corporation recently filed an sNDA for thalidomide for the treatment of multiple myeloma that was accepted by the FDA for review. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

Sales of INTEGRILIN® (eptifibatide) Injection and possibly VELCADE® (bortezomib) for Injection in particular reporting periods may be affected by fluctuations in allowances and buying patterns.

        A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. These changes may not reflect underlying prescriber demand. Additionally, we and our commercial partners make provisions at the time of sale of both VELCADE and INTEGRILIN for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. To the extent these allowances are incorrect, we may need to adjust our estimates which could have a material impact on the timing and amount of revenue we are able to recognize from these sales.

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

Because our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans, it is possible that our discovery process will not result in commercial products or services.

        The process of discovering drugs based upon genomics and other new technologies is new and evolving rapidly. We focus a portion of our research on diseases that may be linked to several or many genes working in combination or to unprecedented targets. Both we and the general scientific and medical communities have only a limited understanding of the role that genes play in these diseases. To date, we have not commercialized any products discovered through our genomics research, and we may not be successful in doing so in the future. In addition, relatively few products based on gene discoveries have been developed and commercialized by others. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses.

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

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. For example, in December 2003, we decided to stop further accrual to a phase II trial examining VELCADE® (bortezomib) for Injection in colorectal cancer because interim findings produced results that did not meet the pre-specified efficacy criteria for continuation of study accrual.

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

        We have incurred losses of $40.6 million for the three months ended March 31, 2004 and losses of $137.9 million for the three months ended March 31, 2003 and losses of $483.7 million for the year ended December 31, 2003 and $590.2 million for the year ended December 31, 2002 and $192.0 million for the year ended December 31, 2001. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products. We will also require substantial funds to meet our obligations to our collaborators and maximize the prospective benefits to us from our alliances, manufacture and market products and services that are approved for commercial sale, including INTEGRILIN® (eptifibatide) Injection and VELCADE, and meet our debt service obligations. Additional financing may not be available when we need it or may not be available on favorable terms.

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

        At March 31, 2004, we had approximately $105.5 million of outstanding convertible debt and $98.2 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $16.9 million over the next three years, assuming our convertible debt remains outstanding until maturity.

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

        We market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with SGP and will develop and commercialize VELCADE® (bortezomib) for Injection outside of the United States through an alliance with Ortho Biotech Products, L.P., a wholly owned subsidiary of Johnson & Johnson. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE, and with SGP for the ongoing development of INTEGRILIN. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

        Our MLN02 product candidate is a humanized monoclonal antibody. We are aware of third-party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using humanized or modified antibodies. We are also aware of third-party patents and patent applications relating to manufacturing processes for humanized or modified antibodies, products thereof and materials useful in such processes. With respect to MLN2704 and MLN1202, also humanized monoclonal antibodies, we are also aware of third-party patent applications relating to anti-PSMA antibodies, in the case of MLN2704, and anti-CCR-2 antibodies, in the case of MLN1202.

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

        We are marketing and selling VELCADE in the United States solely through our recently hired cancer-specific sales force and without a collaborator. Our success in selling VELCADE will depend heavily on the performance of this sales force. In the European Union and subject to approval in other areas outside the United States, Ortho Biotech or its affiliates will market VELCADE in those areas and as a result our ability to earn revenue related to VELCADE outside of the United States will depend heavily on Ortho Biotech.

        We have a specialty cardiovascular sales force that markets INTEGRILIN® (eptifibatide) Injection with SGP in the United States. SGP also markets INTEGRILIN outside of the United States. Our success in receiving co-promotion revenue from sales of INTEGRILIN will depend heavily on the marketing efforts of these sales forces.

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

        In the European Union, an affiliate of Ortho Biotech will perform packaging for European sales of VELCADE and as a result we will be substantially dependent on Ortho Biotech’s ability to manufacture for these areas.

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

        We have one manufacturer that currently performs fill/finish services for INTEGRILIN® (eptifibatide) Injection. We have identified alternative fill/finish and packaging suppliers to serve as future sources of supply for the United States and international markets. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our supply requirements for INTEGRILIN for the foreseeable future, the inability of this manufacturer to continue its fill/finish services or our inability to secure alternative manufacturers could adversely affect the supply of INTEGRILIN and, thereby, harm our results of operations.

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

        In particular, third-party payors could lower the amount that they will reimburse hospitals or doctors to treat the conditions for which the FDA has approved INTEGRILIN or VELCADE® (bortezomib) for Injection. If they do, pricing levels or sales volumes of INTEGRILIN or VELCADE may decrease. In addition, if we fail to comply with the rules applicable to the Medicaid and Medicare programs, we could be subject to the imposition of civil or criminal penalties or exclusion from these programs.

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

        Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. In particular, INTEGRILIN® (eptifibatide) Injection and VELCADE® (bortezomib) for Injection are administered to patients with serious diseases who have a high incidence of mortality. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles, co-insurance requirements and coverage limitations and the market for such insurance is becoming more restrictive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

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

        The trading price of our common stock has been volatile, and may be volatile in the future. During 2003, our common stock traded as high as $19.05 per share and as low as $6.24 per share. Factors such as announcements of our or our competitors’ operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $14.2 million decrease in the fair value of our investments as of March 31, 2004. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of March 31, 2004, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of March 31, 2004.

        As of March 31, 2004 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.        Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)	Reports on Forms 8-K

         The following Current Reports on Form 8-K were filed or furnished by us during the three months ended March 31, 2004.

1.	We filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 12, 2004, to report, pursuant to Item 5, that on January 12, 2004, we issued a press release.

2.	We furnished a Current Report on Form 8-K to the Securities and Exchange Commission on January 27, 2004, pursuant to Item 12, containing a press release we issued on January 27, 2004 to report our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: May 10, 2004	By	/s/ KENNETH M. BATE

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