Form 10-Q
period 2004-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2004-08-04
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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
Yes |X| No |_|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on August 2, 2004: 305,099,660

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

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

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,525	$55,847
Marketable securities	808,774	859,456
Accounts receivable	104,886	59,025
Inventory	102,040	110,213
Prepaid expenses and other current assets	17,790	30,207

Total current assets	1,041,015	1,114,748
Property and equipment, net	224,440	231,469
Restricted cash	14,944	16,297
Other assets	14,215	14,767
Goodwill	1,202,510	1,201,635
Developed technology, net	355,529	372,260
Intangible assets, net	62,562	59,087

Total assets	$2,915,215	$3,010,263

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,989	$27,341
Accrued expenses	95,604	97,045
Current portion of restructuring	36,286	36,572
Current portion of deferred revenue	66,510	80,402
Current portion of capital lease obligations	11,787	14,398

Total current liabilities	241,176	255,758
Restructuring, net of current portion	54,666	46,614
Deferred revenue, net of current portion	12,353	13,015
Capital lease obligations, net of current portion	82,519	87,889
Long term debt	105,461	105,461

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 304,982 shares at June 30, 2004 and 302,291 shares at December 31, 2003 issued and outstanding	305	302
Additional paid-in capital	4,535,753	4,513,143
Deferred compensation	—	(271)
Accumulated other comprehensive income (loss)	(6,030)	4,844
Accumulated deficit	(2,110,988)	(2,016,492)

Total stockholders' equity	2,419,040	2,501,526

Total liabilities and stockholders' equity	$2,915,215	$3,010,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)

Revenues:
Net product sales	$34,972	$7,869	$64,620	$7,869
Co-promotion revenue	48,651	53,151	96,477	104,032
Revenue under strategic alliances	61,697	60,702	76,788	91,536

Total revenues	145,320	121,722	237,885	203,437

Costs and expenses:
Cost of sales	18,061	15,612	33,832	31,261
Research and development	104,382	130,575	200,660	257,385
Selling, general and administrative	46,768	40,775	91,597	79,205
Restructuring	25,191	65,310	36,784	93,505
Amortization of intangibles	8,378	9,676	16,756	19,352

Total costs and expenses	202,780	261,948	379,629	480,708

Loss from operations	(57,460)	(140,226)	(141,744)	(277,271)

Other income (expense):
Investment income, net	6,147	8,697	12,535	18,304
Interest expense	(2,596)	(5,118)	(5,287)	(15,535)
Gain on sale of equity interest in joint venture	—	40,000	40,000	40,000
Debt financing charge	—	(10,496)	—	(10,496)

Net loss	$(53,909)	$(107,143)	$(94,496)	$(244,998)

Amounts per common share:
Net loss per share, basic and diluted	$(0.18)	$(0.36)	$(0.31)	$(0.83)

Weighted average shares, basic and diluted	304,714	297,231	304,063	295,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2004	2003
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(94,496)	$(244,998)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	46,109	51,684
Restructuring	202	71,804
Amortization of deferred financing costs	244	11,956
Realized gain on marketable securities, net	(920)	(959)
Stock compensation expense	3,533	5,204
Changes in operating assets and liabilities:
Accounts receivable	(45,861)	(87,796)
Inventory	8,173	(5,943)
Prepaid expenses and other current assets	5,962	(1,890)
Restricted cash and other assets	683	25,000
Accounts payable and accrued expenses	8,526	9,531
Deferred revenue	(14,554)	10,036

Net cash used in operating activities	(82,399)	(156,371)

Cash Flows from Investing Activities:
Investments in marketable securities	(227,393)	(848,319)
Proceeds from sales and maturities of marketable securities	269,800	348,187
Purchases of property and equipment	(23,532)	(38,851)
Other investing activities	4,186	(704)

Net cash provided by (used in) investing activities	23,061	(539,687)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	—	28,571
Net proceeds from employee stock purchases	19,322	16,190
Repayment of principal of long-term obligations, including payment of debt premium	—	(629,880)
Principal payments on capital leases	(7,980)	(8,427)

Net cash provided by (used in) financing activities	11,342	(593,546)

Decrease in cash and cash equivalents	(47,996)	(1,289,604)
Equity adjustment from foreign currency translation	(326)	706
Cash and cash equivalents, beginning of period	55,847	1,332,391

Cash and cash equivalents, end of period	$7,525	$43,493

Supplemental Cash Flow Information:
Cash paid for interest	$4,990	$19,313

Supplemental Disclosure of Noncash Investing and Financing Activities:
Construction costs for laboratory and office space	$—	$3,921
Equipment acquired under capital leases	—	1,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2004.

2.     Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2004 and December 31, 2003 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended June 30, 2004 and 2003, the Company recorded realized gains on marketable securities of $0.6 million and $3.1 million, respectively, and realized losses on marketable securities and other investments of $0.1 million and $2.1 million, respectively. During the six months ended June 30, 2004 and 2003, the Company recorded realized gains on marketable securities of $1.3 million and $3.1 million, respectively, and realized losses on marketable securities and other investments of $0.4 million and $2.2 million, respectively.

   Segment Information

        Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public business enterprises report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates in one business segment, which focuses on the research, development and commercialization of proprietary therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company’s co-promotion revenue is currently related to sales of INTEGRILIN® (eptifibatide) Injection. The remainder of the Company’s total revenues is currently related to its strategic alliances.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”) accounted for approximately 39% and 28% of total revenues for the three and six months ended June 30, 2004, respectively. The Company did not recognize significant revenues from Ortho Biotech for the three and six months ended June 30, 2003. Revenues from Bayer, AG (“Bayer”) accounted for approximately 1% and 14% of total revenues for the three months ended June 30, 2004 and 2003, respectively, and 1% and 17% of total revenues for the six months ended June 30, 2004 and 2003, respectively. Revenues from Aventis Pharmaceuticals, Inc. (“Aventis”) accounted for approximately 1% and 34% of total revenues for the three months ended June 30, 2004 and 2003, respectively, and 2% and 25% of total revenues for the six months ended June 30, 2004 and 2003, respectively. There were no other significant customers under strategic alliances in the three and six months ended June 30, 2004 and 2003, respectively.

Information Concerning Market and Source of Supply Concentration

        INTEGRILIN® (eptifibatide) Injection has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and Schering-Plough Ltd. and Schering Corporation (collectively “SGP”) co-promote INTEGRILIN in the United States and share any profits and losses. The Company exclusively licensed to SGP rights to market INTEGRILIN outside of the United States, and SGP pays the Company royalties based on these sales of INTEGRILIN. In June 2004, the Company announced an agreement to acquire from SGP the rights to market the product in Europe and a new agreement with GlaxoSmithKline plc (“GSK”). SGP will continue to co-promote the product in the United States with the Company as well as exclusively market the product in areas outside of the United States and Europe. Under the agreement with GSK, GSK will exclusively market INTEGRILIN in Europe upon the approved transfer of marketing authorizations, which is anticipated to be complete by December 2004. SGP will continue to promote and sell INTEGRILIN in Europe until the transfer is complete.

        The Company has supply arrangements with two suppliers for the bulk product and with another two suppliers for the filling and final packaging of INTEGRILIN.

Inventory

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$79,912	$77,485
Work in process	5,749	3,382
Finished goods	16,379	29,346

	$102,040	$110,213

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Intangible assets consist of the following (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(79,471)	$435,000	$(62,740)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	20,060	(16,498)	16,560	(16,473)

Total amortizable intangible assets	38,772	(35,210)	35,272	(35,185)
Total indefinite-lived trademark	59,000	—	59,000	—

	$97,772	$(35,210)	$94,272	$(35,185)

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

        Amortization expense for the three months ended June 30, 2004 and 2003 was approximately $8.4 million and $9.7 million, respectively. Amortization expense for the six months ended June 30, 2004 and 2003 was approximately $16.8 million and $19.4 million, respectively. In addition, in connection with its restructuring initiative discussed in Note 3, the Company recognized an impairment charge in the six months ended June 30, 2003 of approximately $11.3 million for technology it no longer intends to pursue.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

   Net product sales

        The Company records product sales of VELCADE® (bortezomib) for Injection when delivery has occurred, title passes to the customer, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale. Costs incurred by the Company for shipping and handling are recorded in cost of sales.

   Co-promotion revenue

        Co-promotion revenue includes the Company’s share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in co-promotion territories by SGP. Also included in co-promotion revenue are reimbursements from SGP of the Company’s manufacturing-related costs, development costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company defers certain manufacturing-related expenses until the time SGP ships related product to its customers inside and outside of co-promotion territories. Deferred revenue also includes cash advances from SGP to the Company for the Company’s prepayments to its manufacturers of INTEGRILIN.

   Revenue under strategic alliances

        The Company recognizes revenue from nonrefundable license payments, milestone payments, royalties and reimbursement of research and development costs. Nonrefundable upfront fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured.

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

        Royalties are recognized as revenue when earned.

        Reimbursements of research and development costs are recognized as revenue as the related costs are incurred.

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended June 30, 2004 and 2003, advertising and promotional expenses were $10.8 million and $7.9 million, respectively. During the six months ended June 30, 2004 and 2003, advertising and promotional expenses were $19.6 million and $14.7 million, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

Comprehensive Loss

        Comprehensive loss was $68.7 million and $101.7 million for the three months ended June 30, 2004 and 2003, respectively. Comprehensive loss was $105.4 million and $236.0 million for the six months ended June 30, 2004 and 2003, respectively. Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income (loss) as of June 30, 2004 and December 31, 2003 included unrealized losses of $5.7 million and unrealized gains of $4.9 million on marketable securities, respectively, and $(0.3) million and $(0.03) million, respectively, of cumulative foreign currency translation adjustments.

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

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(53,909)	$(107,143)	$(94,496)	$(244,998)
Add: Stock-based compensation as reported in the Statement of Operations	174	426	271	869
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(18,070)	(24,927)	(34,123)	(44,300)

Pro forma net loss	$(71,805)	$(131,644)	$(128,348)	$(288,429)

Amounts per common share:
Basic and diluted - as reported	$(0.18)	$(0.36)	$(0.31)	$(0.83)
Basic and diluted - pro forma	$(0.24)	$(0.44)	$(0.42)	$(0.98)

        The weighted-average per share fair value of options granted during the three months ended June 30, 2004 and 2003 was $6.17 and $9.38, respectively, and during the six months ended June 30, 2004 and 2003 was $11.34 and $5.45, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options				Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	5.5	5.4	5.5	5.5	0.5	0.5	0.5	0.5
Interest rate	3.01%	2.28%	2.68%	2.48%	2.13%	1.17%	2.13%	1.17%
Volatility	.81	.85	.82	.86	.82	.86	.82	.86

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) and in December 2003 issued a revised FIN 46 (“FIN 46R”) which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For its interests in variable interest entities created before February 1, 2003, the Company adopted FIN 46 in the first quarter of fiscal 2004 and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

3.     Restructuring

        In December 2002 and June 2003, the Company took steps to realign its resources to become a commercially-focused biopharmaceutical company. The Company discontinued certain discovery research efforts, reduced overall headcount, primarily in its discovery group and consolidated its research and development facilities. As of December 1, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. These actions resulted in the recognition of restructuring charges in the fourth quarter of 2002, the year ended 2003 and the first six months of 2004. During the remainder of 2004 and 2005, the Company will continue to recognize additional restructuring charges primarily related to lease obligations as part of its overall restructuring plan.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        These costs are included in restructuring charges in the statements of operations and current and long term restructuring liabilities on the balance sheet at June 30, 2004. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2003	Charges	Payments	Stock Compensation	Other	Balance at June 30, 2004
Termination benefits	$14,139	$1,341	$(11,178)	$(22)	$—	$4,280
Facilities	58,585	34,473	(13,541)	—	1,803	81,320
Asset impairment	—	165	—	—	(165)	—
Contract termination	10,352	633	(5,333)	—	(300)	5,352
Other associated costs	110	172	(282)	—	—	—

Total	$83,186	$36,784	$(30,334)	$(22)	$1,338	$90,952

        The projected payments of the remaining restructuring liabilities at June 30, 2004 are approximately $36.3 million due through June 30, 2005 and $54.7 million thereafter through 2022.

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

4.     Revenue and Strategic Alliances

        The Company has entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic products. These alliances provide the Company with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide certain additional payments contingent upon its achievement of research and regulatory milestones and royalties and/or share profits if the Company’s collaborations are successful in developing and commercializing products.

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

Product Alliances

        In June 2004, the Company executed an agreement with GSK under which GSK will exclusively market INTEGRILIN® (eptifibatide) Injection in Europe. The commercialization alliance is designed to provide significant sales and marketing support to capitalize on market opportunities for INTEGRILIN in Europe. Under the terms of the agreement, the Company is entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of certain objectives.

        GSK will actively commercialize INTEGRILIN in Europe upon the approved transfer of marketing authorizations, which is anticipated to be complete by December 2004. The execution of this agreement between the Company and GSK for INTEGRILIN follows the Company’s acquisition of the rights to market the product in

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Europe from its partner SGP. SGP will continue to promote and sell INTEGRILIN® (eptifibatide) Injection in Europe until the transfer is complete.

        SGP will continue to co-promote INTEGRILIN with the Company in the United States and sell the product in all other territories outside Europe, and will continue to pay the Company royalties on INTEGRILIN sales outside of the United States and Europe.

          During the three months ended June 30, 2004, the Company recognized $50.0 million of milestone payments under its alliance with Ortho Biotech relating to VELCADE® (bortezomib) for Injection approval in the European Union and the achievement of agreed-upon sales levels of VELCADE.

        Through its merger with LeukoSite, Inc. (“LeukoSite”) in 1999, the Company became a party to a joint venture agreement with ILEX Products, Inc. (“ILEX”) to form Millennium & ILEX Partners, L.P. (“M&I”) for the purpose of developing and commercializing the Campath® (alemtuzumab) humanized monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. The Company accounted for its investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX Oncology acquired the Company’s equity interest in M&I which owns the Campath product in exchange for $20.0 million plus additional consideration contingent upon future sales of Campath through 2004. The Company earned $40.0 million of such consideration in each of 2004, 2003 and 2002.

5.     Convertible Debt

        The Company had the following convertible notes outstanding at June 30, 2004:

•	$16.3 million of principal of 5.0% convertible subordinated notes due March 1, 2007, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”);

•	$5.9 million of principal of 4.5% convertible senior notes due June 15, 2006, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”); and

•	$83.3 million of principal of 5.5% convertible subordinated notes due January 15, 2007, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $42.07 per share (the “5.5% notes”).

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

Overview

        We have set aggressive goals for 2004 and during the first half of the year we have made significant progress towards achieving these goals. Our net loss decreased from $107.1 million for the three months ended June 30, 2003 to $53.9 million for the same period in 2004, driven by decreased restructuring charges, decreased research and development expenses and increased total revenues. Our financial position remains strong, with $816.3 million in cash, cash equivalents and marketable securities.

        In December 2002 and June 2003, we took steps to realign our resources to become a commercially-focused biopharmaceutical company. We discontinued certain discovery research efforts, reduced overall headcount, primarily in our discovery group, streamlined our discovery and development projects and consolidated our research and development facilities. As a result of this restructuring and other cost containment efforts, our total costs and expenses, excluding restructuring charges, have decreased approximately 10% from the second quarter of 2003 to the second quarter of 2004.

        In addition to our two marketed products, VELCADE and INTEGRILIN® (eptifibatide) Injection, we have ten drug candidates in clinical development. Our strategy is to develop multiple products in our disease areas of focus, including cancer, cardiovascular and inflammation, through clinical trials and regulatory approvals and to be involved in the marketing and sale of many of these products. We plan to advance the clinical development of these drug candidates based on our assessment of their market potential, the results of clinical trials and our available resources. We plan to develop and commercialize many of our products on our own in the United States, but will seek development and commercial collaborators outside of the United States when we believe that this will maximize product value.

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

        In April 2004, the European Commission granted Marketing Authorization for VELCADE for the treatment of patients with multiple myeloma who have received at least two prior therapies and have demonstrated disease progression on their last therapy. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. On May 1, 2004, VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union.

Ortho Biotech Collaboration

        In June 2003, we entered into an agreement with Ortho Biotech Products, L.P., or Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to and profits from VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. We receive distribution fees from Ortho Biotech and its affiliates on sales of

VELCADE ® (bortezomib) for Injection outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in certain European countries.

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

INTEGRILIN® (eptifibatide) Injection

        In collaboration with Schering-Plough Corporation and Schering-Plough Ltd., together referred to as SGP, INTEGRILIN is currently marketed in the United States, in all member states of the European Union and in other countries, including Argentina, Australia, Brazil, Canada, India, Japan, Mexico, Singapore, South Africa, Switzerland and Thailand.

        In June 2004, we announced an agreement with GlaxoSmithKline plc, or GSK, in which GSK will exclusively market INTEGRILIN in Europe. This commercialization alliance is designed to provide significant sales and marketing support to capitalize on market opportunities for INTEGRILIN in Europe. Under the terms of the agreement, we are entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of certain objectives.

        GSK will actively commercialize INTEGRILIN in Europe upon the approved transfer of marketing authorizations, which is anticipated to be complete by December 2004. The execution of this agreement between us and GSK for INTEGRILIN follows our acquisition of the rights to market the product in Europe from SGP. SGP will continue to promote and sell INTEGRILIN in Europe until the transfer is complete.

        SGP will continue to co-promote INTEGRILIN with us in the United States and sell the product in all other territories outside Europe, and will continue to pay us royalties on INTEGRILIN sales outside of the United States and Europe.

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

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K, filed with the SEC on March 10, 2004, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue

        We recognize revenue from the sale of our products, our co-promotion collaboration and strategic alliances. Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

        We recognize revenue from the sales of VELCADE® (bortezomib) for Injection in the United States when delivery has occurred and title has transferred to the wholesalers. Allowances are recorded as a reduction to product sales for product returns and discounts at the time of sale. The allowances are based primarily on historical trends in the pharmaceutical industry for similar products and discounts included in our agreements with wholesalers. As we continue to develop company specific experience, our estimates are continually reviewed. If actual future results vary, we may need to adjust our estimates, which could have an impact on the timing and amount of revenue to be recognized.

        We recognize co-promotion revenue based on SGP’s reported shipments of INTEGRILIN® (eptifibatide) Injection to wholesalers. Co-promotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our manufacturing-related costs, development costs, advertising and promotional expenses and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. We communicate with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. We also communicate with SGP to estimate royalties earned on sales outside of the co-promotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with our collaborator. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

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

        Royalties are recognized as revenue when earned.

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

Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, or FIN 46, and in December 2003 issued a revised FIN 46, or FIN 46R, which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 in the first quarter of fiscal 2004 and the adoption did not have a material impact on our financial position or results of operations for our interests in variable interest entities created before February 1, 2003.

Results of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Net loss	$(53,909)	$(107,143)	(50%)	$(94,496)	$(244,998)	(61%)

Net loss per share, basic and diluted	$(0.18)	$(0.36)		$(0.31)	$(0.83)

Net Loss and Loss Per Share

        Net loss and loss per share for the three months ended June 30, 2004 (the “2004 Three Month Period”) and the six months ended June 30, 2004 (the “2004 Six Month Period”) decreased from the comparable periods in 2003 primarily due to lower restructuring charges, decreased research and development expenses as a result of our restructuring initiative and increased revenues in all periods, offset by the timing of the gain recognized on our sale of our equity interest in the Campath® (alemtuzumab) humanized monoclonal antibody in the three months ended June 30, 2003 (the “2003 Three Month Period”).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Revenues:
Net product sales	$34,972	$7,869	344%	$64,620	$7,869	721%
Co-promotion revenue	48,651	53,151	(8)	96,477	104,032	(7)
Revenue under strategic alliances	61,697	60,702	2	76,788	91,536	(16)

Total revenues	$145,320	$121,722	19%	$237,885	$203,437	17%

Revenues

        Total revenues increased 19% in the 2004 Three Month Period and 17% in the 2004 Six Month Period from the comparable periods in 2003. These increases were primarily driven by sales of VELCADE® (bortezomib) for Injection. In May 2003 we received FDA approval to market VELCADE and began shipping to wholesalers. Net product sales of VELCADE were $35.0 million in the 2004 Three Month Period and $64.6 million in the 2004 Six Month Period, reflecting increased patient penetration and use of the product. Product sales from VELCADE represent approximately 24% of our total revenues in the 2004 Three Month Period and 27% of total revenue in the 2004 Six Month Period.

        Co-promotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, decreased 8% in the 2004 Three Month Period and 7% in the 2004 Six Month Period from the comparable periods in 2003. The decreases in co-promotion revenue are primarily attributable to the decrease in product sales in the United States, offset in part by higher net reimbursement from SGP to us under our collaboration agreement. Worldwide sales of INTEGRILIN in the 2004 Three Month Period, as provided to us by SGP, were $77.9 million, a 15% decrease over sales for the 2003 Three Month Period. Co-promotion revenue represents approximately 33% of our total revenues in the 2004 Three Month Period and 41% of total revenue in the 2004 Six Month Period.

        Revenue under strategic alliances increased 2% in the 2004 Three Month Period from the comparable period in 2003. This increase is primarily attributable to $50.0 million of milestone payments received from Ortho Biotech relating to VELCADE approval in the European Union and the achievement of agreed-upon sales levels of VELCADE, partially offset by decreases in revenue recognized under the research phase of the Bayer AG, or Bayer, agreement and the April 2003 termination payment of the Aventis Pharmaceuticals, Inc., or Aventis, technology transfer agreement.

        Revenue under strategic alliances decreased 16% in the 2004 Six Month Period from the comparable period in 2003. This decrease is primarily attributable to a decrease in revenue recognized under the research phase of the Bayer agreement and the technology transfer agreement with Aventis, including $30.7 million of revenue recognized from the Aventis termination payment in April 2003, partially offset by increased revenue under our Ortho Biotech alliance.

        We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, commercialize additional products subject to obtaining required regulatory approvals, enter into new commercial alliances and conclude our discovery-focused alliances.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Costs and expenses:
Cost of sales	$18,061	$15,612	16%	$33,832	$31,261	8%
Research and development	104,382	130,575	(20)	200,660	257,385	(22)
Selling, general and administrative	46,768	40,775	15	91,597	79,205	16
Restructuring	25,191	65,310	(61)	36,784	93,505	(61)
Amortization of intangibles	8,378	9,676	(13)	16,756	19,352	(13)

Total costs and expenses	$202,780	$261,948	(23%)	$379,629	$480,708	(21%)

Cost of Sales

        Cost of sales increased 16% in the 2004 Three Month Period and 8% in the 2004 Six Month Period from the comparable periods in 2003. Cost of sales includes manufacturing-related expenses associated with the sale of VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection. The increases were primarily driven by sales of VELCADE.

Research and development

        Research and development expenses decreased 20% in the 2004 Three Month Period and 22% in the 2004 Six Month Period from the comparable periods in 2003. The decrease reflects the financial benefits of our 2003 restructuring efforts, including reductions in discovery personnel and personnel-related costs. We expect that our research and development expense mix will continue to shift as we increase our investment in later-stage development programs.

        In addition to our ongoing clinical trials of INTEGRILIN and VELCADE, we have ten drug candidates in clinical development with five currently identified as high priorities. As we continually prioritize our portfolio, we allocate resources across our drug candidate programs accordingly, which may mean a shift in priorities. The following chart summarizes the clinical trials of these ten drug candidates, the applicable disease indication and the current trial status of the program. High priority candidates are denoted with an asterisk.

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

Selling, General and Administrative

        Selling, general and administrative expenses increased 15% in the 2004 Three Month Period and 16% in the 2004 Six Month Period from the comparable periods in 2003. The increase is primarily due to increased selling and marketing expenses related to VELCADE® (bortezomib) for Injection and the expansion of the Millennium-SGP sales force for INTEGRILIN® (eptifibatide) Injection, including increases in salaries and benefits, partially offset by decreased expenses in corporate general and administrative functions attributable to our restructuring efforts.

Restructuring

        In December 2002 and June 2003, we took steps to focus our resources on drug development and commercialization. Our restructuring plan includes consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. As a result, we have recorded restructuring charges of $25.2 million in the 2004 Three Month Period and $36.8 million in the 2004 Six Month Period. These charges consist primarily of the estimated remaining rental obligations, net of estimated sublease income, for facilities that we vacated during the periods.

        We recorded restructuring charges of $65.3 million in the 2003 Three Month Period and $93.5 million in the six months ended June 30, 2003 (the “2003 Six Month Period”). These charges are related to facilities, asset impairment and personnel costs. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

        We anticipate additional restructuring charges in future periods as we continue to execute our restructuring plan. These charges will primarily include the estimated remaining rental obligations, net of estimated sublease income, for facilities that we vacated and any adjustments to those estimates.

Amortization of Intangibles

        Amortization of intangible assets decreased 13% in both the 2004 Three Month Period and the 2004 Six Month Period from the comparable periods in 2003. Amortization expense decreased as the specifically identified intangible assets from our LeukoSite, Inc., or LeukoSite, acquisition were fully amortized as of December 2003. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change

Other income (expense):
Investment income, net	$6,147	$8,697	(29%)	$12,535	$18,304	(32%)
Interest expense	(2,596)	(5,118)	(49)	(5,287)	(15,535)	(66)
Gain on sale of equity interest in joint venture	—	40,000	(100)	40,000	40,000	—
Debt financing charge	—	(10,496)	(100)	—	(10,496)	(100)

Total other income	$3,551	$33,083	(89%)	$47,248	$32,273	46%

Investment Income

        Investment income decreased 29% in the 2004 Three Month Period and 32% in the 2004 Six Month Period from the comparable periods in 2003. The decreases are primarily attributable to a lower average balance of invested funds.

Interest Expense

        Interest expense decreased 49% in the 2004 Three Month Period and 66% in the 2004 Six Month Period from the comparable periods in 2003. The decreases are attributable to the April 2003 repurchase of $577.8 million aggregate principal amount of our 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”) and our 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”).

Gain on Sale of Equity Interest in Joint Venture

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of Campath® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the second quarters of 2003 and 2002, we recorded additional gains of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of Campath. During the 2004 Six Month Period, we recorded the final $40.0 million gain related to our sale of this equity interest based upon the achievement of predetermined 2004 sales targets of Campath.

Debt Financing Charge

        During the 2003 Three Month Period, we recorded a non-cash charge of $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes assumed in the COR acquisition, offset by $1.9 million relating to the expired premium put on the untendered notes on April 29, 2003.

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

        We have funded our cash requirements primarily through the following:

•	our co-promotion relationship with SGP for the sale of INTEGRILIN® (eptifibatide) Injection;

•	sales of VELCADE® (bortezomib) for Injection;

•	payments from our strategic collaborators, including equity investments, license fees, milestone payments and research funding;

•	equity and debt financings in the public markets;

        In the future, we expect to continue to fund our cash requirements from some of these external sources as well as from sales of VELCADE, INTEGRILIN and other products, subject to regulatory approval. We are entitled to additional committed research and development funding under certain of our strategic alliances. We believe the key factors that could affect our internal and external sources of cash are:

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

        As of June 30, 2004 we had $816.3 million in cash, cash equivalents and marketable securities. This excludes $14.9 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of June 30, 2004 which primarily serve as collateral for letters of credit securing leased facilities.

	June 30, 2004	December 31, 2003
(in thousands)
Cash, cash equivalents and marketable securities	$816,299	$915,303
Working capital	799,839	858,990

	Six Months Ended
	June 30, 2004	June 30, 2003
(in thousands)
Cash provided by (used in):
Operating activities	$(82,399)	$(156,371)
Investing activities	23,061	(539,687)
Financing activities	11,342	(593,546)
Capital expenditures (included in investing activities above)	(23,532)	(38,851)

Cash Flows

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

        Investing activities provided $23.1 million in the 2004 Six Month Period. The principal source of funds during the 2004 Six Month Period was from the sale of marketable securities. We used $539.7 million of cash in investing activities in the 2003 Six Month Period as we reinvested our cash into our securities portfolio. The decrease from the 2003 Six Month Period of approximately $15.3 million in purchases of property and equipment is a result of decreased purchases due to the consolidation of our research and development activities as part of our restructuring initiative and timing of our expenditures.

        Financing activities provided $11.3 million in the 2004 Six Month Period. The principal source was from the sales of common stock to our employees. We used $593.5 million of cash in financing activities in the 2003 Six Month Period. The primary use of cash was the repurchase of $577.8 million in principal of convertible notes and the related put premium of $52.1 million.

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

        As of June 30, 2004, we did not have any financing arrangements that were not reflected in our balance sheet.

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

        In some cases, we may experience challenges to the extension of exclusivity of our marketing approval in certain jurisdictions. With respect to INTEGRILIN® (eptifibatide) Injection, regulatory authorities in Luxembourg instituted a claim to reduce the effective term of supplemental protection certificates for INTEGRILIN in the European Community from 2014 to 2012. That claim was denied by the court of first instance in Europe. That denial has been appealed to the European Court of Justice, which held a hearing on the appeal in July 2004. If that court decides against us, the term of the supplemental protection certificates covering INTEGRILIN could be shortened in any particular European Community Member State in which a subsequent action requesting enforcement of the appellate decision was filed and decided against us. Shortening of such term could allow earlier generic competition in any such Member State.

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

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection.

         Our revenues over the next several years will be materially dependent on the commercial success of our two marketed products: VELCADE and INTEGRILIN.

        VELCADE was approved by the FDA in May 2003 and commercially launched in the United States shortly after that date. Marketing of VELCADE outside the United States commenced in April 2004. Because of the recent introduction of VELCADE, we have very limited experience as to the sales levels of this product. Our business plan contemplates obtaining marketing authorization to sell VELCADE for the treatment of patients with multiple myeloma outside the United States and the European Union, and both in the United States and abroad for other indications. We will be adversely affected if VELCADE does not receive such approvals.

        INTEGRILIN has been on the market in the United States since June 1998. Marketing of INTEGRILIN outside the United States commenced in mid-1999. Demand for GP IIb-IIIa inhibitors, such as INTEGRILIN, has been flattening since the beginning of 2003, although we have seen an increase in demand for INTEGRILIN since the third quarter of 2003.

        We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

•	we do not obtain regulatory approval to sell VELCADE in additional countries or for additional therapeutic uses;

•	physicians reduce prescribing GP IIb-IIIa inhibitors, for the current indications of INTEGRILIN or fail to use GP IIb-IIIa inhibitors earlier in treatment and in the percutaneous coronary intervention setting; or

•	the sales of VELCADE or INTEGRILIN do not meet our expectations.

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

Sales of INTEGRILIN® (eptifibatide) Injection and possibly VELCADE® (bortezomib) for Injection in particular reporting periods may be affected by fluctuations in inventory, allowances and buying patterns.

         A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Because SGP manages product distribution, we have limited insight into the forces driving the changes in inventory levels and the changes reported may not reflect underlying prescriber demand. If SGP does not appropriately manage this distribution, we and SGP may not realize our sales goals for the product and increased returns could reduce the co-promotion revenue we recognize and adversely affect our business.

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

         We have incurred losses of $53.9 million and $107.1 million for the three months ended June 30, 2004 and 2003, respectively, losses of $94.5 million and $245.0 million for the six months ended June 30, 2004 and 2003, respectively, and losses of $483.7 million for the year ended December 31, 2003 and $590.2 million for the year ended December 31, 2002. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        At June 30, 2004, we had approximately $105.5 million of outstanding convertible debt and $94.3 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $16.9 million over the next three years, assuming our convertible debt remains outstanding until maturity.

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

        Our indebtedness could have significant additional negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures and research and development;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

If we do not achieve the anticipated benefits of our restructuring, or if the costs of this restructuring exceed anticipated levels, our business could be harmed.

         In December 2002 and June 2003, we announced a restructuring designed to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. We may not achieve the cost savings anticipated from the restructuring because such savings are difficult to predict and speculative in nature. In 2003, we recorded approximately $191.0 million related to this restructuring and expect to record additional restructuring charges during 2004 and 2005 in the aggregate of approximately $60.0 million. While we believe this estimate to be reasonable, it is possible that the actual charges will exceed this range. For example, we may not be able to lease facilities that we have closed or plan to close in connection with the restructuring as quickly or on as favorable terms as we anticipate.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to develop and commercialize products and services.

        We market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with SGP and pending the approved transfer of marketing authorizations, GSK will exclusively market INTEGRILIN in Europe. We develop and, outside of the United States, commercialize VELCADE® (bortezomib) for Injection through an alliance with Ortho Biotech Products, L.P., a wholly owned subsidiary of Johnson & Johnson. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE, and with SGP for the ongoing development of INTEGRILIN. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

        We have a specialty cardiovascular sales force that markets INTEGRILIN® (eptifibatide) Injection with SGP in the United States. SGP also markets INTEGRILIN outside of the United States and pending the approved transfer of marketing authorizations, GSK will exclusively market INTEGRILIN in Europe. Our success in receiving co-promotion revenue and royalties from sales of INTEGRILIN will depend heavily on the marketing efforts of these sales forces.

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

Our manufacturing experience with VELCADE® (bortezomib) for Injection is very limited and we are dependent on third parties to produce product sufficient to meet market demand.

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

         In the European Union, an affiliate of Ortho Biotech performs packaging for European sales of VELCADE and as a result we are substantially dependent on Ortho Biotech’s ability to manufacture for sales in the European Union.

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

         We have one manufacturer that currently performs fill/finish services for INTEGRILIN. We have identified alternative fill/finish and packaging suppliers to serve as future sources of supply for the United States and international markets. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our supply requirements for INTEGRILIN for the foreseeable future, the inability of this manufacturer to continue its fill/finish services or our inability to secure alternative manufacturers could adversely affect the supply of INTEGRILIN® (eptifibatide) Injection and, thereby, harm our results of operations.

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

         The trading price of our common stock has been volatile, and may be volatile in the future. During 2003 and 2004, our common stock traded as high as $19.87 per share and as low as $6.24 per share. Factors such as announcements of our or our competitors’ operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $14.6 million decrease in the fair value of our investments as of June 30, 2004. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of June 30, 2004, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of June 30, 2004.

        As of June 30, 2004 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.        Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on May 7, 2004, our stockholders voted on two matters, as follows:

1.	The stockholders elected Charles J. Homcy, Raju S. Kucherlapati and Eric S. Lander to serve as Class II directors for a term of three years by the following votes:

	Number of Shares
Name	For	Withheld

Charles J. Homcy	249,325,598	6,735,464
Raju S. Kucherlapati	248,068,906	7,992,156
Eric S. Lander	241,385,003	14,676,059

The other directors whose terms of office as a director continue after the meeting are as follows: Shaun R. Coughlin, Ginger L. Graham, A. Grant Heidrich, III, Vaughn M. Kailian, Mark J. Levin, Edward D. Miller, Norman Selby and Kenneth E. Weg.

2.	The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 by the following votes:

For:	249,796,951
Against:	6,034,832
Abstain:	227,736
Broker Non-vote:	1,543

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)	Reports on Forms 8-K

         The following Current Report on Form 8-K was furnished by us during the three months ended June 30, 2004.

1.	We furnished a Current Report on Form 8-K to the Securities and Exchange Commission on April 29, 2004, pursuant to Item 12, containing a press release we issued on April 28, 2004 to report our financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: August 4, 2004	By	/s/ MARSHA H. FANUCCI

Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Letter Agreement dated May 27, 2004 relating to the Collaboration and License Agreement by and between Aventis Pharmaceuticals, Inc. and the Company.

10.2†	Agreement about European Commercialization of Integrilin by and among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 21, 2004

10.3†	License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350

† Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.