Form 10-Q
period 2004-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2004-11-09
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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
Yes |X| No |_|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on November 4, 2004: 305,960,455

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$5,465	$55,847
Marketable securities	756,151	859,456
Accounts receivable	96,264	59,025
Inventory	100,590	110,213
Prepaid expenses and other current assets	22,509	30,207

Total current assets	980,979	1,114,748
Property and equipment, net	220,426	231,469
Restricted cash	16,121	16,297
Other assets	15,651	14,767
Goodwill	1,203,020	1,201,635
Developed technology, net	347,163	372,260
Intangible assets, net	62,551	59,087

Total assets	$2,845,911	$3,010,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,050	$27,341
Accrued expenses	99,981	97,045
Other current liabilities	87,595	116,974
Current portion of capital lease obligations	11,447	14,398

Total current liabilities	226,073	255,758
Other long term liabilities	69,286	59,629
Capital lease obligations, net of current portion	82,424	87,889
Long term debt, net of current portion	105,461	105,461

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 305,484 shares at September 30, 2004 and 302,291 shares at December 31, 2003 issued and outstanding	305	302
Additional paid-in capital	4,539,897	4,513,143
Deferred compensation	—	(271)
Accumulated other comprehensive income	(3,453)	4,844
Accumulated deficit	(2,174,082)	(2,016,492)

Total stockholders' equity	2,362,667	2,501,526

Total liabilities and stockholders' equity	$2,845,911	$3,010,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)

Revenues:
Net product sales	$37,668	$23,046	$102,288	$30,915
Co-promotion revenue	62,557	47,855	159,034	151,887
Revenue under strategic alliances	9,749	73,930	86,537	165,466

Total revenues	109,974	144,831	347,859	348,268

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	18,630	17,763	52,462	49,024
Research and development	98,961	119,741	299,621	377,126
Selling, general and administrative	45,903	43,018	137,500	122,223
Restructuring	(414)	52,736	36,370	146,241
Amortization of intangibles	8,378	9,676	25,134	29,028

Total costs and expenses	171,458	242,934	551,087	723,642

Loss from operations	(61,484)	(98,103)	(203,228)	(375,374)

Other income (expense):
Investment income, net	1,115	8,493	13,650	26,797
Interest expense	(2,725)	(2,675)	(8,012)	(18,210)
Gain on sale of equity interest in joint venture	—	—	40,000	40,000
Debt financing charge	—	—	—	(10,496)

Net loss	$(63,094)	$(92,285)	$(157,590)	$(337,283)

Amounts per common share:
Net loss per share, basic and diluted	$(0.21)	$(0.31)	$(0.52)	$(1.14)

Weighted average shares, basic and diluted	305,202	299,030	304,445	296,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2004	2003
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(157,590)	$(337,283)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	70,231	78,809
Restructuring (reversals) charges, net	(255)	79,202
Amortization of deferred financing costs	364	12,083
Realized (gain) loss on securities, net	3,751	(2,983)
Stock compensation expense	4,946	7,035
Changes in operating assets and liabilities:
Accounts receivable	(37,239)	(98,688)
Inventory	9,623	(9,144)
Prepaid expenses and other current assets	5,286	5,677
Restricted cash and other assets	877	25,339
Accounts payable and accrued expenses	(4,279)	46,597
Deferred revenue	(22,402)	(15,414)
Other long term liabilities	(250)	—

Net cash used in operating activities	(126,937)	(208,770)

Cash Flows from Investing Activities:
Investments in marketable securities	(345,580)	(977,860)
Proceeds from sales and maturities of marketable securities	442,241	565,853
Purchases of property and equipment	(34,519)	(45,096)
Other investing activities	3,979	(4,111)

Net cash provided by (used in) investing activities	66,121	(461,214)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	—	28,571
Net proceeds from employee stock purchases	22,050	27,737
Repayment of principal of long-term debt obligations, including payment of debt premium	—	(629,880)
Principal payments on capital leases	(11,389)	(13,639)

Net cash provided by (used in) financing activities	10,661	(587,211)

Decrease in cash and cash equivalents	(50,155)	(1,257,195)
Equity adjustment from foreign currency translation	(227)	523
Cash and cash equivalents, beginning of period	55,847	1,332,391

Cash and cash equivalents, end of period	$5,465	$75,719

Supplemental Cash Flow Information:
Cash paid for interest	$8,858	$23,061

Supplemental Disclosure of Noncash Investing and Financing Activities:
Services to be received as consideration in the sale of assets	$4,500	$—
Payment in ILEX stock of contingent consideration on sale of equity interest in Millennium & ILEX Partners, L.P.	—	10,000
Construction costs for laboratory and office space	—	6,748
Equipment acquired under capital leases	—	1,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2004.

2.     Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at September 30, 2004 and December 31, 2003 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended September 30, 2004 and 2003, the Company recorded realized gains on marketable securities of $0.5 million and $3.0 million, respectively, and realized losses on marketable securities and other investments of $5.1 million and $0.9 million, respectively. During the nine months ended September 30, 2004 and 2003, the Company recorded realized gains on marketable securities of $1.8 million and $6.1 million, respectively, and realized losses on marketable securities and other investments of $5.6 million and $3.1 million, respectively.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”) accounted for approximately 6% and 27% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 21% and 11% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

        Revenues from Bayer, AG (“Bayer”) accounted for approximately 2% and 12% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 1% and 15% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

        Revenues from Aventis Pharmaceuticals, Inc. (“Aventis”) accounted for approximately 1% and 9% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 2% and 18% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.

        There were no other significant customers under strategic alliances in the three and nine months ended September 30, 2004 and 2003, respectively.

Information Concerning Market and Source of Supply Concentration

        INTEGRILIN® (eptifibatide) Injection has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and Schering-Plough Ltd. and Schering Corporation (collectively “SGP”) co-promote INTEGRILIN in the United States and share any profits and losses. The Company exclusively licensed to SGP rights to market INTEGRILIN outside of the United States, and SGP pays the Company royalties based on these sales of INTEGRILIN. In June 2004, the Company acquired from SGP the rights to market the product in Europe and entered into a new agreement with GlaxoSmithKline plc (“GSK”). SGP continues to co-promote the product in the United States with the Company as well as exclusively market the product in areas outside of the United States and Europe. Under the agreement with GSK, GSK will exclusively market INTEGRILIN in Europe upon the approved transfer of marketing authorizations, which is anticipated to be complete by December 2004. SGP will continue to promote and sell INTEGRILIN in Europe until the transfer is complete.

        The Company has two manufacturers for the supply of eptifibatide, the raw material necessary to make INTEGRILIN. The Company has one manufacturer that currently performs fill/finish services for INTEGRILIN. The Company is qualifying an alternative fill/finish supplier and has identified an alternative packaging supplier to serve as future sources of supply for the United States and international markets.

Inventory

        Inventory consists of currently marketed products and from time to time, product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacturer and shelf life. At September 30, 2004 or December 31, 2003, inventory does not include amounts for products that have not been approved for sale.

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$80,052	$77,485
Work in process	10,081	3,382
Finished goods	10,457	29,346

	$100,590	$110,213

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

        Intangible assets consist of the following (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(87,837)	$435,000	$(62,740)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	20,060	(16,509)	16,560	(16,473)

Total amortizable intangible assets	38,772	(35,221)	35,272	(35,185)
Total indefinite-lived trademark	59,000	—	59,000	—

	$97,772	$(35,221)	$94,272	$(35,185)

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. (“COR”) for an aggregate purchase price of $1.8 billion. The transaction was recorded as a purchase for accounting purposes and the Company’s consolidated financial statements include COR’s operating results from the date of the acquisition. The purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill.

        During the year ended December 31, 2002, the Company recorded a one-time charge of $242.0 million for acquired in-process research and development representing the estimated fair value related to five incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established. The most significant purchased research and development project that was in-process at the date of the acquisition consisted of inhibitors of certain growth factor receptors in the tyrosine kinase family. These inhibitors have the potential to reduce the narrowing of blood vessels. Cancers such as certain leukemias appear to harbor activated forms of some of these receptors. This project represented 62% of the total in-process value and was in pre-clinical testing at the time of the acquisition. The Company has advanced this project into Phase I clinical testing. The Company discontinued the remaining four of the five projects acquired as part of its restructuring efforts.

        COR’s developed technology consisted of an existing product, INTEGRILIN® (eptifibatide) Injection and related patents. This developed technology was determined to be separable from goodwill and was valued at approximately $435.0 million. Because the INTEGRILIN name was well recognized in the marketplace and was considered to contribute to the product revenue, the trademark was determined to be separable from goodwill. The INTEGRILIN trademark was valued at approximately $59.0 million and is considered to have an infinite life.

        The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. Intangible assets that were not specifically identifiable, had indeterminate lives or were inherent in the continuing business and related to the Company as a whole were classified as goodwill. The significant factors contributing to the existence of goodwill related to company management, a specialized cardiovascular sales force, market position and operating experience.

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

        Amortization expense for the three months ended September 30, 2004 and 2003 was approximately $8.4 million and $9.7 million, respectively. Amortization expense for the nine months ended September 30, 2004 and 2003 was approximately $25.1 million and $29.0 million, respectively. In addition, in connection with its restructuring initiative discussed in Note 3, the Company recognized an impairment charge in the nine months ended September 30, 2003 of approximately $11.3 million for technology it no longer intends to pursue.

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

        On October 1, 2004, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended September 30, 2004 and 2003, advertising and promotional expenses were $8.9 million and $5.5 million, respectively. During the nine months ended September 30, 2004 and 2003, advertising and promotional expenses were $28.6 million and $20.2 million, respectively.

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

Comprehensive Loss

        Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(63,094)	$(92,285)	$(157,590)	$(337,283)
Unrealized gain (loss) on marketable securities	2,478	(2,244)	(8,069)	6,070
Cumulative translation adjustments	99	(184)	(228)	523

Comprehensive loss	$(60,517)	$(94,713)	$(165,887)	$(330,690)

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	September 30, 2004	December 31, 2003
Unrealized gain (loss) on marketable securities	$(3,197)	$4,872
Cumulative translation adjustments	(256)	(28)

Accumulated other comprehensive income (loss)	$(3,453)	$4,844

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

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(63,094)	$(92,285)	$(157,590)	$(337,283)
Add: Stock-based compensation as reported in the Statement of Operations	—	469	271	1,339
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(14,276)	(13,569)	(48,398)	(57,869)

Pro forma net loss	$(77,370)	$(105,385)	$(205,717)	$(393,813)

Amounts per common share:
Basic and diluted - as reported	$(0.21)	$(0.31)	$(0.52)	$(1.14)
Basic and diluted - pro forma	$(0.25)	$(0.35)	$(0.68)	$(1.33)

        The weighted-average per share fair value of options granted during the three months ended September 30, 2004 and 2003 was $6.87 and $9.64, respectively, and during the nine months ended September 30, 2004 and 2003 was $9.02 and $7.23, respectively.

        The fair value of stock options and common shares issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

	Stock Options				Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	5.5	5.0	5.35	5.0	0.5	0.5	0.5	0.5
Interest rate	2.89%	2.00%	2.79%	2.27%	2.88%	1.02%	1.98%	1.17%
Volatility	.60	.85	.70	.85	.60	.85	.70	.85

        Through the end of the second quarter of 2004, the fair value of stock options granted was determined utilizing a historical volatility rate. In the third quarter of 2004, the Company changed the volatility assumption. The Company now uses the most recent three-year time period for purposes of calculating the expected volatility. Additionally, the Company considered implied volatilities of currently traded options to provide an estimate based upon current trading activity. After considering other such factors as its stage of development, the length of time the Company’s stock has been publicly traded and the impact of having two marketed products, the Company believes this volatility rate better reflects the expected volatility of its stock going forward.

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

        On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“proposed FAS 123R”), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. The Company would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

3.     Restructuring

        In December 2002 and June 2003, the Company took steps to realign its resources to become a commercially-focused biopharmaceutical company. The Company discontinued certain discovery research efforts, reduced overall headcount, primarily in its discovery group and consolidated its research and development facilities. As of

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

December 1, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. These actions resulted in the recognition of restructuring charges in the fourth quarter of 2002, the year ended 2003 and the first nine months of 2004. During the remainder of 2004 and 2005, the Company will continue to recognize additional restructuring charges primarily related to lease obligations as part of its overall restructuring plan.

        These costs are included in restructuring charges in the statements of operations and other current and other long term liabilities on the balance sheet at September 30, 2004. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2003	Charges	Payments	Stock Compensation	Other	Balance at September 30, 2004
Termination benefits	$14,139	$307	$(13,192)	$(22)	$—	$1,232
Facilities	58,585	35,444	(22,703)	—	1,803	73,129
Asset impairment	—	(290)	—	—	290	—
Contract termination	10,352	660	(5,360)	—	(300)	5,352
Other associated costs	110	249	(359)	—	—	—

Total	$83,186	$36,370	$(41,614)	$(22)	$1,793	$79,713

        The projected timing of payment of the remaining restructuring liabilities at September 30, 2004 are approximately $28.6 million due through September 30, 2005 and $51.1 million thereafter through 2022.

        Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring. Charges related to facilities include estimated remaining rental obligations, net of estimated sublease income, for facilities that the Company no longer occupies. Included in “Other” facilities charges is the write-off of deferred rent recorded in accordance with SFAS No. 13, “Accounting for Leases.” The Company’s decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of performing the impairment evaluations, asset impairment charges were recorded to adjust the carrying value of the related long-lived assets to their net realizable values. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

4.     Revenue and Strategic Alliances

        The Company has entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic products. These alliances provide the Company with the opportunity to receive various combinations of license fees, research funding, co-promotion revenue, distribution fees and may provide certain additional payments contingent upon the achievement of research and regulatory milestones and royalties and/or profit shares if the Company’s collaborations are successful in developing and commercializing products.

Product Alliances

        During September 2004, the Company initiated the process, contemplated by the original agreement with SGP, to transition U.S. distribution responsibilities for INTEGRILIN® (eptifibatide) Injection from SGP to the Company. The Company expects this transition to take place during the last quarter of 2005, at the earliest.

        In June 2004, the Company executed an agreement with GSK under which GSK will exclusively market INTEGRILIN in Europe. The commercialization alliance is designed to provide significant sales and marketing

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

support to capitalize on market opportunities for INTEGRILIN® (eptifibatide) Injection in Europe. Under the terms of the agreement, the Company is entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of certain objectives.

        GSK will actively commercialize INTEGRILIN in Europe upon the approved transfer of marketing authorizations, which is anticipated to be complete by December 2004. The execution of this agreement between the Company and GSK for INTEGRILIN follows the Company’s acquisition of the rights to market the product in Europe from its partner SGP. SGP will continue to promote and sell INTEGRILIN in Europe until the transfer is complete.

        SGP continues to co-promote INTEGRILIN with the Company in the United States and sell the product in all other territories outside Europe, and continues to pay the Company royalties on INTEGRILIN sales outside of the United States and Europe.

5.     Convertible Debt

        The Company had the following convertible notes outstanding at September 30, 2004:

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

Overview

        We have set aggressive goals for 2004, and we have made significant progress towards achieving these goals. Our net loss decreased from $337.3 million for the nine months ended September 30, 2003 to $157.6 million for the same period in 2004, driven by decreased restructuring charges, decreased research and development expenses and increased product-related revenues, offset by decreased strategic alliance revenue. Our financial position remains strong with $761.6 million in cash, cash equivalents and marketable securities.

        In December 2002 and June 2003, we took steps to realign our resources to become a commercially-focused biopharmaceutical company. We discontinued certain discovery research efforts, reduced overall headcount, primarily in our discovery group, streamlined our discovery and development projects and consolidated our research and development facilities. As a result of this restructuring and other cost containment efforts, our total costs and expenses, excluding restructuring charges, have decreased approximately 11% for the nine months ended September 30, 2004 from the same period last year.

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

        In April 2004, the European Commission granted Marketing Authorization for VELCADE for the treatment of patients with multiple myeloma who have received at least two prior therapies and have demonstrated disease progression on their last therapy. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. On May 1, 2004, VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union. VELCADE has also been approved in Argentina, Israel, South Korea and Turkey.

        In September 2004, we submitted a supplemental New Drug Application (sNDA) to the FDA for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy. Also in September 2004, the European Medicines Evaluation Agency, or EMEA, accepted for review a filing by Ortho Biotech Products, L.P., a wholly owned subsidiary of Johnson & Johnson, or Ortho Biotech, for the same indication in Europe.

        In November 2004, we announced that the FDA had granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin’s lymphoma. This designation allows for the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document.

Ortho Biotech Collaboration

        In June 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization and continued clinical development of VELCADE® (bortezomib) for Injection. Under the terms of the agreement, we retain all commercialization rights to and profits from VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. We receive distribution fees from Ortho Biotech and its affiliates on sales of VELCADE outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in certain European countries.

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

        During September 2004, we initiated the process, contemplated by our original agreement with SGP, to transition U.S. distribution responsibilities for INTEGRILIN from SGP to us. We expect this transition to take place during the last quarter of 2005, at the earliest.

        In June 2004, we acquired the rights to market INTEGRILIN in Europe from SGP and entered into an agreement with GlaxoSmithKline plc, or GSK, in which GSK will exclusively market INTEGRILIN in Europe. This commercialization alliance with GSK is designed to provide significant sales and marketing support to capitalize on market opportunities for INTEGRILIN in Europe. Under the terms of the agreement, we are entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of certain objectives.

        GSK will actively commercialize INTEGRILIN in Europe upon the approved transfer of marketing authorizations, which is anticipated to be complete by December 2004. SGP will continue to promote and sell INTEGRILIN in Europe until the transfer is complete.

        SGP continues to co-promote INTEGRILIN with us in the United States and sell the product in all other territories outside Europe, and continues to pay us royalties on INTEGRILIN sales outside of the United States and Europe.

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

        We recognize revenue from the sales of VELCADE® (bortezomib) for Injection in the United States when delivery has occurred and title has transferred to the wholesalers. Allowances are recorded as a reduction to product sales for product returns and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on an on-going analysis of industry trends for similar products and historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to stock much inventory due to the expensive nature of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by certain wholesalers and third-party market research data. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, if circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. This would result in an incremental reduction of future product sales at the time the return estimate is changed. Since product launch, we have made no material revisions to our estimate of product returns or other dilution reserves. Accruals for rebates, chargebacks, and other discounts are immaterial as a result of the recent introduction of VELCADE and the current lack of competitive product available.

        We recognize co-promotion revenue based on SGP’s reported shipments of INTEGRILIN® (eptifibatide) Injection to wholesalers. Co-promotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our manufacturing-related costs, development costs, advertising and promotional expenses and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. We communicate with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. We also communicate with SGP to estimate royalties earned on sales outside of the co-promotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with SGP. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

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

Intangible Assets

        We have acquired significant intangible assets that we value and record. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions for significant acquisitions of intangibles. We review intangible assets for impairment on a periodic basis using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

Goodwill

        On October 1, 2004, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR Therapeutics, Inc., or COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which could result in a material impairment charge to our statement of operations.

Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51", or FIN 46, and in December 2003 issued a revised FIN 46, or FIN 46R, which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 in the first quarter of fiscal 2004 and the adoption did not have a material impact on our financial position or results of operations for our interests in variable interest entities created before February 1, 2003.

Results of Operations
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Net loss	$(63,094)	$(92,285)	(32%)	$(157,590)	$(337,283)	(53%)

Amounts per common share:
Net loss per share, basic and diluted	$(0.21)	$(0.31)	(32%)	$(0.52)	$(1.14)	(54%)

Net Loss and Loss Per Share

        Net loss and loss per share for the three months ended September 30, 2004 (the “2004 Three Month Period”) and the nine months ended September 30, 2004 (the “2004 Nine Month Period”) decreased from the comparable periods in 2003 primarily due to lower restructuring charges, decreased research and development expenses as a result of our restructuring initiative and increased product-related revenues in all periods, offset by decreased strategic alliance revenue due to the timing of certain milestones and the conclusion of certain research and technology alliances in the three months ended September 30, 2003 (the “2003 Three Month Period”).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Revenues:
Net product sales	$37,668	$23,046	63%	$102,288	$30,915	231%
Co-promotion revenue	62,557	47,855	31	159,034	151,887	5
Revenue under strategic alliances	9,749	73,930	(87)	86,537	165,466	(48)

Total revenues	$109,974	$144,831	(24%)	$347,859	$348,268	—

Revenues

        Total revenues decreased 24% in the 2004 Three Month Period with no change in the 2004 Nine Month Period from the comparable periods in 2003.

        In May 2003 we received FDA approval to market VELCADE® (bortezomib) for Injection and began shipping to wholesalers. Net product sales of VELCADE were $37.7 million in the 2004 Three Month Period and $102.3 million in the 2004 Nine Month Period, reflecting increased patient penetration and use of the product in both the three and nine month periods. Reserves for product returns, chargebacks and discounts represent approximately 5.5% to 6.5% of gross product sales for all periods presented. Product sales from VELCADE represent approximately 34% of our total revenues in the 2004 Three Month Period and 29% of total revenue in the 2004 Nine Month Period.

        Co-promotion revenue, based on worldwide sales of INTEGRILIN® (eptifibatide) Injection, increased 31% in the 2004 Three Month Period and 5% in the 2004 Nine Month Period from the comparable periods in 2003. The increases in co-promotion revenue are primarily attributable to the increase in product sales in the United States and higher net reimbursement from SGP to us under our collaboration agreement. Worldwide sales of INTEGRILIN in the 2004 Three Month Period, as provided to us by SGP, were $93.8 million, an 18% increase over sales for the 2003 Three Month Period, and $244.7 million for the 2004 Nine Month Period, a 6% decrease from sales for the 2003 Nine Month Period. Co-promotion revenue represents approximately 57% of our total revenues in the 2004 Three Month Period and 46% of total revenue in the 2004 Nine Month Period.

        Revenue under strategic alliances decreased 87% in the 2004 Three Month Period from the comparable period in 2003. This decrease is primarily due to a $30.0 million milestone earned in 2003 under our Ortho Biotech alliance, decreases in revenue recognized under the research phase of the Bayer AG, or Bayer, agreement and the April 2003 termination of the Aventis Pharmaceuticals, Inc., or Aventis, technology transfer agreement.

        Revenue under strategic alliances decreased 48% in the 2004 Nine Month Period from the comparable period in 2003. This decrease is primarily attributable to a decrease in revenue recognized under the research phase of the Bayer agreement and the technology transfer agreement with Aventis, partially offset by increased revenue under our Ortho Biotech alliance from milestone payments received from Ortho Biotech relating to VELCADE® (bortezomib) for Injection approval in the European Union and the achievement of agreed-upon sales levels of VELCADE.

        We expect that our revenue mix will continue to shift to product-based revenue as we develop our product pipeline, commercialize additional products subject to obtaining required regulatory approvals, enter into new commercial alliances and conclude our discovery-focused alliances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Costs and expenses:
Cost of sales	$18,630	$17,763	5%	$52,462	$49,024	7%
Research and development	98,961	119,741	(17)	299,621	377,126	(21)
Selling, general and administrative	45,903	43,018	7	137,500	122,223	12
Restructuring	(414)	52,736	(101)	36,370	146,241	(75)
Amortization of intangibles	8,378	9,676	(13)	25,134	29,028	(13)

Total costs and expenses	$171,458	$242,934	(29%)	$551,087	$723,642	(24%)

Cost of Sales

        Cost of sales increased 5% in the 2004 Three Month Period and 7% in the 2004 Nine Month Period from the comparable periods in 2003. Cost of sales includes manufacturing-related expenses associated with the sale of VELCADE and INTEGRILIN® (eptifibatide) Injection. The increases were primarily driven by increased sales of VELCADE.

Research and development

        Research and development expenses decreased 17% in the 2004 Three Month Period and 21% in the 2004 Nine Month Period from the comparable periods in 2003. The decreases reflect the financial benefits of our restructuring efforts, including reductions in discovery personnel and personnel-related costs. We expect that our mix between research and development expense will continue to shift as we increase our investment in later-stage development programs.

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

Product Description	Disease Indication	Current Trial Status

Cancer
*MLN2704 is a targeting monoclonal antibody vehicle conjugated to toxin DM1	Prostate cancer	Phase I/Phase II

*MLN944 is a novel small molecule DNA-targeting agent	Solid tumors	Phase I

MLN518 is a small molecule that selectively inhibits F1t-3	Acute myeloid leukemia	Phase I

MLN591RL is a de-immunized radio-labeled murine monoclonal antibody that specifically recognizes the PSMA (prostate specific membrane antigen)	Prostate cancer	Phase I

MLN576 is a small molecule with DNA-targeting activity	Solid tumors	Phase I

Cardiovascular Diseases
*MLN2222 is a recombinant protein that is designed to block both the C3 and C5 convertases	Patients undergoing cardiac surgeries	Phase I

MLN519 is a small molecule proteasome inhibitor	Stroke	Phase I

Inflammatory Diseases
*MLN1202 is a humanized monoclonal antibody directed against CCR2	Chronic inflammatory diseases such as rheumatoid arthritis and multiple sclerosis	Phase II

*MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	Phase I

MLN02 is a humanized monoclonal antibody directed against the alpha4ß7 receptor	Crohn’s disease Ulcerative colitis	Phase II Phase II

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

        Products that are likely to result from our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, it is difficult to estimate the nature and length of the efforts to complete such products as we may experience a longer regulatory process in connection with any products that we develop based upon these new technologies or therapeutic approaches. In addition, ultimate approval for commercial manufacturing and marketing of our products is dependent on the FDA or the applicable approval body in the country for which approval is being sought, adding further uncertainty to estimated costs and completion dates. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates.

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

Selling, General and Administrative

        Selling, general and administrative expenses increased 7% in the 2004 Three Month Period and 12% in the 2004 Nine Month Period from the comparable periods in 2003. The increases are primarily due to increased selling and marketing expenses related to VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection in both the 2004 Three and Nine Month Periods and the expansion of the Millennium-SGP sales force for INTEGRILIN, including increases in salaries and benefits, partially offset by decreased expenses in corporate general and administrative functions attributable to our restructuring efforts in the 2004 Nine Month Period.

Restructuring

        In December 2002 and June 2003, we took steps to focus our resources on drug development and commercialization. Our restructuring plan includes consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. During the 2004 Three Month Period we recognized a credit of $0.4 million from the final settlement of certain termination benefits and adjustments to our estimated sublease income. We recorded $36.4 million of charges related to the recognition of the estimated remaining rental obligations, net of estimated sublease income, for facilities that we vacated during the 2004 Nine Month Period.

        We recorded restructuring charges of $52.7 million in the 2003 Three Month Period and $146.2 million in the nine months ended September 30, 2003 (the “2003 Nine Month Period”). These charges are related to facilities, asset impairment and personnel costs. Our decisions to vacate certain facilities and abandon the related leasehold improvements as well as terminate certain research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

        We anticipate additional restructuring charges in future periods as we continue to execute our restructuring plan. These charges will primarily include the estimated remaining rental obligations, net of estimated sublease income, for facilities that we vacated and any adjustments to those estimates.

Amortization of Intangibles

        Amortization of intangible assets decreased 13% in both the 2004 Three Month Period and the 2004 Nine Month Period from the comparable periods in 2003. Amortization expense decreased as the specifically identified intangible assets from our LeukoSite, Inc., or LeukoSite, acquisition were fully amortized as of December 2003. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change

Other income (expense):
Investment income, net	$1,115	$8,493	(87%)	$13,650	$26,797	(49%)
Interest expense	(2,725)	(2,675)	2	(8,012)	(18,210)	(56)
Gain on sale of equity interest in joint venture	—	—	—	40,000	40,000	—
Debt financing charge	—	—	—	—	(10,496)	(100)

Total other income (expense)	$(1,610)	$5,818	(128%)	$45,638	$38,091	20%

Investment Income

        Investment income decreased 87% in the 2004 Three Month Period and 49% in the 2004 Nine Month Period from the comparable periods in 2003. The decrease in the 2004 Three Month Period is primarily related to increased realized losses on securities, decreased realized gains, as well as decreased interest income as a result of lower average balance of invested funds. The decrease in the 2004 Nine Month Period is primarily related to decreased realized gains, increased realized losses and a lower average balance of invested funds.

Interest Expense

        Interest expense increased 2% in the 2004 Three Month Period and decreased 56% in the 2004 Nine Month Period from the comparable periods in 2003. The decrease in the 2004 Nine Month Period is attributable to the April 2003 repurchase of $577.8 million aggregate principal amount of our 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”) and our 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”).

Gain on Sale of Equity Interest in Joint Venture

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for the development of Campath® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the second quarters of 2003 and 2002, we recorded additional gains of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of Campath. During the 2004 Nine Month Period, we recorded the final $40.0 million gain related to our sale of this equity interest based upon the achievement of predetermined 2004 sales targets of Campath. In addition, we will be entitled to additional payments from ILEX if sales of Campath in the United States after 2004 exceed specified annual thresholds. If these thresholds are not achieved, we will not receive any future additional payments related to Campath.

Debt Financing Charge

        During the 2003 Nine Month Period, we recorded a non-cash charge of $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes assumed in the COR acquisition, offset by $1.9 million relating to the expired premium put on the untendered notes on April 29, 2003.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic investments in debt and equity securities of some of our alliance collaborators in accordance with our Board of Directors’ approved policies and our business needs. These investments are generally in smaller companies. We have lost and may in the future lose money in these types of investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We have committed to fund development costs incurred by some of our collaborators.

        We have funded our cash requirements primarily through the following:

•	our co-promotion relationship with SGP for the sale of INTEGRILIN® (eptifibatide) Injection;

•	sales of VELCADE® (bortezomib) for Injection;

•	payments from our strategic collaborators, including equity investments, license fees, milestone payments and research funding;

•	equity and debt financings in the public markets.

        In the future, we expect to continue to fund our cash requirements from some of these external sources as well as from sales of VELCADE, INTEGRILIN and other products, subject to regulatory approval. We are entitled to additional committed research and development funding under certain of our strategic alliances. We believe the key factors that could affect our internal and external sources of cash are:

•	revenues and margins from sales of VELCADE, INTEGRILIN and other products and services for which we may obtain marketing approval in the future or which are sold by companies that may owe us royalty, milestone, distribution or other payments on account of such products;

•	the success of our clinical and preclinical development programs;

•	our ability to enter into additional strategic collaborations and to maintain existing and new collaborations and the success of such collaborations; and

•	the receptivity of the capital markets to financings by biopharmaceutical companies.

        As of September 30, 2004 we had $761.6 million in cash, cash equivalents and marketable securities. This excludes $16.1 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of September 30, 2004 which primarily serve as collateral for letters of credit securing leased facilities.

	September 30, 2004	December 31, 2003
(in thousands)
Cash, cash equivalents and marketable securities	$761,616	$915,303
Working capital	754,906	858,990

	Nine Months Ended
	September 30, 2004	September 30, 2003

Cash provided by (used in):
Operating activities	$(126,937)	$(208,770)
Investing activities	66,121	(461,214)
Financing activities	10,661	(587,211)
Capital expenditures (included in investing activities above)	(34,519)	(45,096)

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

        Investing activities provided $66.1 million in the 2004 Nine Month Period. The principal source of funds during the 2004 Nine Month Period was from the sale of marketable securities. We used $461.2 million of cash in investing activities in the 2003 Nine Month Period as we reinvested our cash into our securities portfolio. The decrease from the 2003 Nine Month Period of approximately $10.6 million in purchases of property and equipment is a result of decreased purchases due to the consolidation of our research and development activities as part of our restructuring initiative and timing of our expenditures.

        Financing activities provided $10.7 million in the 2004 Nine Month Period. The principal source was from the sales of common stock to our employees. We used $587.2 million of cash in financing activities in the 2003 Nine Month Period. The primary use of cash in the 2003 Nine Month Period was the repurchase of $577.8 million in principal of convertible notes and the related put premium of $52.1 million, offset by issuance and sales of common stock.

        We believe that our existing cash and cash equivalents, internally generated funds and the anticipated cash payments from our product sales, co-promotion revenue and current strategic alliances will be sufficient to support our planned operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        Our major outstanding contractual obligations relate to our facilities leases, convertible notes and capital leases from equipment financings.

        During the fourth quarter of 2004, we expect to issue additional contingent consideration of approximately $8.6 million upon the achievement of certain agreed-upon sales levels of VELCADE® (bortezomib) for Injection to former shareholders of ProScript, Inc., or ProScript. These contingent payment obligations arose out of the acquisition of ProScript by LeukoSite in August 1999. We assumed these obligations when we acquired LeukoSite in December 1999. A portion of this payment is reimbursable by Ortho Biotech under our collaboration agreement. The amount, net of reimbursement, will be recorded as an increase to goodwill when the contingency is settled.

        During 2005, we expect to repay SGP approximately $49.3 million for advances SGP had made for inventory purchases in prior years. This amount is recorded in current liabilities at September 30, 2004.

        There have been no significant changes, other than noted above, to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2003.

        As of September 30, 2004, we did not have any financing arrangements that were not reflected in our balance sheet.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will” and similar expressions to help identify forward-looking statements.

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

        The FDA granted accelerated approval, and the EMEA granted approval under exceptional circumstances, for VELCADE for specific therapeutic uses. These approvals require the fulfillment of specific post-approval requirements. Our business would be seriously harmed if we do not fulfill these requirements and the FDA or the EMEA revoke their marketing approval for VELCADE. In addition, an important part of our strategy to grow our business is to market VELCADE for additional indications. To do so, we will need to successfully conduct clinical trials and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials, or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of VELCADE, our revenues may not grow as expected and our business and operating results will be harmed.

We may not be able to obtain approval in additional countries to market VELCADE.

        VELCADE is currently approved for marketing in the United States and the countries of the European Union, Israel, Turkey, South Korea and Argentina. If we are not able to obtain approval to market VELCADE in additional countries, we will lose the opportunity to sell in those countries and will not be able to earn potential milestone payments under our agreement with Ortho Biotech or collect potential distribution fees on sales of VELCADE by Ortho Biotech in those countries.

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

        In some cases, we may experience challenges to the extension of exclusivity of our marketing approval in certain jurisdictions. For example, with respect to INTEGRILIN® (eptifibatide) Injection, regulatory authorities in Luxembourg instituted a claim to reduce the effective term of supplemental protection certificates for INTEGRILIN in the European Community from 2014 to 2012. That claim was denied by the court of first instance in Europe. That denial has been appealed to the European Court of Justice, which held a hearing on the appeal in July 2004. If that court decides against us, the term of the supplemental protection certificates covering INTEGRILIN could be shortened in any particular European Community Member State in which a subsequent action requesting enforcement of the appellate decision was filed and decided against us. Shortening of such term could allow earlier generic competition in any such Member State.

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

        We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, certain of the products that result from our research and development programs may be based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection.

        Our revenues over the next several years will be materially dependent on the commercial success of our two marketed products: VELCADE and INTEGRILIN.

        VELCADE was approved by the FDA in May 2003 and commercially launched in the United States shortly after that date. Marketing of VELCADE outside the United States commenced in April 2004. Because of the recent introduction of VELCADE, we have limited experience as to the sales levels of this product. Our business plan contemplates obtaining marketing authorization to sell VELCADE in many countries for the treatment of patients with multiple myeloma and both in the United States and abroad for other indications. We will be adversely affected if VELCADE does not receive such approvals.

        INTEGRILIN has been on the market in the United States since June 1998. Marketing of INTEGRILIN outside the United States commenced in mid-1999.

        We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

•	we do not obtain regulatory approval to sell VELCADE in additional countries or for additional therapeutic uses;

•	physicians reduce prescribing GP IIb-IIIa inhibitors, for the current indications of INTEGRILIN or fail to use GP IIb-IIIa inhibitors earlier in treatment and in the percutaneous coronary intervention setting;

•	we are not able to successfully implement distribution logistics for INTEGRILIN; or

•	the sales of VELCADE or INTEGRILIN do not meet our expectations.

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

        Other competitive factors that could negatively affect INTEGRILIN include:

•	expanded use of heparin replacement therapies, such as Angiomax® (bivalirudin), which is produced and sold by The Medicines Company;

•	changing treatment practices for percutaneous coronary intervention and acute coronary syndrome based on new technologies, including the use of drug-coated stents; and

•	increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN.

        With respect to VELCADE, we face competition from Celgene Corporation’s Thalomid® (thalidomide) and its derivatives, a treatment for complications associated with leprosy which is increasingly used for multiple myeloma based on data published in peer-reviewed publications. Celgene Corporation has filed an sNDA for thalidomide for the treatment of multiple myeloma that was accepted by the FDA for review. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

Sales of INTEGRILIN® (eptifibatide) Injection and possibly VELCADE® (bortezomib) for Injection in particular reporting periods may be affected by fluctuations in inventory, allowances and buying patterns.

        A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Because SGP currently manages product distribution, we have limited insight into the forces driving the changes in inventory levels and the changes reported may not reflect underlying prescriber demand. If SGP does not appropriately manage this distribution, we and SGP may not realize our sales goals for the product and increased returns could reduce the co-promotion revenue we recognize and adversely affect our business.

        We are considering transitioning the distribution of VELCADE® (bortezomib) for Injection to a sole-source distribution model. If we do so, product inventory levels may fluctuate in the short-term as our current wholesalers familiarize themselves with new distribution logistics.

        Additionally, we and our commercial partners make provisions at the time of sale of both VELCADE and INTEGRILIN® (eptifibatide) Injection for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. To the extent these allowances are incorrect, we may need to adjust our estimates which could have a material impact on the timing and amount of revenue we are able to recognize from these sales.

        Because fewer medical procedures are typically performed in the summer months, demand sales from INTEGRILIN could generally be lower during these months. These fluctuations in sales of INTEGRILIN could have a material adverse effect on our results of operations for particular reporting periods. It is possible that sales of VELCADE could be similarly affected by fluctuations in buying patterns.

Because our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans, it is possible that our discovery process will not result in commercial products or services.

        The process of discovering drugs based upon genomics and other new technologies is new and evolving rapidly. We focus a portion of our research on diseases that may be linked to several or many genes working in combination or to unprecedented targets. Both we and the general scientific and medical communities have only a limited understanding of the role that genes play in these diseases. To date, we have not commercialized any products discovered through our genomics research, and we may not be successful in doing so in the future. In addition, relatively few products based on gene discoveries have been developed and commercialized by others. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses. Further, manufacturing costs or products based on these new technologies may make products uneconomical to commercialize.

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

        We have incurred losses of $63.1 million and $92.3 million for the three months ended September 30, 2004 and 2003, respectively, losses of $157.6 million and $337.3 million for the nine months ended September 30, 2004 and 2003, respectively, and losses of $483.7 million for the year ended December 31, 2003 and $590.2 million for the year ended December 31, 2002. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        At September 30, 2004, we had approximately $105.5 million of outstanding convertible debt and $93.9 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $14.0 million over the next three years, assuming our convertible debt remains outstanding until maturity.

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

        We market and sell INTEGRILIN® (eptifibatide) Injection through an alliance with SGP and pending the approved transfer of marketing authorizations, GSK will exclusively market INTEGRILIN in Europe. We develop and, outside of the United States, commercialize VELCADE® (bortezomib) for Injection through an alliance with Ortho Biotech. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE, and with SGP for the ongoing development of INTEGRILIN. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

        An important element of our business strategy is entering into strategic alliances for the development and commercialization of selected products and services. In some instances, if we are unsuccessful in reaching an agreement with a suitable collaborator, we may fail to meet certain of our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish additional strategic alliances or other alternative arrangements. The terms of any additional strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

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

        Our MLN02 and MLN1202 product candidates are humanized monoclonal antibodies. Our product candidate MLN2704 also includes a recombinant antibody. We are aware of third-party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using recombinant antibodies. With respect to MLN2704 and MLN1202, we are also aware of third-party patent applications relating to anti-PSMA antibodies, in the case of MLN2704, and anti-CCR-2 antibodies, in the case of MLN1202.

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

        We are marketing and selling VELCADE® (bortezomib) for Injection in the United States solely through our cancer-specific sales force and without a collaborator. Our success in selling VELCADE will depend heavily on the performance of this sales force. In areas outside the United States where VELCADE has received approval, Ortho Biotech or its affiliates market VELCADE and as a result our ability to earn revenue related to VELCADE outside of the United States will depend heavily on Ortho Biotech.

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

        During September 2004, we initiated the process, contemplated by the original agreement with SGP, to transition United States distribution responsibilities for INTEGRILIN from SGP to us. If we are not able to successfully distribute the product after this transition, INTEGRILIN sales could decline and our business could be substantially harmed.

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

Because we have no commercial manufacturing capabilities, we will continue to be dependent on third-party manufacturers to manufacture products for us, or we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

        We have no commercial-scale manufacturing capabilities. In order to continue to develop products and services, apply for regulatory approvals and commercialize products and services, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.

        We currently rely upon third parties to produce material for preclinical testing purposes and expect to continue to do so in the future. We also expect to rely upon other third parties, including our collaborators, to produce materials required for clinical trials and for the commercial production of certain of our products.

        There are a limited number of contract manufacturers that operate under the FDA’s good manufacturing practices regulations capable of manufacturing our products. As a result, we have experienced some difficulty finding manufacturers for our products with adequate capacity for our anticipated future needs. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

We have no commercial manufacturing capability for VELCADE® (bortezomib) for Injection and we are dependent on third parties to produce product sufficient to meet market demand.

        We currently rely on third-party contract manufacturers to complete the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. We work with one manufacturer, with whom we have a long-term supply agreement, to complete fill/finish for VELCADE. We are currently establishing a secondary source for the production of commercial supply of VELCADE. If our current third party manufacturer performing fill/finish for VELCADE is unable or unwilling to continue performing these services for us and we are unable to find a replacement manufacturer, we could run out of VELCADE for commercial sale and our business could be substantially harmed.

        Outside of the United States, an affiliate of Ortho Biotech performs importation, secondary packaging, qualified person release and quality control assurance testing for sales of VELCADE and as a result we are substantially dependent on Ortho Biotech’s ability to perform these services for sales outside of the United States.

We face challenges in connection with the manufacture of INTEGRILIN® (eptifibatide) Injection; if we do not meet these challenges, our revenues and income will be adversely affected.

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

        We have one manufacturer that currently performs fill/finish services for INTEGRILIN. We are qualifying an alternative fill/finish supplier and we have identified an alternative packaging supplier to serve as future sources of supply for the United States and international markets. Although we believe that the fill/finish and packaging performed by our primary manufacturer is sufficient to meet our supply requirements for INTEGRILIN for the foreseeable future, the inability of this manufacturer to continue its fill/finish services or our inability to secure alternative manufacturers could adversely affect the supply of INTEGRILIN and, thereby, harm our results of operations.

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

        Our manufacturing plans and commercialization strategy for INTEGRILIN include the addition of extra capacity for the manufacture of INTEGRILIN as described above. We are currently engaged in finalizing third-party manufacturing arrangements on commercially reasonable terms. We may not be able to do so, and, even if such arrangements are established, if demand for INTEGRILIN does not meet our forecasts, the manufacturing cost could become more expensive on a per unit basis.

        We frequently carry significant amounts of INTEGRILIN® (eptifibatide) Injection in inventory. If for some reason we were unable to sell INTEGRILIN, our inventory could expire and we would be required to write-off the value of the expired inventory.

If we fail to obtain an adequate level of reimbursement for our products or services by third-party payors, there may be no commercially viable markets for our products or services.

        The availability and levels of reimbursement by governmental and other third-party payors affect the market for any pharmaceutical product or health care service. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products and services as profitably as we expect if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount.

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

        In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. For example, the passage of the Medicare Prescription Drug and Modernization Act of 2003 and its implementing regulations imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products. These new requirements have created uncertainty among oncologists and could impact sales levels of VELCADE as oncologists adapt to the new reimbursement model. Further proposals are also likely. The current uncertainty and the potential for adoption of these proposals could affect the timing of product revenue, our ability to raise capital, obtain additional collaborators and market our products.

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

        In particular, the trading price of the common stock of many biotechnology companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

•	product revenues and the rate of revenue growth;

•	introduction or success of competitive products;

•	clinical trial results and regulatory developments;

•	quarterly variations in financial results;

•	business and product market cycles;

•	fluctuations in customer requirements;

•	availability and utilization of manufacturing capacity;

•	timing of new product introductions; and

•	our ability to develop and implement new technologies.

        The price of our securities may also be affected by the estimates and projections of the investment community and our ability to meet or exceed the financial projections we provide to the public. The price may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. There can be no assurance that these factors will not have an adverse effect on the trading price of our common stock.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $13.4 million decrease in the fair value of our investments as of September 30, 2004. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of September 30, 2004, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of September 30, 2004.

        As of September 30, 2004 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.        Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

(b)	Reports on Forms 8-K

         The following Current Reports on Form 8-K were filed or furnished by us during the three months ended September 30, 2004.

1.	We furnished a Current Report on Form 8-K to the Securities and Exchange Commission on July 22, 2004, pursuant to Item 12, containing a press release we issued on July 22, 2004 to report our financial results for the quarter ended June 30, 2004.

2.	We filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 7, 2004 to report, pursuant to Item 1.01, the grant of stock options to certain executives.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: November 9, 2004	By	/s/ MARSHA H. FANUCCI

Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement dated August 6, 2004 between the Company and Marsha H. Fanucci

10.2	Agreement dated August 6, 2004 between the Company and Kenneth M. Bate

10.3	Offer letter agreement dated September 28, 2004 between the Company and Laurie B. Keating

10.4	Form of Director Stock Option Granted under 2000 Stock Incentive Plan

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350