Form 10-K
period 2004-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2005-03-08
CIK 1002637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2004 was $4,141,855,120.20 based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on that date.

        Number of shares outstanding of the registrant's class of Common Stock as of March 4, 2005: 306,695,427.

Documents incorporated by reference:

        Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

TABLE OF CONTENTS

PART I
Item 1.	BUSINESS	1
	Overview	1
	Our Products	2
	Our Development Efforts	4
	Our Collaborations	5
	Manufacturing	8
	Sales and Marketing	9
	Competition	9
	Drug Research, Discovery and Development	11
	Patents and Proprietary Rights; Licenses	11
	Government Regulation	13
	Employees	15
	Available Information	16
RISK FACTORS THAT MAY AFFECT RESULTS		17
	Regulatory Risks	17
	Risks Relating to Our Business, Strategy and Industry	18
	Risks Relating to Our Financial Results and Need for Financing	22
	Risks Relating to Collaborators	23
	Risks Relating to Intellectual Property	25
	Risks Relating to Product Manufacturing, Marketing and Sales	27
	Risks Relating to an Investment in Our Common Stock	30
Item 2.	PROPERTIES	31
Item 3.	LEGAL PROCEEDINGS	31
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
OUR EXECUTIVE OFFICERS		32
PART II
Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
Item 6.	SELECTED FINANCIAL DATA	34
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	83
Item 9A.	CONTROLS AND PROCEDURES	83
Item 9B.	OTHER INFORMATION	85
PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	85
Item 11.	EXECUTIVE COMPENSATION	86
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	86
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	88
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	89
PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	90
SIGNATURES		91
EXHIBIT INDEX		92
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS		98

i

PART I

Item 1. BUSINESS

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing breakthrough products in the areas of cancer, cardiovascular disease and inflammatory disease. We currently market two market-leading products, one for cancer and one for cardiovascular disease. We also have other potential therapeutic products in various stages of clinical and preclinical development in all three of our areas of disease focus.

        Our cancer product, VELCADE® (bortezomib) for Injection, was approved in the United States in May 2003 and in the European Union in April 2004 for marketing as a treatment for patients with multiple myeloma, a type of blood cancer, who have received at least two prior therapies and demonstrated disease progression on their most recent therapy. We began marketing VELCADE in the United States shortly after receiving approval. We sell VELCADE in the United States directly through our own oncology sales force. VELCADE is sold in the European Union and other approved areas outside of the United States by our collaborator Ortho Biotech Products, L.P., or Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson. In 2004, U.S. sales of VELCADE were approximately $143.1 million, which represented approximately 32% of our total revenue for 2004.

        Our cardiovascular product, INTEGRILIN® (eptifibatide) Injection, has been on the market in the United States since 1998 and outside of the United States since 1999. In the United States, we co-promote INTEGRILIN with Schering-Plough Corporation and Schering- Plough Ltd., together referred to as SGP, and share profits and losses. In the European Union, GlaxoSmithKline plc, or GSK, exclusively markets INTEGRILIN under a license from us. SGP sells INTEGRILIN in specified other areas outside of the United States and the European Union. In 2004, worldwide sales of INTEGRILIN were approximately $325.3 million. Approximately 93% of those sales were made in the United States. The co-promotion revenue we received from SGP based in part on worldwide sales of INTEGRILIN was approximately $206.3 million, which represented approximately 46% of our total revenue for 2004.

        Our business strategy is to build a portfolio of innovative, new medicines based on our understanding of particular molecular pathways that affect the establishment and progression of specific diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but will seek development and commercial collaborators when we believe that this will maximize product value. For example, we generally intend to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or for markets outside of the United States.

        In the near term, we expect to focus our commercial activities in the cancer and cardiovascular therapeutic areas where we plan to build on our commercial and regulatory achievements with VELCADE and INTEGRILIN. We also are working to obtain approval to market VELCADE in the United States and elsewhere for earlier use in multiple myeloma and for the treatment of additional cancer types. We believe that these additional uses of VELCADE would lead to a significant expansion of our cancer business. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

        In the long term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs. If we are successful, we would use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations.

        We were incorporated in Delaware in 1993. Our principal executive offices are located at 40 Landsdowne Street, Cambridge, Massachusetts 02139.

Our Products

VELCADE® (bortezomib) for Injection

        VELCADE, the first of a new class of medicines called proteasome inhibitors, was the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval from the Food and Drug Administration, or FDA, on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third line and beyond.

        The European Commission granted Marketing Authorization for VELCADE for this same indication in Europe in April 2004. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries of the European Union when those countries officially joined the European Union on May 1, 2004. VELCADE has also been approved in a number of other countries, including Canada, Switzerland, Argentina, Israel, Bulgaria, Slovenia, South Korea and Mexico, bringing the total number of approved countries to approximately 40. Under our agreement with Ortho Biotech, since securing these non-U.S. approvals, we have transferred the licenses to an affiliate of Ortho Biotech. Ortho Biotech's affiliates now market VELCADE in these countries.

        In September 2004, we submitted a supplemental New Drug Application, or sNDA, to the FDA for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second line, based on our completed phase III APEX clinical trial. Also during October 2004, the European Medicines Evaluation Agency, or EMEA, accepted for review a filing by Ortho Biotech for the same indication in Europe.

        We are also pursuing the development and potential for the commercialization of VELCADE for other types of cancer, such as lymphoma. The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin's lymphoma, in November 2004. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document. Additionally, in the fourth quarter of 2004, the National Comprehensive Cancer Network, or NCCN, an alliance of 19 of the world's leading cancer centers that develops guidelines for clinical policy in oncology, included VELCADE in its guidelines for the treatment of patients with mantle cell lymphoma who have received at least one prior therapy. Fast track designation and inclusion in the NCCN guidelines are based on preliminary data from on-going clinical trials of VELCADE in relapsed and refractory mantle cell lymphoma.

        Multiple myeloma is a cancer of the bone marrow in which some types of white blood cells are overproduced. As a result, there is decreased production of normal red and normal white blood cells, thereby damaging the body's immune system. The overproduced white blood cells also cause the growth of tumors that spread to multiple sites, causing bone destruction and resulting in pain and bone fractures. Approximately 15,000 new cases of multiple myeloma were diagnosed in the United States in 2004 and approximately 11,000 people in the United States died of this disease in 2004. Multiple myeloma is one of the top ten causes of cancer death among African-Americans.

        Non-Hodgkin's Lymphoma, or NHL, is the fifth most common cancer in the United States. Each year in the United States there are approximately 56,000 new NHL cases diagnosed and 19,000 NHL-related deaths. According to the American Cancer Society, the incidence of NHL has more than doubled since the 1970s. Mantle cell lymphoma, or MCL, is an aggressive form of NHL that accounts for approximately six percent of all lymphomas. MCL is often widespread when diagnosed and typically involves the lymph nodes, bone marrow and spleen. Only one fifth of MCL patients survive more than five years following diagnosis.

        Proteasome inhibitors act in a different way from other anti-cancer therapies. Proteasomes are enzyme complexes in all cells that break down intracellular proteins in a regulated manner in both healthy and cancerous cells. Intracellular proteins form pathways by which cancer cells multiply, spread, interact with other cells and avoid programmed cell death. Inhibition of the proteasome by VELCADE prevents the regulated breakdown of these intracellular proteins, thereby interfering with many of these varied functions. This disruption of essential pathways in cancer cells can lead to cell death and inhibit tumor growth.

        The most commonly reported side effects of VELCADE are asthenic conditions including fatigue, malaise and weakness, nausea, diarrhea, decreased appetite including anorexia, constipation, thrombocytopenia, peripheral neuropathy, pyrexia, vomiting, anemia, neutropenia and orthostatic hypotension.

INTEGRILIN® (eptifibatide) Injection

        We market INTEGRILIN in the United States in collaboration with SGP. GSK markets INTEGRILIN in the European Union and, subject to approval of the transfer from SGP to GSK of the relevant marketing authorizations, GSK will also market INTEGRILIN in other European countries. SGP markets INTEGRILIN in countries outside of Europe, including Argentina, Australia, Brazil, Canada, Egypt, India, Israel, Japan, Mexico, Singapore, South Africa and Thailand.

        INTEGRILIN is a small synthetic peptide that works by preventing the aggregation of platelets by blocking the platelet receptor GP IIb-IIIa. The effects of INTEGRILIN are specific to platelets, avoiding interference with other normal cardiovascular processes. In addition, these effects can be reversed following INTEGRILIN discontinuation when no longer needed. We believe that more than one million people per year in the United States are candidates for INTEGRILIN therapy. Bleeding is the most common complication encountered during administration of INTEGRILIN therapy. The majority of excess major bleeding events associated with INTEGRILIN are localized at the site of catheter insertion.

        INTEGRILIN is approved for marketing in the United States for the treatment of patients with acute coronary syndromes, or ACS, which include unstable angina and non-ST segment elevation myocardial infarction. This group includes patients who are medically managed and those undergoing percutaneous coronary intervention, or PCI, including angioplasty. INTEGRILIN is also approved for use at the time of a PCI, including for patients undergoing intracoronary stenting. This is a broader set of indications than the other two GP IIb-IIIa inhibitors approved for marketing in the United States.

        In addition to maintaining the role and market share of INTEGRILIN as a treatment in the catheterization lab, our strategy to grow INTEGRILIN sales within its approved indication is to increase early usage in patients with ACS as well as to increase the number of hospitals using INTEGRILIN. We have a specialized United States cardiovascular sales force that focuses on expanding hospital use of INTEGRILIN. We and SGP market INTEGRILIN in the United States to clinical cardiologists, interventional cardiologists and emergency medicine physicians. We and SGP also focus on hospital pharmacy directors, formulary committee members, hospital administrators and nurses, all of whom can affect purchasing decisions. SGP is currently responsible for the sale of INTEGRILIN to wholesalers. During September 2004, we initiated the process, contemplated by our original agreement with SGP, to transition United States distribution responsibilities for INTEGRILIN from SGP to us. We expect this transition to take place during the fourth quarter of 2005, at the earliest. After the transition, we expect we will be responsible for distributing the product to wholesalers.

Our Development Efforts

VELCADE® (bortezomib) for Injection Development

        We believe that VELCADE may have broad applications in the treatment of cancer. There are a wide range of ongoing company sponsored trials, investigator initiated studies and cooperative group studies on the use of VELCADE alone and in combination with other therapies in patients with cancer, including the following principal trials:

  •
  clinical trials across the multiple myeloma treatment paradigm including a phase III clinical trial with newly diagnosed and untreated patients;

  •
  a phase II clinical trial in patients with mantle cell lymphoma who have received at least one prior therapy;

  •
  a phase II clinical trial in patients with follicular or marginal zone lymphoma who have received at least one prior therapy;

  •
  phase II clinical trials in patients with non small cell lung cancer; and

  •
  clinical trials in patients with other solid tumors including: small cell lung, prostate, ovarian colorectal and breast cancers.

INTEGRILIN® (eptifibatide) Injection Development

        We are pursuing opportunities to expand the market potential for INTEGRILIN by increasing the use of the product in its currently approved indications and exploring potential new indications. The following are the principal on-going efforts we are making in this regard:

  •
  The EARLY ACS trial which we and SGP initiated in June 2004 to demonstrate the benefits of earlier use of INTEGRILIN before patients undergo an interventional procedure.

  •
  EVENT, a drug eluting stent registry which is intended to show the incremental benefit of using INTEGRILIN with drug eluting stents, was initiated in June 2004.

  •
  Through the CRUSADE quality improvement initiative conducted by Duke Clinical Research Institute, we are seeking to increase awareness of the 2002 American College of Cardiology and the American Heart Association guidelines for the management of non-ST-Segment Elevation Acute Coronary Syndromes recommending early use of GP IIb-IIIa inhibitors in some high risk patients.

  •
  We are funding various investigator-initiated clinical trials to evaluate INTEGRILIN in other possible indications including peripheral angioplasty where anti-platelet aggregation biology might play a role in patient care.

Pipeline Development

        In addition to our ongoing clinical trials of INTEGRILIN and VELCADE, we have eight drug candidates in late preclinical and clinical development. The following chart summarizes the applicable disease indication and the clinical trial or preclinical status of these eight drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN2704 is a targeting monoclonal antibody vehicle conjugated to toxin DM1	Prostate cancer	phase I/phase II
MLN518 is a small molecule Receptor Tyrosine Kinase, or RTK, that inhibits the F1t-3 Kinase	Acute myeloid leukemia	phase I/phase II
MLN8054 is a small molecule inhibitor of Aurora kinases	Solid tumor cancers	preclinical
Cardiovascular Diseases
MLN2222 is a recombinant protein that is designed to block complement at both the C3 and C5 convertases	Reperfusion injury in patients undergoing cardiac surgeries	phase I
Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Rheumatoid arthritis Multiple sclerosis	phase II preclinical with phase IIa planned
	Secondary atherosclerosis	preclinical with phase IIa planned
	Scleroderma	preclinical with phase IIa planned
MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN02 is a humanized monoclonal antibody directed against the (Greek alpha)4ß7 receptor	Crohn's disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN3701 is a small molecule CCR1 inhibitor backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	preclinical

        Completion of clinical trials may take several years or more. The length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

Our Collaborations

        We have entered into commercialization, development and research arrangements with pharmaceutical and biotechnology companies relating to a broad range of products and potential product opportunities. These collaborations provide us with the opportunity to maximize the value of our internal resources while at the same time utilizing the resources of other companies to market and develop our products. In the case of our commercial product collaborations, we receive combinations of royalties, distribution fees, shares of profits and losses and/or milestone and other payments. In our research collaborations, we may receive various combinations of license fees and research funding in addition to the potential for future payments based on successful commercialization of products resulting from the collaborations.

Ortho Biotech Collaboration

        In June 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization and continued clinical development of VELCADE® (bortezomib) for Injection. Under the terms of the agreement, we retain all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from Ortho Biotech and its affiliates from sales of VELCADE outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.

        We are engaged with Ortho Biotech in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the clinical and commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech is responsible for 40% of the joint development costs through 2005 and for 45% of those costs after 2005. In addition, we may receive payments from Ortho Biotech for achieving clinical development milestones, regulatory milestones outside of the United States and agreed-upon sales levels of VELCADE.

        Decisions regarding the ongoing development and marketing of VELCADE are generally subject to the oversight of a joint steering committee with equal membership from Ortho Biotech and us. However, in the event of a dispute, specified development, United States commercialization and specified other decisions are allocated specifically to us, and commercialization decisions outside of the United States and some other decisions are allocated specifically to Ortho Biotech.

        Unless our agreement with Ortho Biotech is terminated early due to a material uncured breach by one of the parties or by Ortho Biotech unilaterally subject to notice obligations, the agreement continues on a country by country basis outside of the United States until no earlier than the expiration of the last to expire patent covering the manufacture, use or sale of the product in the country. For the year ended December 31, 2004, revenues from this alliance including license fees, reimbursement of development expenses, milestone payments and distribution fees accounted for approximately 17% of our total revenues.

SGP Collaboration

        In April 1995, COR Therapeutics, Inc., or COR, entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN® (eptifibatide) Injection on a worldwide basis. We acquired COR in February 2002. Under the collaboration agreement with SGP, decisions regarding the ongoing development and marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from SGP and us. However, some development decisions are allocated specifically to us. In addition, in those markets where SGP has exclusive marketing rights, currently everywhere except the United States and the European Union, SGP has decision-making authority with respect to marketing issues.

        Under our collaboration agreement with SGP, we generally share any profits or losses from the United States with SGP based on the amount of promotional efforts that each party contributes. Since the United States launch of INTEGRILIN in June 1998, we have agreed to share promotional efforts in the United States equally with SGP, except for costs associated with marketing programs specific to us. We have granted SGP an exclusive license to market INTEGRILIN outside the United States and the European Union, and SGP pays royalties to us based on sales outside of the United States and the

European Union. We have the right, in the future, to co-promote INTEGRILIN® (eptifibatide) Injection in Canada. If we exercise this right, we would share any profits or losses from this additional co-promotion territory with SGP.

        Our agreement with SGP continues on a country by country basis until the later of fifteen years from the first commercial sale of an INTEGRILIN product in that country, or expiration of the last to expire patent covering the manufacture, use or sale of that product in that country. During September 2004, we initiated the process, contemplated by our original agreement with SGP, to transition United States distribution responsibilities for INTEGRILIN from SGP to us. We expect this transition to take place during the fourth quarter of 2005, at the earliest. After the transition, we expect to continue to co-promote the product with SGP, but be responsible for distributing the product. As a result, we expect we will recognize revenue for all sales of INTEGRILIN in the United States and pay SGP co-promotion fees.

GSK License Agreement

        In June 2004, we reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorizations for the European Union from SGP to GSK was completed, and GSK began selling INTEGRILIN in the countries of the European Union. Subject to approval of the transfer from SGP to GSK of the relevant marketing authorizations, GSK will also market INTEGRILIN in other European countries. Our commercialization alliance with GSK is designed to provide significant sales and marketing support from GSK to address market opportunities for INTEGRILIN in Europe. Under the terms of the agreement, we are entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe subject to the achievement of specified objectives.

        Under the license agreement with GSK, decisions regarding the ongoing marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from GSK and us. However, GSK has significant final decision-making authority with respect to European marketing issues. Our agreement with GSK continues until the later of (a) December 31, 2014, or (b) as long as GSK continues to commercialize INTEGRILIN in any European country.

BZL Collaboration

        In April 2001, we entered into an agreement with BZL Biologics, L.L.C., or BZL, for the joint development and commercialization of antibody-based therapeutics targeting prostate specific membrane antigen, or PSMA, including both chemotherapeutic agent conjugated and radio-labeled products. These products include MLN2704. Under this agreement, we currently have exclusive development and worldwide marketing rights to these products. We are required to pay development costs of the products and milestone and royalty payments to BZL based on product sales.

Aventis Inflammatory Disease Discovery Collaboration

        In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis that includes joint discovery, development and commercialization of drugs for the treatment of specified inflammatory diseases. This agreement covers a substantial portion of our research and development program in the inflammatory disease area and provides us with potential access to Aventis' large promotional infrastructure in connection with the commercialization of jointly developed products. The research phase of the agreement has a five-year term expiring in June 2005.

        In North America, we have agreed to share the responsibility for and cost of developing, manufacturing and marketing products arising from the alliance. Outside of North America, Aventis is responsible for and will bear the cost of developing, manufacturing and marketing products arising from the alliance. Aventis is required to pay us a royalty on product sales outside of North America. Under this agreement, Aventis acquired 4.5 million shares of our common stock over a two-year period through 2001 for $250.0 million.

        To date, we and Aventis have identified a significant number of novel drug targets relevant in inflammatory diseases. During the remaining portion of the research phase of the alliance, we and Aventis have agreed to focus our joint resources on the identification and evaluation of compounds for preclinical and clinical development. As of the end of 2004, the alliance had identified several early development candidates, one of which, MLN3897 is now being tested by us in a phase I clinical trial.

Manufacturing

        Our strategy with regard to manufacturing is to contract with third parties to meet our needs for commercial supply and, as to most of our compounds, for research, development, preclinical and clinical trials. Therefore, we have limited manufacturing capabilities and produce only a small amount of product for research and development and preclinical testing.

        We have established a quality assurance/control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current Good Manufacturing Practices, or GMP, except for products and product candidates for toxicology studies and animal studies, which we require to be manufactured in accordance with current Good Laboratory Practices, or GLP. The facilities of our contract manufacturers of marketed products must pass regular post-approval inspections by the FDA and other agencies. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of any of our potential products. The manufacture of our products and product candidates is based in part on technology that we believe to be proprietary to our contract manufacturers. Our manufacturers may not abide by the limitations or confidentiality restrictions in licenses or other agreements with us. In addition, some of our manufacturers may develop process technology related to the manufacture of our compounds that such suppliers own either independently or jointly with us. This could increase our reliance on such manufacturers, require us to obtain a license from such manufacturers in order to have our products manufactured or result in us not benefiting from the potential efficiencies of new process technologies.

        We rely on third-party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE® (bortezomib) for Injection for both commercial purposes and for ongoing clinical trials. We have established long-term supply relationships for the production of commercial supplies of VELCADE. We believe we currently have a sufficient quantity of bortezomib to meet the anticipated commercial demand for the product for 2005 and to fulfill the needs for our clinical trials. We work with one manufacturer to complete fill/finish for VELCADE.

        We also rely on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN® (eptifibatide) Injection. We have two manufacturers that provide us with eptifibatide, the raw material necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme, or Solvay, one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of bulk product. We are planning to submit our own alternative process technology for the production of eptifibatide for approval in the United States, Europe and other countries as required. We entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. We have one manufacturer that currently performs fill/finish services for INTEGRILIN. We are qualifying a second fill/finish supplier and we have identified an alternative packaging supplier to serve as future sources of supply for the United States. Although we believe our contracted supply of INTEGRILIN is sufficient to meet current market demand, our longer-term manufacturing plans call for the addition of additional manufacturing capacity.

Sales and Marketing

        We have built a specified cancer specialized sales force geographically dispersed across the United States. This sales force markets VELCADE® (bortezomib) for Injection in its approved indications to physicians, hospitals and other health care providers. Ortho Biotech or its affiliates market VELCADE outside of the United States and pay us distribution fees on product sales. See "Ortho Biotech Collaboration."

        We also have a specialized cardiovascular sales force geographically dispersed across the United States. This sales force, together with SGP's sales force, markets INTEGRILIN® (eptifibatide) Injection to clinical cardiologists, interventional cardiologists and emergency medicine physicians. One of the primary goals of this sales force is to expand hospital emergency room early use of INTEGRILIN for when a patient first presents with ACS.

        SGP currently sells INTEGRILIN to drug wholesalers. These wholesalers subsequently sell INTEGRILIN to the hospitals where health care providers administer the drug to patients. Wholesaler management decisions to increase or decrease their inventory of INTEGRILIN may result in sales of INTEGRILIN to wholesalers that do not track directly with demand for the product at hospitals. GSK markets and sells INTEGRILIN in the European Union and will sell in other European countries upon regulatory approval of the transfer of the necessary marketing authorizations from SGP, and SGP sells and markets INTEGRILIN elsewhere outside the United States. See "SGP Collaboration" and "GSK License Agreement."

        We have not developed commercialization plans for our product candidates other than VELCADE and INTEGRILIN that may receive marketing approval in the future because the manner in which we will commercialize these product candidates will depend in large part on their market potential and our financial resources. We may establish co-promotion, corporate collaboration, licensing or other arrangements for the marketing and sale of some products in some or all geographic markets.

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

Competition

        We face competition, and believe significant long-term competition can be expected, from a range of pharmaceutical and biotechnology companies. This competition may become more intense as we develop additional products and commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater resources and experience than we have. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

        The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. However, we believe our competitive position is enhanced by our commitment to research leading to the discovery and development of new products. Other factors that may help us meet competition include the quality and breadth of our technology platform, the skill of our employees and our ability to recruit and retain skilled employees, our program of seeking patent protection for our discoveries and advances, and our capabilities for early stage research and drug discovery. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in discovery, research, preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

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

        Although the mechanism of action utilized by VELCADE® (bortezomib) for Injection is unique, we expect traditional chemotherapy treatments and other therapies in development to compete with VELCADE. In particular, Thalomid® (thalidomide) is marketed by Celgene Corporation and approved as a treatment for patients with leprosy, but has an increasing and significant off-label use in multiple myeloma based on data published in peer-reviewed publications. Celgene Corporation recently filed an sNDA for thalidomide for the treatment of multiple myeloma that was accepted by the FDA for review. There are also other potentially competitive therapies that are in late-stage clinical development for multiple myeloma including Celgene's Revlimid®. We believe that VELCADE generally competes with other therapies on the basis of safety, efficacy, convenience and price.

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and we expect the already intense competition in this field to increase. INTEGRILIN® (eptifibatide) Injection generally competes with other therapies on the basis of safety, efficacy, convenience and price. Two GP IIb-IIIa inhibitors which compete with INTEGRILIN have received regulatory approval in the United States and Europe:

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

        Other competitive factors that could negatively impact the future growth and development of the GP IIb-IIIa inhibitors market segment include:

  •
  expanded use of heparin replacement therapies, such as Angiomax® (bivalirudin) produced and sold by The Medicines Company for patients undergoing PCI;

  •
  changing treatment practices for PCI and ACS based on new technologies, including the use of drug-coated stents;

  •
  increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

  •
  our inability to complete clinical trials and develop data to promote increased use of INTEGRILIN® (eptifibatide) Injection in its current indications as well as in new indications.

Drug Research, Discovery and Development

        A key element of our overall strategy is to build a sustainable pipeline of innovative new treatments in several disease areas. In these disease areas, our goal is to generate a sufficiently large and diverse portfolio of discovery and development programs at various stages of maturity so that we can move new drugs through clinical development and onto the market on a regular basis.

        To achieve this goal, we have focused on developing a comprehensive understanding of the mechanisms and pathways that underlie important diseases and on building an organization capable of converting this understanding into innovative treatments for patients. We deploy a full range of genomics capabilities to decipher the workings of the human genome and identify genes the regulation of which may play an important role in disease. From among these genes, we select those whose properties appear most suitable as targets for new drugs. Then we seek to identify and optimize small molecule compounds or antibodies that interact with targets in an appropriate manner. We test these drug candidates extensively in animal models to assess their likely suitability as therapeutic products. We then move into clinical testing in humans, to establish the safety and efficacy of these experimental products and to understand therapeutically important differences among people. At any stage of this process, we may need to go back to repeat several steps with slight variations, in an effort to ensure that we bring the most suitable new drug candidate through clinical testing. If we believe we have established safety and efficacy for a new drug candidate, we submit applications for marketing approval to the appropriate regulatory authorities.

        During this process, we are informed by the expertise of our scientists and clinicians in disease biology, chemistry and preclinical and clinical development, and our efforts are enabled by the comprehensive range of capabilities we have assembled into our technology platform. To augment our internal discovery and development capabilities, we may also license or acquire rights to drugs or drug candidates that have been developed outside of our company and which address pathways we have identified as important for particular diseases.

        As we continue to shift our focus to clinical development and product commercialization, and as we conclude our discovery-based alliances, we expect to devote fewer personnel and resources to research and discovery activities. As a result of this shift, we recorded a restructuring charges in 2004 of approximately $38.0 million and in 2003 of approximately $191.0 million and expect to record additional restructuring charges during 2005 of between $5.0 million and $20.0 million related to adjustments to the estimates of the remaining rental obligations, net of estimated sublease income, for facilities we vacated.

        Company-sponsored research and development expenses totaled $266.4 million in 2004, $316.8 million in 2003 and $337.5 million in 2002. Our strategic collaborator-sponsored research and development expenditures totaled $136.2 million in 2004, $171.7 million in 2003 and $173.7 million in 2002. In calculating strategic collaborator-sponsored research and development expenditures, we have included expenditures in programs for which we receive current funding as well as programs for which we may receive future compensation as milestone payments, royalties or otherwise, even though we provide the current funding.

Patents and Proprietary Rights; Licenses

Patents

        We generally seek United States and foreign patent protection for the genes, proteins, antibodies and small-molecule drug leads that we discover as well as possible therapeutic, diagnostic and pharmacogenomic products and processes, drug screening methodologies and other inventions based on such genes, proteins, antibodies and small molecules. We also seek patent protection or rely upon trade secret rights to protect other technologies which may be used to discover and characterize genes, proteins, antibodies and small-molecules and which may be used to develop and manufacture novel therapeutic, diagnostic and pharmacogenomic products and processes.

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for VELCADE® (bortezomib) for Injection. The issued U.S. patents related to VELCADE expire in 2014.

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for INTEGRILIN® (eptifibatide) Injection. The issued United States patents that cover INTEGRILIN expire in 2014 and 2015 and the issued foreign patents expire between 2010 and 2012 and could be extended to 2014 in Europe depending on the outcome of a case pending in front of the European Court of Justice.

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

Licenses

        We have obtained licenses from various parties for rights to use proprietary technologies and compounds. These licenses generally are for a fixed duration, typically the life of the licensed patents, and require us to use reasonable or diligent efforts to develop and commercialize and to pay ongoing royalties on product sales. We are the exclusive licensee of issued United States and foreign patents and/or pending United States and foreign applications relating to our products on the market and in clinical development as follows:

  •
  VELCADE. We are a party to an exclusive worldwide Patent License Agreement with the U.S. Public Health Service, or PHS, dated December 12, 2002. This agreement provides us with the right to use the patents belonging to PHS relating to the formulation of VELCADE. Under this agreement we have obligations to pay PHS up-front royalty payments, royalty milestones, royalties on net sales of VELCADE and sublicensing royalties. The license extends through the expiration of any licensed patents that may result from PHS' pending applications unless terminated earlier by PHS to meet requirements for public use specified by law or for a default by us or a failure to meet our obligations under the agreement, in either case, following a cure period.

  •
  MLN2704. The issued United States patents that cover MLN2704 expire in 2017 and 2022.

  •
  MLN518. The issued United States patents relating to MLN518 expire in 2018. The MLN518 license extends through the expiration of the issued patents or any licensed patents that may result from pending applications.

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

        The results of the preclinical and clinical testing of a pharmaceutical product are then submitted to the FDA for approval to commence commercial sales. For a chemical pharmaceutical product, the submission is in the form of an NDA and for a biological pharmaceutical product the submission is in the form of a biologic license application, or BLA. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure that any approval required by the FDA will be obtained on a timely basis, if at all.

        Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current Good Clinical Practices, or GCP, GLP, for specific non-clinical toxicology studies, current GMP and computer information system validation standards. Before approval of a BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. We also face similar inspections coordinated by the EMEA by inspectors from particular European Union member states that conduct inspections on behalf of the Europe Union.

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

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

        As a result of gaining approval of and launching VELCADE® (bortezomib) for Injection, the first product we have sold directly, we became a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum of 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Centers for Medicare & Medicaid Services. Additionally, under the Medicare Prescription Drug and Modernization Act of 2003 we must report our average sales price.

        We make VELCADE and SGP makes INTEGRILIN® (eptifibatide) Injection available to authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS, including the Indian Health Service, be discounted by a minimum of 24% off the AMP to non-federal customers, the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. We will become responsible for FAMP and non-FAMP reporting at the time we assume distribution responsibility for INTEGRILIN.

        Under the laws of the United States, the countries of the European Union and other nations, we and the institutions where we sponsor research are subject to obligations to ensure the protection of personal information of human subjects participating in our clinical trials. We have instituted procedures that we believe will enable us to comply with these requirements and the contractual requirements of our data sources. The laws and regulations in this area are evolving and further regulation, if adopted, could affect the timing and the cost of future clinical development activities.

        We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. We believe that our procedures comply with the standards prescribed by local, state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. We conduct our research and manufacturing activities in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.

        We are subject to the United States Foreign Corrupt Practices Act which prohibits corporations and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

Pricing Controls

        The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In Canada this practice has led to lower priced products than in the United States. As a result, importation of products from Canada into the United States may result in reduced product revenues. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing reimbursement controls. For example, the passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products. While we cannot predict whether any future legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

        In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and results.

Third Party Reimbursement

        In the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. As a result, in the future, our products could be considered not cost effective or reimbursement to the consumer could become unavailable or could be insufficient to allow us to sell our products on a competitive and profitable basis.

Employees

        As of February 28, 2005, we had approximately 1,477 full-time employees. We believe that relations with our employees are good.

Available Information

        Our Internet website is http://www.millennium.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report and, since November 15, 2002, at the same time that they become available on the Securities and Exchange Commission's website.

        Our code of conduct, the Core Values Handbook, our Board Policies, and the charters of the Audit Committee, Compensation and Talent Committee and Board Governance Committee are all available on the corporate governance section of our website at http://www.millennium.com/investors. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts, U.S.A. 02139.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend," "may," "will" and similar expressions to help identify forward-looking statements.

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

Regulatory Risks

Our business may be harmed if we do not fulfill specified post-approval requirements of the FDA and EMEA relating to VELCADE® (bortezomib) for Injection or obtain approval to market VELCADE for additional therapeutic uses.

        The FDA granted accelerated approval, and the EMEA granted approval under exceptional circumstances, for VELCADE for specific therapeutic uses. These approvals require the fulfillment of specific post-approval clinical trial requirements. Our business would be seriously harmed if we do not fulfill these requirements and the FDA or the EMEA revokes its marketing approval for VELCADE. In addition, an important part of our strategy to grow our business is to market VELCADE for additional indications. To do so, we will need to successfully conduct clinical trials and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials, or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of VELCADE, our revenues may not grow as expected and our business and operating results will be harmed.

We may not be able to obtain approval in additional countries to market VELCADE.

        VELCADE is currently approved for marketing in the United States, the countries of the European Union and other countries. If we are not able to obtain approval to market VELCADE in additional countries, we will lose the opportunity to sell in those countries and will not be able to earn potential milestone payments under our agreement with Ortho Biotech or collect potential distribution fees on sales of VELCADE by Ortho Biotech in those countries.

We may not be able to obtain marketing approval for products resulting from our development efforts and we may face challenges to the exclusivity of our marketing approvals.

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

        In some cases, we may experience challenges to the extension of exclusivity of our marketing approval. For example, with respect to INTEGRILIN, regulatory authorities in Luxembourg instituted a claim to reduce the effective term of supplemental protection certificates for INTEGRILIN in the European Community from 2014 to 2012. That claim was denied by the court of first instance in Europe. That denial has been appealed to the European Court of Justice, which held a hearing on the appeal in July 2004. If that court decides against us, the term of the supplemental protection certificates covering INTEGRILIN could be shortened in any particular European Community Member State in which a subsequent action requesting enforcement of the appellate decision was filed and decided against us. Shortening of such term could allow earlier generic competition in any such Member State.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, is subject to continual review and periodic inspections by the FDA, and other regulatory bodies. Later discovery of previously unknown problems or safety issues with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, the imposition of civil or criminal penalties or a refusal by the FDA and other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications. As with any recently approved therapeutic product, we expect that our knowledge of the safety profile for VELCADE will expand after wider usage and the possibility exists of patients receiving VELCADE treatment experiencing unexpected serious adverse events, which could have a material adverse effect on our business.

        We are a party to collaborations that transfer responsibility for specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting to our collaborators. If our collaborators do not fulfill these regulatory obligations, products, including VELCADE or INTEGRILIN, could be withdrawn from the market, which would have a material adverse effect on our business.

Some of our products may be based on new technologies which may affect our ability or the time we require to obtain necessary regulatory approvals.

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

        Our revenues over the next several years will be materially dependent on the commercial success of our two currently marketed products: VELCADE and INTEGRILIN. VELCADE was approved by the FDA in May 2003 and commercially launched in the United States shortly after that date. Marketing of VELCADE outside the United States commenced in April 2004. INTEGRILIN has been on the market in the United States since June 1998. Marketing of INTEGRILIN outside the United States commenced in mid-1999.

        Because of the recent introduction of VELCADE® (bortezomib) for Injection, we have limited experience as to the sales levels of this product. Our business plan contemplates obtaining marketing authorization to sell VELCADE in many countries for the treatment of all patients with multiple myeloma and both in the United States and abroad for other indications. We will be adversely affected if VELCADE does not receive such approvals.

        We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if:

  •
  we do not obtain regulatory approval to sell VELCADE in additional countries or for additional therapeutic uses;

  •
  physicians reduce prescribing INTEGRILIN® (eptifibatide) Injection for its current indications or fail to use INTEGRILIN earlier in treatment and in the PCI setting;

  •
  we are not able to successfully implement distribution logistics for INTEGRILIN; or

  •
  the sales of VELCADE or INTEGRILIN do not meet our expectations.

We face substantial competition, and others may discover, develop or commercialize products before or more successfully than we do.

        The fields of biotechnology and pharmaceuticals are highly competitive. Many of our competitors are substantially larger than we are, and these competitors have substantially greater capital resources, research and development staffs and facilities than we have. Furthermore, many of our competitors are more experienced than we are in drug research, discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. As a result, our competitors may discover, develop and commercialize pharmaceutical products before or in a shorter timeframe than we do. In addition, our competitors may discover, develop and commercialize products that make the products that we or our collaborators have developed or are seeking to develop and commercialize non-competitive or obsolete.

        With respect to VELCADE, we face competition from Celgene Corporation's Thalomid® (thalidomide) and its derivatives, a treatment approved for complications associated with leprosy which is increasingly used for multiple myeloma based on data published in peer-reviewed publications. Celgene has filed an sNDA for Thalomid for the treatment of multiple myeloma that was accepted by the FDA for review. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE that are in late-stage clinical development for the treatment of multiple myeloma including Celgene's Revlimid. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

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

  •
  changing treatment practices for PCI and ACS based on new technologies, including the use of drug-coated stents;

  •
  increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

  •
  our inability to complete clinical trials and develop data to promote increased use of INTEGRILIN in its current indications as well as in new indications.

Sales of INTEGRILIN® (eptifibatide) Injection and possibly VELCADE® (bortezomib) for Injection in particular reporting periods may be affected by fluctuations in inventory, allowances and buying patterns.

        A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Inventory levels held by these wholesalers may fluctuate significantly from quarter to quarter. If these wholesalers build inventory levels excessively in any quarter, sales to the wholesalers in future quarters may unexpectedly decrease notwithstanding steady prescriber demand. Because SGP currently manages product distribution, we have limited insight into or control over forces affecting changes in distributor inventory levels. If SGP does not appropriately manage this distribution, we and SGP may not realize our sales goals for the product and increased returns could reduce the co-promotion revenue we recognize and adversely affect our business.

        We recently began distributing VELCADE in the U.S. through a sole-source distribution model, where we sell directly to a third party who in turn distributes to the wholesaler base. Our product inventory levels may fluctuate in the short-term as our current wholesalers familiarize themselves with these new distribution logistics.

        Additionally, we and our commercial collaborators make provisions at the time of sale of both VELCADE and INTEGRILIN for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. To the extent these allowances are incorrect, we may need to adjust our estimates, which could have a material impact on the timing and actual revenue we are able to recognize from these sales.

        Because fewer medical procedures are typically performed in the summer months, demand for INTEGRILIN could generally be lower during these months. These fluctuations in sales of INTEGRILIN could have a material adverse effect on our results of operations for particular reporting periods. It is possible that sales of VELCADE could be similarly affected by fluctuations in buying patterns.

Because our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans, it is possible that our discovery process will not result in commercial products.

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

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. For example, in December 2003 we decided to stop further accrual to a phase II trial examining VELCADE® (bortezomib) for Injection in colorectal cancer because interim findings produced results that did not meet the pre-specified efficacy criteria for continuation of study accrual.

        We may not complete our planned preclinical or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our products. In addition, due to the substantial demand for clinical trial sites in the cardiovascular area, we may have difficulty obtaining a sufficient number of appropriate patients or clinician support to conduct our clinical trials as planned. A number of additional events could delay the completion of our clinical trials, including conditions imposed on us by the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials, lower than anticipated retention rates for patients in our clinical trials, insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials or the failure of our third-party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner. As a result, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

        We depend on independent clinical investigators and, in some cases, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the general investigational plan and protocol. Our reliance on these third parties that we do not control does not relieve us of our responsibility to comply with the regulations and standards of the FDA relating to good clinical practices. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the applicable trials plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

Because many of the products that we are developing are based on new technologies and therapeutic approaches, the market may not be receptive to these products upon their introduction.

        The commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon new technologies or therapeutic approaches. As a result, it may be more difficult for us to achieve market acceptance of our products, particularly the first products that we introduce to the market based on new technologies and therapeutic approaches. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

        We have incurred net losses of $252.3 million for the year ended December 31, 2004 and net losses of $483.7 million for the year ended December 31, 2003 and $590.2 million for the year ended December 31, 2002. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

        We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to help fund these costs and achieve profitability. Our ability to achieve profitability would be adversely impacted if our acquired intangible assets and goodwill, primarily resulting from our acquisition of COR, became impaired as a result of reduced market capitalization or product failures or withdrawals. We cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to generate revenues from the sale of products and from existing and potential future strategic alliances.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our business and operations.

        We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products. We will also require substantial funds to meet our obligations to our collaborators, manufacture and market products that are approved for commercial sale, including INTEGRILIN® (eptifibatide) Injection and VELCADE® (bortezomib) for Injection, and meet our debt service obligations. Additional financing may not be available when we need it or may not be available on favorable terms.

        If we are unable to obtain adequate funding on a timely basis, we may have to delay or curtail our research and development programs or our product commercialization activities. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to specified technologies, product candidates or products which we would otherwise pursue on our own.

Our indebtedness and debt service obligations may adversely affect our cash flow and otherwise negatively affect our operations.

        At December 31, 2004, we had approximately $105.5 million of outstanding convertible debt and $90.9 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $13.9 million over the next three years. We will be required to make interest payments totaling approximately $8.3 million over the next three years on our capital leases.

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

        In December 2002 and June 2003, we announced a restructuring designed to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. We may not achieve the cost savings anticipated from the restructuring because such savings are difficult to predict and speculative in nature. In 2003, we recorded approximately $191.0 million related to this restructuring and in 2004, we recorded approximately $38.0 million related to this restructuring. We expect to record additional restructuring charges during 2005 of between $5.0 million and $20.0 million. While we believe this estimate to be reasonable, it is possible that the actual charges will exceed this range. For example, we may not be able to lease facilities that we have closed or plan to close in connection with the restructuring as quickly or on as favorable terms as we anticipated.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to develop and commercialize products.

        We market and sell INTEGRILIN® (eptifibatide) Injection through alliances with SGP and GSK. Outside of the United States, we commercialize VELCADE® (bortezomib) for Injection through an alliance with Ortho Biotech. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE, and with

SGP for the ongoing development of INTEGRILIN® (eptifibatide) Injection. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

        Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the alliance and the degree to which it shares financial and product sales and inventory information. Our existing and any future alliances may not be scientifically or commercially successful.

        The risks that we face in connection with these existing and any future alliances include the following:

  •
  All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including, in many cases, such as in our collaboration with Ortho Biotech, without cause.

  •
  Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their development and commercialization priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of some of our products to reach their potential could be limited if our collaborators decrease or fail to increase marketing or spending efforts related to such products.

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

  •
  Our collaborators may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that are the subject of the alliance with us.

  •
  Our collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to expose us to potential litigation.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products.

        An important element of our business strategy is entering into strategic alliances for the development and commercialization of selected products. In some instances, if we are unsuccessful in reaching an agreement with a suitable collaborator, we may fail to meet all of our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish additional strategic alliances or other alternative arrangements. The terms of any additional strategic alliances or other arrangements that we establish may not be favorable to us. Moreover, such strategic alliances or other arrangements may not be successful.

Risks Relating to Intellectual Property

If we are unable to obtain patent protection for our discoveries, the value of our technology and products will be adversely affected. If we infringe patent or other intellectual property rights of third parties, we may not be able to develop and commercialize our products or the cost of doing so may increase.

        Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions.

        Our ability to develop and commercialize products depends in significant part on our ability to:

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

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing our products.

        We may not have rights under some patents or patent applications related to some of our existing and proposed products or processes. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, manufacture, sell or import some of our existing and proposed products or processes, we or our collaborators may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad, or those that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products or processes.

        Our MLN02 and MLN1202 product candidates are humanized monoclonal antibodies. Our product candidate MLN2704 also includes a recombinant antibody. We are aware of third-party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using recombinant antibodies. With respect to MLN2704, we are also aware of third-party patent applications relating to anti-PSMA antibodies.

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

        The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other proceeding is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing our products or processes without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

        Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Our patent protection for any compounds that we seek to develop may be limited to a particular method of use or indication such that, if a third party were to obtain approval of the compound for use in another indication, we could be subject to competition arising from off-label use.

        Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. If we are unable to obtain patent protection for the actual composition of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. If a third party were to receive marketing approval for the compound for another use, physicians could nevertheless prescribe it for indications that are not described in the product's labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection of the prescribed indication, as a practical matter, we would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

        We are a party to various license agreements. In particular, we license rights to patents for the formulation of VELCADE® (bortezomib) for Injection, issued U.S. patents covering MLN2704 and issued patents relating to MLN518. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

Risks Relating to Product Manufacturing, Marketing and Sales

Because we have limited sales, marketing and distribution experience and capabilities, we are dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

        We are marketing and selling VELCADE in the United States solely through our cancer-specific sales force and without a collaborator. Our success in selling VELCADE will depend heavily on the performance of this sales force. In areas outside the United States where VELCADE has received approval, Ortho Biotech or its affiliates market VELCADE. As a result, our ability to earn revenue related to VELCADE outside of the United States will depend heavily on Ortho Biotech.

        We have a specialty cardiovascular sales force that markets INTEGRILIN® (eptifibatide) Injection with SGP in the United States. GSK exclusively markets INTEGRILIN in Europe and SGP markets INTEGRILIN in areas outside of the United States and Europe. Our success in receiving co-promotion revenue royalties and milestone payments from sales of INTEGRILIN will depend heavily on the marketing efforts of these sales forces.

        During September 2004, we initiated the process, contemplated by the original agreement with SGP, to transition United States distribution responsibilities for INTEGRILIN from SGP to us. If we are not able to successfully distribute the product after this transition, INTEGRILIN sales could decline and our business could be substantially harmed.

        Depending on the nature of the products for which we obtain marketing approval, we may need to rely significantly on sales, marketing and distribution arrangements with our collaborators and other third parties. For example, some types of pharmaceutical products require a large sales force and extensive marketing capabilities for effective commercialization. If in the future we elect to perform sales, marketing and distribution functions for these types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

Because we have no commercial manufacturing capabilities, we will continue to be dependent on third-party manufacturers to manufacture products for us, or we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

        We have no commercial-scale manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals and commercialize products, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.

        We currently rely upon third parties to produce material for preclinical testing purposes and expect to continue to do so in the future. We also currently rely and expect to continue to rely, upon other third parties, potentially including our collaborators, to produce materials required for clinical trials and for the commercial production of our products.

        There are a limited number of contract manufacturers that operate under the FDA's good manufacturing practices regulations capable of manufacturing our products. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or commercialize them.

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

        We may in the future elect to manufacture some of our products in our own manufacturing facilities. We would need to invest substantial additional funds and recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

Because we have no commercial manufacturing capability for VELCADE® (bortezomib) for Injection, we are dependent on third parties to produce product sufficient to meet market demand.

        We rely on third-party contract manufacturers to manufacture, fill/finish and package VELCADE for both commercial purposes and for all clinical trials. We have established long-term supply relationships for the production of commercial supplies of VELCADE. We work with one manufacturer, with whom we have a long-term supply agreement, to complete fill/finish for VELCADE. If any of our current third party manufacturers performing production and fill/finish for VELCADE are unable or unwilling to continue performing these services for us and we are unable to find a replacement manufacturer or in the future we are otherwise unable to contract with manufacturers to produce commercial supplies of VELCADE in a cost-effective manner, we could run out of VELCADE for commercial sale and clinical trials and our business could be substantially harmed.

We face challenges in connection with the manufacture of INTEGRILIN® (eptifibatide) Injection; if we do not meet these challenges, our revenues and income will be adversely affected.

        We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have two manufacturers that currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of bulk product. As a result, until we have an approved alternative process technology, we will be reliant on these manufacturers. We have one manufacturer that currently performs fill/finish services for INTEGRILIN. We are qualifying a second fill/finish supplier and we have identified an alternative packaging supplier to serve as future sources of supply for the United States. The inability of our current manufacturer to continue its fill/finish services or our inability to secure alternative manufacturers could adversely affect the supply of INTEGRILIN and, thereby, harm our business.

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

If we fail to obtain an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products.

        The availability and levels of reimbursement by governmental and other third-party payors affect the market for any pharmaceutical product or health care service. These third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products as profitably as we expect if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount.

        In particular, third-party payors could lower the amount that they will reimburse hospitals or doctors to treat the conditions for which the FDA has approved INTEGRILIN® (eptifibatide) Injection or VELCADE® (bortezomib) for Injection. If they do, pricing levels or sales volumes of INTEGRILIN or VELCADE may decrease. In addition, if we fail to comply with the rules applicable to the Medicaid and Medicare programs, we could be subject to the imposition of civil or criminal penalties or exclusion from these programs.

        In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering INTEGRILIN and VELCADE to insured patients. If these levels are set, or reset, too low, it may not be possible to sell INTEGRILIN or VELCADE at a profit in these markets.

        In both the United States and other foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. For example, the Medicare Prescription Drug and Modernization Act of 2003 and its implementing regulations impose new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products. These new requirements have created uncertainty among oncologists and could impact sales levels of VELCADE as oncologists adapt to the new reimbursement model. Further proposals are also likely. The current uncertainty and the potential for adoption of additional proposals could affect the timing of product revenue, our ability to raise capital, obtain additional collaborators and market our products.

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

        The trading price of our common stock has been quite volatile, and may be volatile in the future. Between January 1, 2004 and December 31, 2004, our common stock traded as high as $19.87 per share and as low as $9.88 per share. Factors such as announcements of our or our competitors' operating results, data from our competitors' clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations could have a significant impact on the future trading prices of our common stock.

        In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

  •
  product revenues and the rate of revenue growth;

  •
  introduction or success of competitive products;

  •
  clinical trial results and regulatory developments;

  •
  quarterly variations in financial results and guidance to the investment community with respect to future financial results;

  •
  business and product market cycles;

  •
  fluctuations in customer requirements;

  •
  availability and utilization of manufacturing capacity;

  •
  timing of new product introductions; and

  •
  our ability to develop and implement new technologies.

        The price of our securities may also be affected by the estimates and projections of the investment community and our ability to meet or exceed the financial projections we provide to the public. The price may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. We can not assure you that these factors will not have an adverse effect on the trading price of our common stock.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

        Provisions of our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our company. For example, we have divided our board of directors into three classes that serve staggered three-year terms, we may issue shares of our authorized "blank check" preferred stock and our stockholders are limited in their ability to call special stockholder meetings. In addition, we have issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or greater interest in our common stock without negotiations with our board of directors.

Item 2. PROPERTIES

        We lease a total of approximately 1,340,000 square feet of office and laboratory space. This table contains information about our current materially important leased properties:

Location	Square Feet	Use	Lease expiration date
Several locations in Cambridge, Massachusetts	1,108,000 (173,000 sublet)	corporate headquarters office laboratory	2005 to 2020
South San Francisco, California	136,000 (30,000 sublet)	office laboratory	2011
Cambridge, England	92,000	laboratory office	2023

        In connection with our 2003 restructuring initiatives, we have sublet 203,000 square feet of space in various facilities, as shown in the table above. We are seeking to sublease an additional 208,000 square feet of our Cambridge, Massachusetts facilities. We have consolidated our Cambridge operations into our remaining facilities in that location. We have closed our facilities in Cambridge, England and South San Francisco, California and plan to sublease these facilities through the end of our lease terms.

        We believe that our leased and occupied facilities will be adequate to meet our requirements for the near term.

Item 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2004.

OUR EXECUTIVE OFFICERS

Mark J. Levin Age 54	Chairperson of the Board of Directors (since March 1996) Chief Executive Officer (since November 1994) and President (since 1993)

Prior to joining Millennium, Mr. Levin was a Partner at Mayfield, a venture capital firm (1987 to 1994) and held various positions with Genentech, Inc., Foxboro Company, Miller Brewing Company and Eli Lilly and Company (1974 to 1987) in biochemical and process engineering, marketing and project leadership.
Marsha H. Fanucci Age 51	Senior Vice President and Chief Financial Officer (since July 2004)

Ms. Fanucci was Senior Vice President, Finance and Corporate Strategy of Millennium (October 2003 to July 2004), Vice President Finance and Corporate Strategy, July 2003 to October 2003 and Vice President, Corporate Development (July 2000 to July 2003). Prior to joining Millennium, she was Vice President, Corporate Development and Strategy of Genzyme Corporation, a biotechnology company (August 1998 to June 2000).
Laurie B. Keating Age 51	Senior Vice President, General Counsel and Secretary (since September 2004)

Prior to joining Millennium, Ms. Keating was Vice President of Operations and Finance (September 2003 to September 2004), member of the Board of Directors (June 2001 to present) and Chief Executive Officer (June 2001 to September 2003) of Hydra Biosciences, Inc., a biopharmaceutical company. She served as Executive Vice President, General Counsel and Secretary (July 1999 to June 2000 and November 2000 to January 2001) and Interim Chief Executive Officer (June 2000 to November 2000) of Campus Pipeline, an Internet infrastructure company focused on higher education. Prior to that, she was Senior Vice President, General Counsel and Secretary of Iomega Corporation, a computer storage solutions company (January 1997 to June 1999) and Senior Vice President, General Counsel and Secretary of Sybase Inc., an information technology company (March 1989 to January 1997).
Linda K. Pine Age 53	Senior Vice President, Human Resources (since December 2002)

Ms. Pine was Vice President, Human Resources of Millennium (1994 to December 2002). Prior to joining Millennium, Ms. Pine was Vice President of Consulting Services of The Survey Group, a regional human resources survey and consulting firm (1990 to 1994) and Vice President of Human Resources and Corporate Relations of Collaborative Research, Inc. (now Oscient, Inc.), a biotechnology company (1982 to 1990).
Robert I. Tepper Age 49	President, Research and Development (since December 2002)

Dr. Tepper was Executive Vice President, Discovery of Millennium (June 2001 to December 2002) and Chief Scientific Officer (March 1999 to December 2002); Senior Vice President (June 2000 to June 2001); Chief Scientific Officer, Pharmaceuticals (November 1997 to March 1999); Vice President, Biology (January 1996 to November 1997) and Director, Biology (August 1994 to January 1996).

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Millennium's Common Stock and Related Stockholder Matters

        Our common stock is traded on the NASDAQ National Market under the symbol "MLNM." The following table reflects the range of the reported high and low last sale prices on the NASDAQ National Market for the periods indicated.

	2004		2003
	High	Low	High	Low
First quarter	$19.63	$16.58	$9.20	$6.43
Second quarter	18.51	13.55	17.20	8.32
Third quarter	14.00	10.15	16.50	11.50
Fourth quarter	13.41	11.02	18.87	14.55

        On March 4, 2005, the closing price per share of our common stock was $8.38, as reported on the NASDAQ National Market and we had approximately 1,020 stockholders of record.

        We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will retain any earnings for use in the operation of our business and will not pay any cash dividends.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

        None.

Item 6. SELECTED FINANCIAL DATA

Millennium Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Net product sales	$143,052	$59,647	$—	$—	$—
Co-promotion revenue	206,264	184,333	159,971	—	—
Revenue under strategic alliances	98,890	189,707	193,062	246,216	196,269

Total revenues	448,206	433,687	353,033	246,216	196,269

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	70,286	61,189	47,256	—	—
Research and development	402,558	488,538	511,210	400,575	268,740
Selling, general and administrative	196,644	178,830	168,902	82,663	49,315
Restructuring	38,033	191,013	2,994	—	—
Acquired in-process R&D (Note 1)	—	—	242,000	—	—
Amortization of intangibles	33,512	38,890	34,916	64,554	55,123

Total costs and expenses	741,033	958,460	1,007,278	547,792	373,178

Loss from operations	(292,827)	(524,773)	(654,245)	(301,576)	(176,909)
Other income (loss)	40,530	41,086	64,052	109,571	(25,018)

Loss before cumulative effect of change in accounting principle (Note 2)	(252,297)	(483,687)	(590,193)	(192,005)	(201,927)
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	(107,692)

Net loss	(252,297)	(483,687)	(590,193)	(192,005)	(309,619)
Deemed preferred stock dividend	—	—	—	—	(45,668)

Net loss attributable to stockholders	$(252,297)	$(483,687)	$(590,193)	$(192,005)	$(355,287)

Amounts per common share:
Loss before cumulative effect of change in accounting principle, basic	$(0.83)	$(1.63)	$(2.13)	$(0.88)	$(1.05)
Cumulative effect of change in accounting principle	—	—	—	—	(0.56)
Deemed preferred stock dividend	—	—	—	—	(0.23)

Net loss attributable to common stockholders, basic and diluted	$(0.83)	$(1.63)	$(2.13)	$(0.88)	$(1.84)

Weighted-average shares, basic and diluted	304,830	297,641	277,665	218,937	192,835

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss attributable to common stockholders					$(247,595)
Net loss per weighted share attributable to common stockholders, basic and diluted					$(1.28)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$700,407	$915,303	$1,759,063	$1,474,868	$1,452,367
Total assets	2,757,031	3,010,263	3,997,607	1,907,734	1,811,922
Current liabilities	240,861	255,758	949,547	203,163	136,174
Capital lease obligations, net of current portion	80,452	87,889	61,338	35,107	29,369
Long-term debt, net of current portion	105,461	105,461	83,325	83,325	95,927
Stockholders' equity	2,272,994	2,501,526	2,901,693	1,568,237	1,462,283

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

Note 3: The Company's 2002 results from operations reflect the adoption of Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Asset" (SFAS No. 142). Upon adoption, the Company ceased the amortization of goodwill.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our management's discussion and analysis of our financial condition and results of our operations contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend," "may," "will" and similar expressions to help identify forward-looking statements.

        Actual results may differ from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, those factors discussed in this annual report under the heading "Risk Factors That May Affect Results."

Overview

        We are a leading biopharmaceutical company focused on developing and commercializing breakthrough products in the areas of cancer, cardiovascular disease and inflammatory disease. We currently market two leading products, one for cancer and one for cardiovascular disease. We also have other potential therapeutic products in various stages of clinical and preclinical development in all three of our therapeutic areas of disease focus.

        We achieved a number of our corporate goals in 2004, including product-related revenue growth of 43% over 2003 and reduced costs and expenses driven primarily by decreased restructuring charges and decreased research and development expenses. Our financial position remains strong, with $700.4 million in cash, cash equivalents and marketable securities as of December 31, 2004.

        In December 2002 and June 2003, we took steps to realign our resources to become a commercially-focused biopharmaceutical company. We discontinued specified discovery research efforts, reduced overall headcount, primarily in our discovery group, streamlined our discovery and development projects and consolidated our research and development facilities.

        In addition to our two marketed products, VELCADE and INTEGRILIN® (eptifibatide) Injection, we have eight drug candidates in development. Our business strategy is to develop and commercialize important new medicines through clinical trials and regulatory approvals and to play a significant role in the marketing and sale of many of these products. We plan to develop and commercialize many of our products on our own, but will also seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us.

Our Products

VELCADE® (bortezomib) for Injection

        VELCADE, the first of a new class of medicines called proteasome inhibitors, is the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval from the Food and Drug Administration, or FDA, on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third line and beyond.

        The European Commission granted Marketing Authorization for VELCADE for this same indication in Europe in April 2004. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. VELCADE has also been approved in a number of other countries, including Canada, Switzerland, Argentina, Israel, Bulgaria, Slovenia, South Korea and Mexico, bringing the total number of approved countries to approximately 40.

        In September 2004, we submitted a supplemental New Drug Application, or sNDA, to the FDA for VELCADE® (bortezomib) for Injection for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second line, based on our completed phase III APEX clinical trial. Also during September 2004, the European Medicines Evaluation Agency, or EMEA, accepted for review a filing by our collaborator, Ortho Biotech Products, L.P., or Ortho Biotech, for the same second line indication in Europe.

        The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin's lymphoma, in November 2004. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document.

Ortho Biotech Collaboration

        In June 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization and continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from Ortho Biotech and its affiliates from sales of VELCADE outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.

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

INTEGRILIN® (eptifibatide) Injection

        We co-promote INTEGRILIN in the United States in collaboration with Schering-Plough Corporation and Schering-Plough Ltd., together referred to as SGP, and share profits and losses. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us. Pending approval of the transfer from SGP to GSK of the relevant marketing authorizations, GSK will also market INTEGRILIN in other European countries. SGP markets INTEGRILIN in specified other areas outside of the United States and the European Union.

SGP Collaboration

        In April 1995, COR Therapeutics, Inc., or COR, entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. We acquired COR in February 2002.

        Under our collaboration agreement with SGP, we generally share any profits or losses from the United States with SGP based on the amount of promotional efforts that each party contributes. Since the United States launch of INTEGRILIN in June 1998, we have agreed to share promotional efforts in the United States equally with SGP, except for costs associated with marketing programs specific to

us. We have granted SGP an exclusive license to market INTEGRILIN outside of the United States and the European Union, and SGP pays royalties to us based on sales outside of the United States and the European Union.

        During September 2004, we initiated the process, contemplated by our original agreement with SGP, to transition United States distribution responsibilities for INTEGRILIN® (eptifibatide) Injection from SGP to us. We expect this transition to take place during the fourth quarter of 2005, at the earliest. After the transition, we expect we will continue to co-promote the product with SGP, but we will be responsible for distributing the product. As a result, we will recognize revenue for all sales of INTEGRILIN in the United States and pay SGP co-promotion fees.

GSK License Agreement

        In June 2004, we reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorizations for the European Union from SGP to GSK was completed, and GSK began selling INTEGRILIN in the countries of the European Union. Subject to approval of the transfer from SGP to GSK of the relevant marketing authorizations, GSK will also market INTEGRILIN in other European countries. Our commercialization alliance with GSK is designed to provide significant sales and marketing support from GSK to address market opportunities for INTEGRILIN in Europe. Under the terms of the agreement, we are entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe subject to the achievement of specified objectives.

        Under the license agreement with GSK, decisions regarding the ongoing marketing of INTEGRILIN are generally subject to the oversight of a joint steering committee with equal membership from GSK and us. However, GSK has significant final decision-making authority with respect to European marketing issues. Our agreement with GSK continues until the later of December 31, 2014, or as long as GSK continues to commercialize INTEGRILIN in any European country.

Research and Discovery Alliances

        We have entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic products. These alliances provide us with the opportunity to receive various combinations of equity investments, license fees and research funding, and may provide additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or share profits if our collaborations are successful in developing and commercializing products.

        In addition to our collaboration agreements with Ortho Biotech, SGP and GSK, our major recent alliances from which we have recognized or may recognize revenues include:

  •
  A June 2000 joint development and commercialization agreement with Aventis Pharmaceuticals, Inc., or Aventis, in inflammatory diseases. In April 2003, Aventis exercised its option effective July 21, 2003 to terminate a technology transfer agreement with us. Upon exercising this option, Aventis paid us $40.0 million in consideration of future use of technology transferred to Aventis prior to the termination date. Termination of the technology transfer agreement has no effect on the existing five-year joint development and commercialization agreement in inflammation. We expect the joint development and commercialization agreement with Aventis in the field of inflammatory disease to continue through its scheduled expiration in June 2005.

  •
  A September 1998 research agreement with Bayer AG, or Bayer, in cardiovascular diseases, and specified areas of oncology, pain, hematology, atherosclerosis, thrombosis, urology and viral infections. In October 2003, the research phase of our five-year alliance with Bayer concluded. Bayer and we amended the agreement to provide both parties access to specified identified targets for a period of seven years. If Bayer successfully develops and commercializes any of these targets discovered in the alliance, Bayer will owe us success and royalty payments on the sale of products generated from the alliance.

        We have also entered into a number of arrangements for the commercialization of products under which we share the costs for the development and eventual commercialization of specified compounds and may receive or be obligated to make product revenue, royalty, milestone or other payments. For example, in April 2001, we entered into an agreement with BZL Biologics, L.L.C., or BZL, for the joint development and commercialization of antibody-based therapeutics targeting prostate specific membrane antigen, or PSMA, including both chemotherapeutic agent conjugated and radio-labeled products. These products include MLN2704. Under this agreement, we currently have exclusive development and worldwide marketing rights to these products. We are required to pay development costs of the products and milestone and royalty payments to BZL based on product sales.

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

Revenue

        We recognize revenue from the sale of our products, our co-promotion collaboration and strategic alliances. We divide our revenue arrangements with multiple elements into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. We classify advance payments received in excess of amounts earned as deferred revenue until earned.

        We recognize revenue from the sales of VELCADE® (bortezomib) for Injection in the United States when delivery has occurred and title has transferred to the wholesalers. We record allowances as a reduction to product sales for product returns and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on an on-going analysis of industry trends for similar products and historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to significantly stock inventory due to the expensive nature of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third-party market research data. During the fourth quarter of 2004, we began distributing VELCADE® (bortezomib) for Injection through a sole-source distribution model. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, if circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. During the fourth quarter of 2004, we reduced our reserve for product returns by approximately $1.5 million based upon actual returns to date and inventory levels at the wholesalers. Since product launch, we have made no material revisions to our estimates of other dilution reserves. Accruals for rebates, chargebacks, and other discounts are immaterial as a result of the recent introduction of VELCADE and the current lack of competitive product available.

        We recognize co-promotion revenue based on SGP's reported shipments of INTEGRILIN® (eptifibatide) Injection to wholesalers. Co-promotion revenue includes our share of the profits from the sales of INTEGRILIN, reimbursements of our manufacturing-related costs, development costs, advertising and promotional expenses and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. We communicate with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation includes estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. We also communicate with SGP to estimate royalties earned on sales outside of the co-promotion territory. Adjustments to our estimates are based upon actual information that we receive subsequent to our reporting deadlines. Our estimates are adjusted on a monthly basis and historically have not been significant due to periodic communication with SGP. Significant adjustments in future reporting periods could impact the timing and the amount of revenue to be recognized.

        We recognize nonrefundable upfront licensing fees and guaranteed, time-based payments that require continuing involvement in the form of research and development, manufacturing or other commercialization efforts by us as strategic alliance revenue:

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

Inventory

        Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval which were capitalized based upon management's judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At December 31, 2004 and 2003, inventory does not include amounts for products that have not been approved for sale. Inventory primarily represents raw materials used in production, work in process and finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95" ("SFAS No. 123R"). SFAS No. 123R requires companies to calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first interim period beginning after June 15, 2005.

        SFAS No. 123R provides two alternatives for adoption:

  •
  a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of the statement as well as for the unvested portion of awards outstanding as of the effective date; or

  •
  a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for pro forma disclosure.

        We plan to adopt SFAS No. 123R using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on our market price, our assumptions used and levels of share-based payments granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

Reclassifications

        In connection with the launch of VELCADE® (bortezomib) for Injection in May 2003 and the recognition of the related costs of sales, we reclassified some INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue and some INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses.

        Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

Results of Operations

	Year Ended December 31,			Annual Percentage Change
	2004	2003	2002	2004/2003	2003/2002
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$143,052	$59,647	$—	140%	—
Co-promotion revenue	206,264	184,333	159,971	12	15%
Revenue under strategic alliances	98,890	189,707	193,062	(48)	(2)

Total revenues	448,206	433,687	353,033	3%	23%

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	70,286	61,189	47,256	15%	29%
Research and development	402,558	488,538	511,210	(18)	(4)
Selling, general and administrative	196,644	178,830	168,902	10	6
Restructuring	38,033	191,013	2,994	(80)	6,280
Acquired in-process research and development	—	—	242,000	—	(100)
Amortization of intangibles	33,512	38,890	34,916	(14)	11

Total costs and expenses	741,033	958,460	1,007,278	(23)%	(5)%

Loss from operations	(292,827)	(524,773)	(654,245)	(44)%	(20)%
Other income (expense):
Investment income, net	11,221	32,625	116,026	(66)%	(72)%
Interest expense	(10,691)	(21,043)	(37,974)	(49)	(45)
Gain on sale of equity interest in joint venture	40,000	40,000	40,000	—	—
Debt financing charge	—	(10,496)	(54,000)	(100)	(81)

Net loss	$(252,297)	$(483,687)	$(590,193)	(48)%	(18)%

Amounts per common share:
Net loss per share, basic and diluted	$(0.83)	$(1.63)	$(2.13)

Weighted-average shares, basic and diluted	304,830	297,641	277,665

Revenues

        Total revenues increased 3% to $448.2 million in 2004 and 23% to $433.7 million in 2003. Increases in both years were driven by product-related revenue.

        In May 2003 we received FDA approval to market VELCADE® (bortezomib) for Injection and began shipping to wholesalers. Net product sales of VELCADE were $143.1 million in 2004 and $59.6 million in 2003, reflecting increased patient penetration and use of the product. Reserves for product returns, chargebacks and discounts represent approximately 5.0% to 5.5% of gross product sales in 2004 and 2003. Product sales from VELCADE represent approximately 32% of our 2004 total revenues and 14% of our 2003 total revenues.

        Co-promotion revenue, based upon worldwide sales of INTEGRILIN® (eptifibatide) Injection, increased 12% to $206.3 million in 2004 and 15% to $184.3 million in 2003. These increases are due to higher net reimbursement from SGP under our collaboration agreement and increased product sales in the United States. U.S. product sales, as provided to us by SGP, were $301.3 million, a 6% increase over sales in 2003. Co-promotion revenue represents approximately 46% of our 2004 total revenues and 43% of our 2003 total revenues.

        Revenue under strategic alliances decreased 48% to $98.9 million in 2004 and 2% to $189.7 million in 2003. The decrease in 2004 is primarily due to the April 2003 termination of the Aventis technology transfer agreement and reduced revenue recognized under the research phase of the Bayer agreement, offset by increased revenue under our Ortho Biotech alliance from milestone payments earned relating to VELCADE® (bortezomib) for Injection approval in the European Union and the achievement of specified sales levels of VELCADE. The decrease in 2003 primarily relates to less revenue recognized under our research alliance with Monsanto Company, which expired in 2002 at the end of its original five year term and the conclusion of the research phase of our Bayer alliance in the fourth quarter of 2003, partially offset by clinical milestones earned under our Ortho Biotech alliance and $40.0 million of revenue recognized in connection with the termination of the Aventis technology transfer agreement

        There were no amounts of revenue recognized in 2004 that were included in the cumulative effect of change in accounting principle relating to the adoption of SAB 101 in 2000. Included in strategic alliance revenue in 2003 is $8.6 million that was recognized in prior years relating to the adoption of SAB 101. Included in strategic alliance revenue in 2002 is $36.1 million that was recognized in prior years relating to the adoption of SAB 101.

        We expect revenue under strategic alliances to fluctuate depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of sales and marketing alliances we may enter into in the future with major pharmaceutical companies.

Cost of Sales

        Cost of sales increased 15% to $70.3 million in 2004 and 29% to $61.2 million in 2003. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE and INTEGRILIN® (eptifibatide) Injection. The increases were primarily driven by increased sales of VELCADE and INTEGRILIN.

Research and Development

        Research and development expenses decreased 18% to $402.6 million in 2004 and 4% to $488.5 million in 2003. The decreases reflect the financial benefits of our June 2003 restructuring efforts, including reductions in discovery personnel and personnel-related costs, including facilities expenses and lower development costs for VELCADE in 2004. The decreases are partially offset by increases in clinical trial costs for MLN2704 and INTEGRILIN in 2004 and VELCADE in 2003.

        In addition to our ongoing clinical trials of INTEGRILIN® (eptifibatide) Injection and VELCADE® (bortezomib) for Injection, we have eight drug candidates in late preclinical and clinical development. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of these eight drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN2704 is a targeting monoclonal antibody vehicle conjugated to toxin DM1	Prostate cancer	phase I/phase II
MLN518 is a small molecule Receptor Tyrosine Kinase, or RTK, that inhibits the F1t-3 Kinase	Acute myeloid leukemia	phase I/phase II
MLN8054 is a small molecule inhibitor of Aurora kinases	Solid tumor cancers	preclinical
Cardiovascular Diseases
MLN2222 is a recombinant protein that is designed to block complement at both the C3 and C5 convertases	Reperfusion injury in patients undergoing cardiac surgeries	phase I
Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Rheumatoid arthritis Multiple sclerosis	phase II preclinical with phase IIa planned
	Secondary atherosclerosis	preclinical with phase IIa planned
	Scleroderma	preclinical with phase IIa planned
MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN02 is a humanized monoclonal antibody directed against the (Greek alpha)4ß7 receptor	Crohn's disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN3701is a small molecule CCR1 inhibitor backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	preclinical

        Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

        We estimate that clinical trials in our areas of focus are typically completed over the following timelines:

Clinical Phase	Objective	Estimated Completion Period
Phase I	Establish safety in humans, study how the drug works, metabolizes and interacts with other drugs	1–2 years
Phase II	Evaluate efficacy, optimal dosages and expanded evidence of safety	2–3 years
Phase III	Confirm efficacy and safety of the product	2–3 years

        Upon successful completion of phase III clinical trials of a product candidate, we intend to submit the results to the FDA to support regulatory approval. However, we cannot be certain that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating the disease or have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product candidate. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in clinical trial enrollment, delays in the evaluation of clinical trial results or delays in regulatory approvals.

        Some products that are likely to result from our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, it is difficult to estimate the nature and length of the efforts to complete such products as we may experience a longer regulatory process in connection with any products that we develop based upon these new technologies or therapeutic approaches. In addition, ultimate approval for commercial manufacturing and marketing of our products is dependent on the FDA or applicable approval body in the country for which approval is being sought, adding further uncertainty to estimated costs and completion dates. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates.

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

Selling, General and Administrative

        Selling, general and administrative expenses increased 10% to $196.6 million in 2004 and 6% to $178.8 million in 2003. The increase in 2004 is due to increased commercial spend to support VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection reflecting a full year of increased headcount and activities by the VELCADE and expanded INTEGRILIN sales forces partially offset by decreased expenses in corporate general and administrative functions attributable to our restructuring and cost containment efforts. The increase in 2003 reflects the net impact of increased selling and marketing expenses related to the launch of VELCADE and the expansion of the Millennium—SGP sales force for INTEGRILIN offset by decreased consulting and legal expenses.

Restructuring

        In December 2002 and June 2003, we took steps to focus our resources on drug development and commercialization. Our restructuring plan included consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. We recorded restructuring charges of $38.0 million in 2004 primarily related to the recognition of the estimated remaining rental obligations, net of estimated sublease income, for facilities we vacated during 2004. We recorded restructuring charges of $191.0 million in 2003 related to asset impairments, remaining rental obligations on facilities we have vacated, personnel costs and contract termination.

        Our decisions to vacate specified facilities and abandon the related leasehold improvements as well as terminate specified research programs were deemed to be impairment indicators under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. As a result of performing the impairment evaluations, we recorded asset impairment charges to adjust the carrying value of the related long lived assets to fair value. Fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

        We anticipate additional restructuring charges during 2005 of between approximately $5.0 million and $20.0 million relating to adjustments to the estimates of the remaining rental obligations, net of estimated sublease income, for facilities we vacated.

Acquired In-Process Research and Development

        We recorded a one-time, non-cash charge to operations in 2002 of $242.0 million for acquired in-process research and development from the COR acquisition. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established. The in-process technology we acquired from COR consisted of five significant research and development projects for the treatment of cardiovascular diseases, as well as in the area of oncology. During 2003, we discontinued four of the five programs as part of our streamlining of discovery and development projects. We have advanced the remaining program into phase I clinical testing.

Amortization of Intangibles

        Amortization of intangible assets decreased 14% to $33.5 million in 2004 and increased 11% to $38.9 million in 2003. Amortization decreased in 2004 as the specifically identified intangible assets from our LeukoSite, Inc., or LeukoSite, acquisition were fully amortized as of December 2003. Amortization in 2003 relates to specifically identified intangible assets from the COR acquisition, as well as our acquisitions of LeukoSite in 1999 and Cambridge Discovery Chemistry Ltd., or CDC, in 2000. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $33.9 million for each of the next five years.

Investment Income

        Investment income decreased 66% to $11.2 million in 2004 and 72% to $32.6 million in 2003. The decrease in 2004 is a result of a lower average balance of invested funds, as well as increased realized losses on marketable securities and other investments. The decrease in 2003 is primarily attributable to a lower average balance of invested funds and less favorable market conditions resulting in lower yields, coupled with a decrease in realized gains, as significant realized gains were recognized from our investment portfolio in 2002.

Interest Expense

        Interest expense decreased 49% to $10.7 million in 2004 and 45% to $21.0 million in 2003. The decreases are attributable to the April 2003 repurchase of $577.8 million aggregate principal amount of our 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share (the "5.0% notes") and our 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share (the "4.5% notes").

Gain on Sale of Equity Interest in Joint Venture

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of Campath® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the second quarters of 2003 and 2002, we recorded additional gains of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of Campath. During the first quarter of 2004, we recorded the final $40.0 million gain related to our sale of this equity interest based upon the achievement of predetermined 2004 sales targets of Campath. In addition, we will be entitled to additional payments from ILEX if sales of Campath in the United States after 2004 exceed specified annual thresholds. We do not expect that these thresholds will be achieved and therefore, we are unlikely to receive any future additional payments related to Campath.

Debt Financing Charge

        During 2003, we recorded a non-cash charge of $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 5.0% notes and 4.5% notes assumed in the COR acquisition, offset by $1.9 million relating to the expired put premium on the untendered notes on April 29, 2003.

        During 2002, we recorded a non-cash charge of $54.0 million relating to the fair value of the put premium placed on the 5.0% notes and 4.5% notes.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic commitments to purchase debt and equity securities from some of our alliance collaborators in accordance with our Board of Directors' approved policies and our business needs. These investment commitments are generally in smaller companies. We have and may in the future lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We also have committed to fund development costs incurred by some of our collaborators.

        We have funded our cash requirements primarily through the following:

  •
  our co-promotion relationship with SGP for the sale of INTEGRILIN® (eptifibatide) Injection;

  •
  sales of VELCADE® (bortezomib) for Injection;

  •
  payments from our strategic collaborators, including equity investments, license fees, milestone payments and research funding; and

  •
  equity and debt financings in the public markets.

        In the future, we expect to continue to fund our cash requirements from some of these sources as well as from sales of other products, subject to receiving regulatory approval. We are entitled to additional committed research and development funding under some of our strategic alliances. We believe the key factors that could affect our internal and external sources of cash are:

  •
  revenues and margins from sales of VELCADE, INTEGRILIN and other products and services for which we may obtain marketing approval in the future or which are sold by companies that may owe us royalty, milestone, distribution or other payments on account of such products;

  •
  the success of our clinical and preclinical development programs;

  •
  our ability to enter into additional strategic collaborations and to maintain existing and new collaborations as well as the success of such collaborations; and

  •
  the receptivity of the capital markets to financings by biopharmaceutical companies generally and to financings by our company specifically.

        As of December 31, 2004 we had $700.4 million in cash, cash equivalents and marketable securities. This excludes $10.3 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of December 31, 2004, which primarily serve as collateral for letters of credit securing leased facilities.

	December 31,
(in thousands)
	2004	2003	2002
Cash, cash equivalents and marketable securities	$700,407	$915,303	$1,759,063
Working capital	660,751	858,990	989,194
	Year Ended December 31,
(in thousands)
	2004	2003	2002
Cash provided by (used in):
Operating activities	$(173,161)	$(221,155)	$(353,098)
Investing activities	117,904	(480,321)	1,535,579
Financing activities	14,397	(574,945)	111,662
Capital expenditures (included in investing activities above)	(49,842)	(52,422)	(142,373)

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

        Investing activities provided cash of $117.9 million in 2004. The principal source of funds during 2004 was from the sale of marketable securities. We used $480.3 million of cash in investing activities in 2003 as we reinvested our cash into our securities portfolio.

        Financing activities provided cash of $14.4 million in 2004. The principal source was from the sales of common stock to our employees. We used $574.9 million of cash in financing activities in 2003. The primary use of cash in 2003 was the repurchase of $577.8 million in principal of convertible notes and the related put premium of $52.1 million, offset by sales of common stock.

        We believe that our existing cash and cash equivalents and the anticipated cash payments from our product sales, co-promotion revenue and current strategic alliances will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        Our major outstanding contractual obligations relate to our facilities leases, convertible notes, capital lease financings and commitments to purchase debt and equity securities from collaborators.

        As of December 31, 2004, our convertible notes aggregated $105.5 million in principal amount outstanding. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. As of December 31, 2004, these notes consisted of:

  •
  $83.3 million of principal of 5.5% convertible subordinated notes due January 15, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share (the "5.5% notes");

  •
  $16.3 million of our 5.0% notes; and

  •
  $5.9 million of our 4.5% notes.

        In January 2005, we repaid SGP approximately $49.3 million for advances SGP had made for inventory purchases in prior years. This amount is included in current liabilities at December 31, 2004.

        Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2004:

		Payments Due by Period
(in thousands)	Total	Less than One Year	1-2 Years	3-4 Years	5 Years and Beyond
Long-term debt obligations, including interest payments	$119,361	$5,660	$113,701	$—	$—
Capital lease obligations, including rental and interest payments	335,387	26,255	35,934	34,368	238,830
Operating lease obligations	285,057	39,852	74,542	62,414	108,249
Long term supply contracts	124,181	40,202	45,916	38,063	—
External collaborations	5,093	4,343	650	100	—

Total	$869,079	$116,312	$270,743	$134,945	$347,079

        In addition, in the future we may owe royalties and other contingent payments to our collaborators, licensees and other parties to whom we bear commitments based on the achievement of product sales and specified other objectives and milestones.

        As of December 31, 2004, we had net operating loss carryforwards of approximately $1.3 billion to offset future federal taxable income expiring in 2005 through 2024 and $1.0 billion to offset future state taxable income expiring in 2005 through 2009. Due to the degree of uncertainty related to the ultimate realization of tax benefits created from such prior losses, no benefit has been recognized in the financial statements as of December 31, 2004. We would allocate any subsequently recognized tax benefits to operations, goodwill and additional paid-in capital. Moreover, our ability to utilize these losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

Subsequent Events

        In February 2005, we achieved specified objectives under our collaborations with GSK and Ortho Biotech. We will recognize approximately $19.9 million throughout the remainder of 2005 as a result of the successful transfer of the central marketing authorization of INTEGRILIN® (eptifibatide) Injection in Europe to GSK and related activities.

        We will recognize milestone payments of approximately $20.0 million in the first quarter of 2005 as a result of the achievement of specified sales levels of VELCADE® (bortezomib) for Injection outside of the United States and worldwide.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $11.5 million decrease in the fair value of our investments as of December 31, 2004. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of December 31, 2004, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of December 31, 2004.

        As of December 31, 2004 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Millennium Pharmaceuticals, Inc.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Pharmaceuticals, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Millennium Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
February 18, 2005 Boston, Massachusetts

Millennium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$14,436	$55,847
Marketable securities	685,971	859,456
Accounts receivable, net of allowances of $1,500 in 2004 and 2003	87,874	59,025
Inventory	97,274	110,213
Prepaid expenses and other current assets	16,057	30,207

Total current assets	901,612	1,114,748
Property and equipment, net	220,115	231,469
Restricted cash	10,316	16,297
Other assets	15,325	14,767
Goodwill	1,208,328	1,201,635
Developed technology, net	338,798	372,260
Intangible assets, net	62,537	59,087

Total assets	$2,757,031	$3,010,263

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,470	$27,341
Accrued expenses	89,125	97,045
Advance from Schering-Plough	49,250	49,250
Current portion of restructuring	34,242	36,572
Current portion of deferred revenue	21,294	31,152
Current portion of capital lease obligations	10,480	14,398

Total current liabilities	240,861	255,758
Other long term liabilities	5,778	—
Restructuring, net of current portion	39,794	46,614
Deferred revenue, net of current portion	11,691	13,015
Capital lease obligations, net of current portion	80,452	87,889
Long term debt	105,461	105,461
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 306,399 shares at December 31, 2004 and 302,291 shares at December 31, 2003 issued and outstanding	306	302
Additional paid-in capital	4,547,430	4,513,143
Deferred compensation	—	(271)
Accumulated other comprehensive income (loss)	(5,953)	4,844
Accumulated deficit	(2,268,789)	(2,016,492)

Total stockholders' equity	2,272,994	2,501,526

Total liabilities and stockholders' equity	$2,757,031	$3,010,263

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$143,052	$59,647	$—
Co-promotion revenue	206,264	184,333	159,971
Revenue under strategic alliances	98,890	189,707	193,062

Total revenues	448,206	433,687	353,033

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	70,286	61,189	47,256
Research and development	402,558	488,538	511,210
Selling, general and administrative	196,644	178,830	168,902
Restructuring	38,033	191,013	2,994
Acquired in-process research and development	—	—	242,000
Amortization of intangibles	33,512	38,890	34,916

Total costs and expenses	741,033	958,460	1,007,278

Loss from operations	(292,827)	(524,773)	(654,245)
Other income (expense):
Investment income, net	11,221	32,625	116,026
Interest expense	(10,691)	(21,043)	(37,974)
Gain on sale of equity interest in joint venture	40,000	40,000	40,000
Debt financing charge	—	(10,496)	(54,000)

Net loss	$(252,297)	$(483,687)	$(590,193)

Amounts per common share:
Net loss per share, basic and diluted	$(0.83)	$(1.63)	$(2.13)

Weighted-average shares, basic and diluted	304,830	297,641	277,665

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Cash Flows from Operating Activities:
Net loss	$(252,297)	$(483,687)	$(590,193)
Adjustments to reconcile net loss to cash used in operating activities:
Acquired in-process research and development	—	—	242,000
Depreciation and amortization	93,387	106,948	86,504
Restructuring (reversals) charges, net	(287)	81,679	—
Amortization and write-off of deferred financing costs	481	12,206	3,719
Realized (gain) loss on securities, net	11,667	(3,084)	(32,015)
Stock compensation expense	6,675	8,898	8,111
Changes in operating assets and liabilities:
Accounts receivable	(28,849)	(24,156)	(13,470)
Inventory	12,939	(4,867)	(14,890)
Prepaid expenses and other current assets	4,877	4,087	(1,598)
Restricted cash and other assets	1,086	25,566	(29,006)
Accounts payable and accrued expenses	(11,658)	81,550	37,817
Deferred revenue	(11,182)	(26,295)	(50,077)

Net cash used in operating activities	(173,161)	(221,155)	(353,098)

Cash Flows from Investing Activities:
Investments in marketable securities	(398,737)	(1,081,650)	(966,657)
Proceeds from sales and maturities of marketable securities	567,287	655,624	2,341,970
Purchase of property and equipment	(49,842)	(52,422)	(142,373)
Other investing activities	(804)	(1,873)	(6,235)
Net cash acquired in COR Therapeutics, Inc. acquisition	—	—	308,874

Net cash provided by (used in) investing activities	117,904	(480,321)	1,535,579

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and exercises of warrants	—	28,571	111,684
Net proceeds from employee stock purchases	27,858	44,053	18,295
Repayment of principal of long-term debt obligations, including payment of debt premium	—	(629,880)	(40)
Repayment of notes receivable from officers	—	—	145
Principal payments on capital leases	(13,461)	(17,689)	(18,422)

Net cash provided by (used in) financing activities	14,397	(574,945)	111,662

Increase (decrease) in cash and cash equivalents	(40,860)	(1,276,421)	1,294,143
Equity adjustment from foreign currency translation	(551)	(123)	2,255
Cash and cash equivalents, beginning of period	55,847	1,332,391	35,993

Cash and cash equivalents, end of period	$14,436	$55,847	$1,332,391

Supplemental Cash Flow Information:
Cash paid for interest	$9,918	$24,412	$37,539
Supplemental Disclosure of Noncash Investing and Financing Activities:
Technology services due from Gene Logic, Inc.	$4,500	$—	$—
Deferred gain on sale to Gene Logic, Inc.	3,500	—	—
Receipt of ILEX common stock on sale of equity interest in Millennium & ILEX Partners, L.P.	—	10,000	—
Construction costs for laboratory and office space	—	9,115	34,422
Equipment acquired under capital leases	—	1,598	6,220
Acquisition of COR Therapeutics, Inc., including direct transaction costs	—	—	1,833,329
Millennium & ILEX Partners, L.P. capital contribution	—	—	270

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Statements of Stockholders' Equity

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation	Notes Receivable from Officers		Accumulated Deficit	Total Stockholders' Equity
	shares	amount
	(In Thousands, Except Shares)
Balance at December 31, 2001	224,289,979	$224	$2,477,334	$(765)	$(315)	$34,371	$(942,612)	$1,568,237

Net loss	—	—	—	—	—	—	(590,193)	(590,193)
Unrealized loss on marketable securities	—	—	—	—	—	(32,507)	—	(32,507)
Foreign currency translation	—	—	—	—	—	2,255	—	2,255
Total comprehensive loss								(620,445)
Issuance of common stock	63,430,074	64	1,927,194	—	—	—	—	1,927,258
Repurchase of common stock	(21,150)	—	(78)	—	—	—	—	(78)
Exercise of stock warrants	101,588	—	—	—	—	—	—	—
Employee stock purchases	2,891,185	3	18,292	—	—	—	—	18,295
Repayment of notes from officers	—	—	—	—	145	—	—	145
Reclassification of notes from former officers	—	—	—	—	170	—	—	170
Stock compensation expense	—	—	165	—	—	—	—	165
Deferred stock compensation	—	—	3,790	(3,790)	—	—	—	—
Write off deferred stock compensation	—	—	(173)	173	—	—	—	—
Stock compensation earned	—	—	—	2,430	—	—	—	2,430
401K stock match	402,554	—	5,516	—	—	—	—	5,516

Balance at December 31, 2002	291,094,230	291	4,432,040	(1,952)	—	4,119	(1,532,805)	2,901,693

Net loss	—	—	—	—	—	—	(483,687)	(483,687)
Unrealized gain on marketable securities	—	—	—	—	—	2,440	—	2,440
Foreign currency translation	—	—	—	—	—	(1,715)	—	(1,715)
Total comprehensive loss								(482,962)
Issuance of common stock	3,658,314	4	28,567	—	—	—	—	28,571
Repurchase of common stock	(187)	—	—	—	—	—	—	—
Exercise of stock warrants	143,504	—	—	—	—	—	—	—
Employee stock purchases	6,697,171	7	44,046	—	—	—	—	44,053
Other common stock transactions	—	—	88	—	—	—	—	88
Restructuring related stock compensation expense	—	—	1,185	—	—	—	—	1,185
Write off deferred stock compensation	—	—	(401)	401	—	—	—	—
Stock compensation earned	—	—	—	1,280	—	—	—	1,280
401K stock match	697,821	—	7,618	—	—	—	—	7,618

Balance at December 31, 2003	302,290,853	302	4,513,143	(271)	—	4,844	(2,016,492)	2,501,526

Net loss	—	—	—	—	—	—	(252,297)	(252,297)
Unrealized loss on marketable securities	—	—	—	—	—	(10,246)	—	(10,246)
Foreign currency translation	—	—	—	—	—	(551)	—	(551)
Total comprehensive loss								(263,094)
Exercise of stock warrants	93,729	—	—	—	—	—	—	—
Employee stock purchases	3,549,158	4	27,854	—	—	—	—	27,858
Restructuring related stock compensation expense	—	—	29	—	—	—	—	29
Write off deferred stock compensation	—	—	(93)	93	—	—	—	—
Stock compensation earned	—	—	—	178	—	—	—	178
401K stock match	465,380	—	6,497	—	—	—	—	6,497

Balance at December 31, 2004	306,399,120	$306	$4,547,430	$—	$—	$(5,953)	$(2,268,789)	$2,272,994

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2004

1. The Company

        Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company") is a leading biopharmaceutical company focused on developing and commercializing breakthrough products in the areas of cancer, cardiovascular disease and inflammatory disease. The Company currently has two market-leading products, one for cancer and one for cardiovascular disease on the market. The Company also has other potential products in various stages of clinical and preclinical development in all three of its therapeutic disease areas of focus.

        Millennium's strategy is to develop and commercialize important new medicines through clinical trials and regulatory approvals and to play a significant role in the marketing and sale of many of these products. The Company plans to develop and commercialize many of its products on its own, but will also seek development and commercial collaborators on favorable terms or when it would otherwise be advantageous to the Company.

2. Summary of Significant Accounting Policies

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

Reclassifications

        In connection with the launch of VELCADE® (bortezomib) for Injection in May 2003 and the recognition of related costs of sales, the Company reclassified specified INTEGRILIN® (eptifibatide) Injection related manufacturing expenses to cost of goods sold so that cost of goods sold now includes manufacturing-related expenses associated with the sales of INTEGRILIN and VELCADE. These reclassified manufacturing-related expenses were previously included in cost of co-promotion revenue and some INTEGRILIN related advertising and promotional expenses that were previously included in cost of co-promotion revenue have been reclassified to selling, general and administrative expenses. Prior period amounts have been adjusted to conform to the current year presentation. There was no impact on net loss in any period.

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position. The Company carries such investments at the lower of cost or market unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2004 and December 31, 2003 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the years ended December 31, 2004, 2003 and 2002, the Company recorded realized gains on marketable securities of $1.9 million, $6.3 million and $53.4 million, respectively, and realized losses on marketable securities and other investments of $13.6 million, $3.3 million and $21.3 million, respectively.

Concentrations of Credit Risk

        Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of investment-grade corporate bonds, asset-backed and U.S. government agency securities. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Accounts receivables include trade receivables which result from product sales to a few large wholesale customers and amounts due under strategic alliances. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures.

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

        The Company operates in one business segment, which focuses on the research, development and commercialization of proprietary therapeutic products. All of the Company's product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company's co-promotion revenue is related to sales of INTEGRILIN® (eptifibatide) Injection. The remainder of the Company's total revenues is related to its strategic alliances.

        Revenues from Ortho Biotech Products, L.P. ("Ortho Biotech") accounted for approximately 17 percent and 11 percent of consolidated revenues for the years ended December 31, 2004 and 2003, respectively.

        Revenues from Aventis Pharmaceuticals, Inc. ("Aventis") accounted for approximately two percent, 15 percent and 12 percent of consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

        Revenues from Bayer, AG ("Bayer") accounted for approximately two percent, 14 percent and 22 percent of consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

        Revenues from Monsanto Company ("Monsanto") accounted for approximately 12 percent of consolidated revenues for the year ended December 31, 2002.

        There were no other significant customers under strategic alliances in 2004, 2003 and 2002, respectively.

Information Concerning Market and Source of Supply Concentration

        INTEGRILIN® (eptifibatide) Injection has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and Schering-Plough Ltd. and Schering Corporation (collectively "SGP") co-promote INTEGRILIN in the United States and share any profits and losses. In the European Union, GlaxoSmithKline plc ("GSK") exclusively markets INTEGRILIN. In addition, SGP sells INTEGRILIN in specified other areas outside of the United States and the European Union and SGP pays the Company royalties based on these sales of INTEGRILIN.

        The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has two manufacturers that provide eptifibatide, the active ingredient necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme, or Solvay, one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of bulk product. The Company plans to submit its own alternative process technology for the production of eptifibatide for approval in the United States, Europe and other countries as required. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. The Company has one manufacturer that currently performs fill/finish services for INTEGRILIN. The Company is qualifying a second fill/finish supplier and has identified an alternative packaging supplier to serve as future sources of supply for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of our marketed products. Materials in process at these alternative suppliers are included in inventory.

        The Company also relies on third-party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE® (bortezomib) for Injection for both commercial purposes and for ongoing clinical trials. The Company has established long-term supply relationships for the production of commercial supplies of VELCADE. The Company works with one manufacturer to complete fill/finish for VELCADE.

        During 2004, the Company began distributing VELCADE in the U.S. through a sole-source distribution model where the Company sells directly to a third party who in turn distributes to the wholesaler base. VELCADE inventory levels may fluctuate in the short-term as the Company's current wholesalers familiarize themselves with new distribution logistics.

Inventory

        Inventory consists of currently marketed products and from time to time, product candidates awaiting regulatory approval which were capitalized based upon management's judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At December 31, 2004 and 2003, inventory does not include amounts for products that have not been approved for sale.

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	December 31, 2004	December 31, 2003
Raw materials	$73,214	$77,485
Work in process	8,507	3,382
Finished goods	15,553	29,346

	$97,274	$110,213

Property and Equipment

        Property and equipment are stated at cost. Assets held under capitalized leases are stated at the present value of future minimum lease obligations. Application development costs incurred for computer software developed or obtained for internal use are capitalized in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." Leasehold improvements are stated at cost and are amortized over the shorter of the remaining life of the building lease or useful life. Depreciation is recorded on the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease as follows:

Equipment	3 to 4 years
Capitalized software	3 to 5 years
Leasehold improvements	4 to 27 years

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

        Intangible assets consist of the following (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(96,202)	$435,000	$(62,740)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	20,060	(16,523)	16,560	(16,473)

Total amortizable intangible assets	38,772	(35,235)	35,272	(35,185)
Total indefinite-lived trademark	59,000	—	59,000	—

	$97,772	$(35,235)	$94,272	$(35,185)

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. ("COR") for an aggregate purchase price of $1.8 billion. The transaction was recorded as a purchase for accounting purposes and the Company's consolidated financial statements include COR's operating results from the date of the acquisition. The purchase price was allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill.

        During the year ended December 31, 2002, the Company recorded a one-time charge of $242.0 million for acquired in-process research and development representing the estimated fair value related to five incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established. The most significant purchased research and development project that was in-process at the date of the acquisition consisted of inhibitors of specified growth factor receptors in the tyrosine kinase family. These inhibitors have the potential to reduce the narrowing of blood vessels. Cancers such as specified leukemias appear to harbor activated forms of some of these receptors. This project represented 62 percent of the total in-process value and was in pre-clinical testing at the time of the acquisition. The Company has advanced this project into phase I clinical testing. The Company discontinued the remaining four of the five in-process projects as part of its restructuring efforts.

        COR's developed technology consisted of an existing product, INTEGRILIN® (eptifibatide) Injection and related patents. This developed technology was determined to be separable from goodwill and was valued at approximately $435.0 million. Because the INTEGRILIN name was well recognized in the marketplace and was considered to contribute to the product revenue, the trademark was determined to be separable from goodwill. The INTEGRILIN trademark was valued at approximately $59.0 million and is considered to have an indefinite life.

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

        Amortization expense was approximately $33.5 million, $38.9 million and $34.9 million in 2004, 2003 and 2002, respectively. In addition, in connection with its restructuring initiative discussed in Note 3, the Company recognized an impairment charge in the year ended December 31, 2003 of approximately $11.3 million for technology it no longer intends to pursue.

        The Company expects to incur amortization expense of approximately $33.9 million for each of the next five years.

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

Revenue Recognition

        The Company recognizes revenue from the sale of its products, co-promotion collaboration and strategic alliances. The Company's revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Net product sales

        The Company records product sales of VELCADE® (bortezomib) for Injection when delivery has occurred, title passes to the customer, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale. During the fourth quarter of 2004, the Company reduced its reserve for product returns by approximately $1.5 million based upon actual returns to date and inventory levels at the wholesalers. Costs incurred by the Company for shipping and handling are recorded in cost of sales.

Co-promotion revenue

        Co-promotion revenue includes the Company's share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in co-promotion territories by SGP. Also included in co-promotion revenue are reimbursements from SGP of the Company's manufacturing-related costs, development costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company defers specified manufacturing-related expenses until the time SGP ships related product to its customers inside and outside of co-promotion territories. Advance from Schering-Plough includes cash advances from SGP to the Company for the Company's prepayments to its manufacturers of INTEGRILIN.

Revenue under strategic alliances

        The Company recognizes revenue from nonrefundable license payments, milestone payments, royalties and reimbursement of research and development costs. Nonrefundable upfront fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured.

        Nonrefundable upfront licensing fees and guaranteed, time-based payments that require continuing involvement in the form of research and development, manufacturing or other commercialization efforts by the Company are recognized as revenue:

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

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the years ended December 31, 2004, 2003 and 2002, advertising and promotional expenses were $43.4 million, $37.0 million and $15.9 million, respectively.

Income Taxes

        The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Specified reclassifications of prior years' amounts have been made to the Company's notes to consolidated financial statements to conform to the current year presentation.

Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is typically computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of stock options, warrants and convertible debt would be antidilutive.

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

Comprehensive Loss

        Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income as of December 31, 2004 and 2003 included unrealized losses of $5.4 million and unrealized gains of $4.9 million, respectively, on marketable securities and $(0.6) million $(0.03) million, respectively, of cumulative foreign currency translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders' equity.

Stock-Based Compensation

        The Company follows the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure," ("SFAS No. 148"). Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with Emerging Issues Task Force ("EITF") 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

        The following information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options and employee stock plan under the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148. The resulting effect on net loss and net loss per share pursuant to SFAS No. 123 is not likely to be representative of the effects in future periods, due to subsequent additional option grants and periods of vesting.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss	$(252,297)	$(483,687)	$(590,193)
Add: Stock-based compensation as reported in the Statement of Operations	207	2,465	2,595
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(72,323)	(68,776)	(140,986)

Pro forma net loss	$(324,413)	$(549,998)	$(728,584)

Amounts per common share:
Basic and diluted—as reported	$(0.83)	$(1.63)	$(2.13)

Basic and diluted—pro forma	$(1.06)	$(1.85)	$(2.62)

        The weighted-average per share fair value of options granted during 2004, 2003 and 2002 was $8.39, $7.51 and $10.81, respectively.

        The fair value of stock options and common stock issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options			Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life (years)	5.5	5.2	5.5	0.5	0.5	0.5
Interest rate	2.38%	2.32%	3.66%	2.39%	1.13%	1.47%
Volatility	.70	.85	.87	.73	.85	.87

        The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective inputs assumptions can materially affect the fair value estimate.

        Through the end of the second quarter of 2004, the fair value of stock options granted was determined utilizing a historical volatility rate. In the third quarter of 2004, the Company reevaluated and subsequently changed its expected volatility assumption. The Company now uses the most recent three-year time period for purposes of calculating the expected volatility. Additionally, the Company considered implied volatilities of currently traded options to provide an estimate based upon current trading activity. After considering other such factors as its stage of development, the length of time the Company has been public and the impact of having two marketed products, the Company believes this volatility rate better reflects the expected volatility of its stock going forward.

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") and in December 2003 issued a revised FIN 46 ("FIN 46R") which addressed the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interests in variable interest entities created after January 31, 2003. For its interests in variable interest entities created before February 1, 2003, the Company adopted FIN 46 in the first quarter of fiscal 2004 and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.

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

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95" ("SFAS No. 123R"). SFAS No. 123R requires companies to calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first interim period beginning after June 15, 2005.

        SFAS No. 123R provides two alternatives for adoption:

  •
  a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of the statement as well as for the unvested portion of awards outstanding as of the effective date; or

  •
  a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for pro forma disclosure.

        The Company plans to adopt SFAS No. 123R using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial position. The Company cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on market price, assumptions used and levels of share-based payments granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 above.

3. Restructuring

        In December 2002 and June 2003, the Company took steps to realign its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group and consolidated its research and development facilities. As of December 1, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specified requirements. These actions resulted in the recognition of restructuring charges in the fourth quarter of 2002 and the years ended 2003 and 2004. During 2005, the Company may recognize additional restructuring charges for adjustments to the estimates of the remaining rental obligations, net of estimated sublease income, for facilities vacated.

        These costs are included in restructuring in the statements of operations and other current and other long term liabilities on the balance sheet at December 31, 2004. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2003	Charges	Payments	Stock Compensation	Other	Balance at December 31, 2004
Termination benefits	$14,139	$639	$(14,028)	$(22)	$—	$728
Facilities	58,585	37,838	(30,270)	—	1,803	67,956
Asset impairment	—	(324)	—	—	324	—
Contract termination	10,352	(340)	(5,360)	—	700	5,352
Other associated costs	110	220	(330)	—	—	—

Total	$83,186	$38,033	$(49,988)	$(22)	$2,827	$74,036

	Balance at December 31, 2002	Charges	Payments	Asset Impairment	Stock Compensation	Other	Balance at December 31, 2003
Termination benefits	$2,710	$31,417	$(18,061)	$—	$(1,185)	$(742)	$14,139
Facilities	—	63,597	(10,589)	—	—	5,577	58,585
Asset impairment	—	79,752	—	(79,752)	—	—	—
Contract termination	—	15,601	(5,249)	—	—	—	10,352
Other associated costs	82	646	(618)	—	—	—	110

Total	$2,792	$191,013	$(34,517)	$(79,752)	$(1,185)	$4,835	$83,186

        The projected payments of the remaining balances of the restructuring charges for the year ended December 31, 2004 are approximately $34.2 million in 2005 and $39.8 million thereafter through 2022.

        Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring. Charges related to facilities include estimated remaining rental obligations, net of estimated sublease income, for facilities that the Company no longer occupies. Included in "Other" facilities charges is the write-off of deferred rent recorded in accordance with SFAS No. 13, "Accounting for Leases." The Company's decisions to vacate specified facilities and abandon the related leasehold improvements as well as terminate specified research programs were deemed to be impairment indicators under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of performing the impairment evaluations, asset impairment charges were recorded to adjust the carrying value of the related long-lived assets to their net realizable values. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

4. COR Acquisition

        On February 12, 2002, the Company acquired COR for an aggregate purchase price of $1.8 billion, primarily consisting of 55.1 million shares of Millennium common stock pursuant to the merger agreement between the Company and COR. Through the merger, the Company added approximately 300 new employees and a leased facility in South San Francisco, California and acquired INTEGRILIN® (eptifibatide) Injection for the treatment of acute coronary syndromes and substantial research capabilities in the areas of cardiovascular disease and oncology. The purchase price calculation was based on COR outstanding common stock at February 12, 2002 using the conversion ratio of 0.9873 of a share of Millennium common stock for each share of outstanding COR common stock. In addition, options to purchase approximately 6.2 million shares of COR common stock with a weighted-average exercise price of $12.90 were assumed by Millennium pursuant to the merger agreement and converted into options to purchase approximately 6.1 million shares of Millennium common stock.

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

$1,833,329

        The fair value of options assumed was determined using the Black-Scholes method assuming expected lives ranging from one to five years, a risk-free interest rate of 4.35%, volatility of 86.88% and no expected dividends. In accordance with FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25, a portion of the intrinsic value of unvested options of COR has been allocated to deferred stock compensation. Deferred stock compensation was amortized on a straight-line basis over the remaining vesting period of the related options and was fully amortized as of December 2004.

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

$1,833,329

5. Revenue and Strategic Alliances

        The Company has entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic products. These alliances provide the Company with the opportunity to receive various combinations of license fees, research funding, co-promotion revenue, distribution fees and may provide additional payments contingent upon its achievement of research and regulatory milestones and royalties and/or profit shares if the Company's collaborations are successful in developing and commercializing products.

Product Alliances

        On June 30, 2003, the Company entered into an agreement with Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and continued clinical development of VELCADE® (bortezomib) for Injection. Under the terms of the agreement, the Company retains all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. The Company is entitled to royalties in the form of distribution fees from Ortho Biotech and its affiliate on sales of VELCADE outside of the United States. The Company also retains an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.

        The Company and Ortho Biotech and its research affiliate, Johnson & Johnson Pharmaceutical Research & Development, L.L.C., are jointly engaged in an extensive global program for further clinical development of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological cancers, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech is responsible for 40% of the joint development costs through 2005 and for 45% of such costs thereafter.

        In connection with the agreement, the Company received a nonrefundable payment from Ortho Biotech of $15.0 million in July 2003. In addition, the Company may receive payments for achieving clinical development milestones, for achieving regulatory milestones outside of the United States and for achieving agreed-upon sales levels of VELCADE. The Company may also receive additional payments for achieving specified clinical and regulatory approval milestones outside of the United States for additional solid and hematological cancers and for achieving sales milestones outside of the United States. During the years ended December 31, 2004 and 2003, the Company recognized approximately $54.0 million and $33.0 million, respectively, of milestone payments as revenue under this alliance.

        In April 1999, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN® (eptifibatide) Injection on a worldwide basis. The Company acquired COR in February 2002. Under its collaboration agreement with SGP, the Company generally shares any profits or losses from the sale of INTEGRILIN in the United States with SGP based on the amount of promotional efforts that each party contributes. Since the United States launch of INTEGRILIN in June 1998, the Company and SGP have agreed to share promotional efforts in the United States equally, except for costs associated with marketing programs that are specific to the Company. The Company has granted SGP an exclusive license to market INTEGRILIN outside of the United States and European Union, and SGP pays the Company royalties based those sales.

        During September 2004, the Company initiated the process, contemplated by the original agreement with SGP, to transition U.S. distribution responsibilities for INTEGRILIN from SGP to the

Company. The Company expects this transition to take place during the fourth quarter of 2005, at the earliest.

        In June 2004, the Company reacquired the rights to market INTEGRILIN® (eptifibatide) Injection in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorization for the European Union from SGP to GSK was completed and GSK began selling INTEGRILIN in the countries of the European Union. The commercialization alliance is designed to provide significant sales and marketing support to address market opportunities for INTEGRILIN in Europe. Under the terms of the agreement, the Company is entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of specified objectives.

        Through its merger with LeukoSite, Inc. ("LeukoSite") in 1999, the Company became a party to a joint venture agreement with ILEX Products, Inc. ("ILEX") to form Millennium and ILEX Partners, L.P. ("M&I") for the purpose of developing and commercializing Campath® (alemtuzumab) humanized monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. The Company accounted for its investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX Oncology acquired the Company's equity interest in M&I which owns the Campath product in exchange for $20.0 million plus additional consideration contingent upon future sales of Campath. The Company earned $40.0 million of such consideration in each of 2004, 2003 and 2002. In addition, the Company may be entitled to additional payments from ILEX Oncology based on future U.S. sales of Campath.

        In January 2005, the Company repaid SGP approximately $49.3 million for advances SGP had made for inventory purchases in prior years. This amount is included in Advance from Schering-Plough in current liabilities at December 31, 2004.

  Research and Discovery Alliances

        On March 9, 2001, the Company entered into a strategic alliance with Abbott Laboratories ("Abbott") for a five-year term in the area of metabolic diseases. The Company and Abbott agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also included a technology exchange and development agreement and a $250.0 million equity investment agreement. As part of this $250.0 million equity investment agreement, Abbott made investments in 2002 and 2001 totaling $221.4 million. Abbott made the remaining $28.6 million investment in March 2003.

        On August 8, 2003, the Company and Abbott agreed to terminate their alliance covering joint discovery, development and commercialization of metabolic disease products in connection with the Company's June 2003 restructuring plan. Included in restructuring charges for the three months ended September 30, 2003 are restructuring charges specifically related to the discontinuation of metabolic research and development, which include termination benefits and costs associated with the Abbott separation agreement.

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

        On April 22, 2003, Aventis exercised its option to terminate the Technology Transfer Agreement between the Company and Aventis effective on the third anniversary of the Agreement, July 21, 2003. Pursuant to the terms of the agreement, upon providing this notice to the Company, Aventis paid the Company $40.0 million in consideration for future use of specified Millennium technology transferred to Aventis, which is included in revenue under strategic alliances for the year ended December 31, 2003.

        On October 31, 2003, the research phase of the Company's five year strategic alliance with Bayer concluded. On October 10, 2003, Bayer and Millennium amended the agreement to provide both parties access to specified identified drug targets for a period of seven years. If Bayer successfully develops and commercializes any of these targets discovered in the alliance, Bayer may make success payments and royalties to Millennium on the sale of products generated from the alliance.

        Revenues recognized under the research phase of the Bayer alliance were approximately $45.5 million and $60.1 million for the years ended December 31, 2003 and 2002, respectively. The Company recognized the research funding portion of the alliance on a percentage-of-completion basis. The percentage-of-completion was determined at each measurement date based upon the actual full-time equivalents to date as compared to management's estimate of the total full-time equivalents needed to complete the deliverables required by the alliance. In September 2001, the Company revised the estimate of total full-time equivalents required to complete the project downward as a result of productivity improvements made at the Company and changes to the program requirements made by Bayer. During each subsequent reporting period, the Company continued to monitor the full-time equivalent estimate necessary to complete the deliverables and compared the estimate to the actual effort put forth. No further adjustments were necessary and the accounting estimates used approximated actual efforts from September 2001 to the end of the research phase of the agreement, October 31, 2003.

6. Marketable Securities

        The following is a summary of available-for-sale securities (in thousands):

	December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$35,345	$—	$(89)	$35,256
Due in one to three years	532,294	181	(4,044)	528,431
Asset-backed securities
Due in one year or less	259	—	—	259
Due in one to five years	52,673	—	(759)	51,914
Due in six to ten years	3,764	—	(48)	3,716
Due after ten years	16,931	3	(129)	16,805
U.S. government agency securities
Due in one year or less	4,814	—	(34)	4,780
Due in one to three years	45,265	6	(461)	44,810

	$691,345	$190	$(5,564)	$685,971

	December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$19,299	$76	$—	$19,375
Due in one to three years	638,838	5,414	(534)	643,718
Asset-backed securities
Due in one year or less	12	—	—	12
Due in one to five years	115,369	327	(409)	115,287
Due in six to ten years	3,596	9	(6)	3,599
Due after ten years	21,589	44	(185)	21,448
U.S. government agency securities
Due in one year or less	2,018	11	—	2,029
Due in one to three years	51,606	315	(41)	51,880
Equities	2,258	—	(150)	2,108

	$854,585	$6,196	$(1,325)	$859,456

        The aggregate fair value of investments in an unrealized loss position for less than a year was approximately $571.0 million at December 31, 2004. The aggregated fair value of investments in an unrealized loss position for greater than a year was approximately $23.3 million at December 31, 2004. The aggregated fair value of investments with unrealized losses was approximately $177.6 million at December 31, 2003. All such investments were in an unrealized loss position for less than a year at December 31, 2003.

        The Company reviews investments in corporate bonds, asset-backed securities and government agency securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. Investments in an unrealized loss position for greater than a year were comprised of corporate bonds and U.S. government agency securities. The unrealized losses were due to fluctuations in interest rates. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. The Company has reviewed those securities with unrealized losses as of December 31, 2004 and 2003 and has concluded that no other-than-temporary impairment existed as of December 31, 2004 and 2003.

7. Property and Equipment

        Property and equipment consists of the following at December 31 (in thousands):

	2004	2003
Equipment	$195,515	$198,978
Capitalized software	41,513	34,951
Leasehold improvements	259,028	242,645
Construction in progress	7,163	7,152

	503,219	483,726
Less accumulated depreciation and amortization	(283,104)	(252,257)

	$220,115	$231,469

        Depreciation expense, which includes amortization of assets recorded under capital leases, was $59.9 million, $68.1 million and $51.6 million, in 2004, 2003 and 2002, respectively.

8. Accrued expenses

        Accrued expenses consist of the following at December 31 (in thousands):

	2004	2003
Payroll and benefits	$24,039	$29,335
Clinical and preclinical development	11,556	21,294
Manufacturing	9,983	7,944
Inventory receipts	8,005	1,774
Construction costs	—	3,283
Other expenses	35,542	33,415

	$89,125	$97,045

9. Commitments

Lease Commitments

        The Company conducts the majority of its operations in leased facilities with a combination of leased and owned equipment. At December 31, 2004 and 2003, respectively, the Company has capitalized leased equipment totaling $74.0 million and $89.4 million, with related accumulated amortization of $61.2 million and $66.7 million. Such amounts are included in the appropriate categories of property and equipment in Note 7.

        The Company leases some of its laboratory and office space under operating lease agreements with various terms and renewal options, including major facilities with lease expirations ranging from 2004 through 2022. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

        On August 4, 2000, the Company entered into lease agreements, relating to two buildings for laboratory and office space in Cambridge, Massachusetts. The rent obligation for the first of these buildings began in July 2002 and the rent obligation on the second building began in July 2003. The Company was responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under EITF 97-10, "The Effect of Lessee Involvement in Asset Construction." In July 2002 and July 2003, upon completion of the construction period of the buildings, respectively, the Company recorded the leases as capital leases. Payments under these capital leases are comprised of principal, interest and rent expense.

        At December 31, 2004, the Company has pledged $10.3 million of marketable securities and cash equivalents, included in restricted cash, primarily as collateral for letters of credit for specified leased facilities.

        At December 31, 2004, future minimum commitments under leases with noncancelable terms, including leases for facilities that the Company no longer occupies as part of its restructuring plan, of more than one year are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Subleases
Year:
2005	$26,255	$39,852	$(3,821)
2006	19,447	37,792	(4,810)
2007	16,487	36,750	(5,029)
2008	17,050	36,306	(4,731)
2009	17,318	26,108	(3,844)
Thereafter	238,830	108,249	(10,655)

Total	335,387	$285,057	$(32,890)

Less amount representing additional rental payments	(204,212)

Less amount representing interest	(40,243)

Present value of minimum lease payments	90,932
Less current portion of capital lease obligations	(10,480)

Capital lease obligations, net of current portion	$80,452

        Total rent expense, which includes rent for buildings and equipment was $46.2 million, $57.6 million and $53.9 million in 2004, 2003 and 2002, respectively.

Long-Term Supply Contracts

        The Company relies on third-party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection for both commercial purposes and for ongoing clinical trials. The Company has entered into long-term supply contracts with certain of these manufacturers. Total future fixed commitments under these long-term arrangements approximate $40.2 million in 2005 and $84.0 million thereafter.

External Collaborations

        The Company funds research efforts of its strategic alliance and various academic collaborators in connection with its research and development programs. Total future fixed commitments under these agreements approximate $4.3 million in 2005 and $0.8 million thereafter.

10. Convertible Debt

        The Company had the following convertible notes outstanding at December 31, 2004:

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

        On April 29, 2003, the Company completed the repurchase of $577.8 million of aggregate principal amount of the outstanding 4.5% notes and 5.0% notes for an aggregate payment of approximately $637.1 million, including principal, accrued interest and put premium. Approximately $22.1 million of aggregate principal amount of these notes were not tendered in the offer and remain outstanding as of December 31, 2004. As a result of the repurchase, the Company recorded a charge in 2003 of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 4.5% notes and 5.0% notes, offset by $1.9 million relating to the expired put premium on the untendered notes.

11. Stockholders' Equity

Preferred Stock

        The Company has 5,000,000 authorized shares of preferred stock, $0.001 par value, issuable in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Common Stock

        At December 31, 2004, the Company had 500,000,000 authorized shares of common stock, $0.001 par value, with 306,399,120 shares issued and outstanding.

Common Stock Warrants

        At December 31, 2004, the Company had outstanding exercisable warrants to purchase 429,600 shares of Common Stock with a weighted-average exercise price of $9.44 per share, which expire through 2007.

Stock Option Plans

        In December 2002, the Company's Board of Directors reduced the number of shares authorized for issuance under some of the Company's older plans and acquired plans so that the Company cannot issue new options under those plans. Additionally, the Board of Directors amended some of the Company's option plans to provide for full vesting of options issued under the plans to optionholders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after a change of control.

        The Company's 1993 Incentive Stock Plan (the "1993 Plan") allowed for the granting of incentive and nonstatutory options to purchase up to 21,600,000 shares of common stock. At December 31, 2004, a total of 164,130 shares of common stock have been reserved for the exercise of options outstanding under the 1993 Plan. No options are available for future grant under the 1993 Plan.

        The 1996 Equity Incentive Plan (the "1996 Plan") is substantially consistent with the terms of the 1993 Plan and, as amended, provides for the granting of options to purchase 22,400,000 shares of common stock. At December 31, 2004, a total of 9,008,797 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 1996 Plan.

        The 1997 Equity Incentive Plan (the "1997 Plan"), as amended, provides for the granting of options to purchase 16,000,000 shares of common stock. The terms and conditions of the 1997 Plan are substantially consistent with those of the 1993 Plan and the 1996 Plan. At December 31, 2004, a total of 5,848,289 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 1997 Plan.

        The 2000 Incentive Stock Plan (the "2000 Plan") allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At December 31, 2004, a total of 43,688,349 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 2000 Plan.

        The 1996 Director Option Plan (the "Director Plan") provides for the granting of nonstatutory stock options to non-employee directors. At December 31, 2004, a total of 240,000 shares of common stock have been reserved for the exercise of options outstanding under the Director Plan. No options are available for future grant under the Director Plan.

        Under the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee's compensation or $25,000 in any calendar year. The first offering period began on October 1, 1996. At December 31, 2004, subscriptions were outstanding for an estimated 96,304 shares at $12.81 per share.

        In connection with the February 2002 merger of COR and the Company, COR's 1991 Equity Incentive Plan (the "COR 1991 Plan"), 1994 Equity Incentive Plan (the "COR 1994 Plan") and 1998 Equity Incentive Plan (the "COR 1998 Plan") were assumed by Millennium. In connection with the mergers of MBio and MPMx into the Company, MBio's 1997 Equity Incentive Plan (the "MBio 1997 Plan") and MPMx's 1997 Equity Incentive Plan (the "MPMx 1997 Plan") were assumed by Millennium. In December 1999, in connection with the merger of LeukoSite and the Company, Millennium assumed the LeukoSite 1993 Stock Option Plan (the "LeukoSite 1993 Plan"). The Plans, as assumed, allow for the granting of incentive and nonstatutory options to purchase up to 14,595,425 shares of Millennium common stock. At December 31, 2004, a total of 2,314,884 shares of common stock have been reserved for the exercise of options outstanding under these assumed Plans. No options are available for future grant under the COR 1994 Plan, the COR 1998 Plan, the MBio 1997 Plan, the MPMx 1997 Plan and the LeukoSite 1993 Plan. At December 31, 2004, a total of 3,125,435 shares are available for future grant under the COR 1991 Plan.

        Options granted to employees generally vest over a four-year period. Options granted to consultants and other nonemployees generally vest over the period of service to the Company and the Company records compensation expense equal to the fair value of these options.

        The following table presents the combined activity of the Company's stock plans for the years ended December 31, 2004, 2003 and 2002:

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	2004		2003		2002
Outstanding at January 1	36,818,414	$20.21	43,847,975	$21.97	33,786,251	$27.41
Granted	9,082,479	14.70	9,789,968	11.12	17,901,889	14.02
Exercised	(3,043,834)	7.19	(5,859,807)	6.41	(2,149,746)	5.72
Canceled	(7,151,137)	26.72	(10,959,722)	26.50	(5,690,419)	36.77

Outstanding at December 31	35,705,922	18.61	36,818,414	20.21	43,847,975	21.97

Options exercisable at December 31	22,286,760	$21.41	22,829,678	$22.80	24,068,039	$21.02

        The following table presents weighted-average exercise price and life information about significant option groups outstanding at December 31, 2004 for the above plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 0.03 - $ 7.30	5,481,203	4.7	$5.58	4,204,590	$5.22
$ 7.31 - $14.60	10,560,863	7.8	$10.81	4,544,137	$9.72
$14.61 - $21.90	10,822,386	7.9	$16.86	5,271,768	$16.90
$21.91 - $29.21	2,464,275	6.4	$24.12	2,052,166	$24.28
$29.22 - $36.51	1,646,261	5.8	$32.94	1,543,094	$32.90
$36.52 - $43.81	1,144,895	5.8	$38.45	1,088,249	$38.48
$43.82 - $51.12	2,731,852	5.3	$45.23	2,729,828	$45.23
$51.13 - $58.42	53,147	4.2	$54.72	53,147	$54.72
$58.43 - $65.72	569,411	5.2	$63.89	568,152	$63.89
$65.73 - $73.03	231,629	5.1	$72.49	231,629	$72.49

	35,705,922			22,286,760

        At December 31, 2004, an aggregate of 67,277,929 shares of Common Stock were reserved for the exercise of stock options and warrants outstanding and for future grant.

12. Income Taxes

        The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 35% to (loss) before provision for income taxes, and actual tax is reconciled in the following chart ($ in thousands):

	2004	2003	2002
Loss before provision for income taxes	$(252,297)	$(483,687)	$(590,193)
Expected tax benefit at 35%	$(88,304)	$(169,290)	$(206,568)
Write off of purchased research and development	—	—	84,700
Change in valuation allowance for deferred tax assets allocated to tax expense	85,947	164,904	119,602
Other permanent items	2,357	4,386	2,266

Income tax provision	$—	$—	$—

        At December 31, 2004, the Company had unused net operating loss carryforwards of approximately $1.3 billion available to reduce federal taxable income expiring in 2005 through 2024 and $1.0 billion available to reduce state taxable income expiring in 2005 through 2009. The Company also has federal and net state research tax credits of approximately $92.3 million available to offset federal and state income taxes, both of which expire beginning in 2005. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows ($ in thousands):

	2004	2003	2002
Net operating loss carryforwards	$496,427	$473,123	$443,776
Research and development tax credit carryforwards	92,270	84,912	78,823
Capitalized research costs	349,970	275,303	185,521
Property and other intangible assets	74,620	71,458	31,340
Deferred revenue	26,631	40,930	53,677
Accrued restructuring	27,577	31,274	1,117
Unrealized loss on marketable securities	2,149	—	851
Other	23,711	15,740	19,824

Total deferred tax assets	1,093,355	992,740	814,929
Valuation allowance	(934,236)	(819,003)	(629,041)

Total deferred tax assets	159,119	173,737	185,888

Deferred tax liability:
Intangible assets	(159,119)	(172,504)	(185,888)
Unrealized (gain) loss on marketable securities	—	(1,233)	—

Net deferred tax asset	$—	$—	$—

        The valuation allowance increased by $115.2 million during 2004 due primarily to net operating loss carryforwards from operations and stock options exercises, as well as a net increase in temporary items arising from timing differences of costs for financial accounting and tax purposes especially for capitalized research costs and amortized intangible costs. The valuation allowance increased by $189.9 million during 2003 due primarily to the increase in net operating loss carryforwards from operations and stock option exercises as well as a net increase in temporary items arising from differences of costs for financial accounting and tax purposes especially for capitalized research costs, fixed assets, and restructuring costs. The deferred tax assets acquired from COR, LeukoSite and ChemGenics are subject to review and possible adjustments by the Internal Revenue Service and may be limited due to the change in ownership provisions of the Internal Revenue Code.

        Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 would be allocated as follows (in thousands):

Reported in the statement of operations	$666,426
Reported as a decrease to goodwill	15,922
Reported in additional paid-in capital	251,888

Total valuation allowance	$934,236

13. Related Party Transactions

        In November 2003, the Company sold specified assets, including intellectual property to Portola Pharmaceuticals, Inc. ("Portola"), a company founded and owned in part by a member of Millennium's board of directors. In exchange for these assets, the Company received Portola Series A preferred convertible stock, representing less than a 5% ownership in Portola. The investment in Portola is accounted for using the cost method and is included in other long term assets on the balance sheet at December 31, 2004 and 2003, respectively. In addition, commencing in June 2004, Portola sub-leased specified research facilities of the Company in South San Francisco, CA. The Company believes these lease terms are comparable to those that would be available from unaffiliated third parties. In August 2004, the Company entered into an additional transaction with Portola to license the Company's Factor Xa inhibitor program in return for milestone and royalty payments upon achievement of certain events.

14. Subsequent Events (unaudited)

        In February 2005, the Company achieved specified objectives under its collaborations with GSK and Ortho Biotech. Under its collaborations with GSK, the Company will recognize $19.9 million throughout the remainder of 2005 as a result of the successful transfer of the central marketing authorization of INTEGRILIN® (eptifibatide) Injection in Europe to GSK and related activities.

        Under its collaboration with Ortho Biotech, the Company will recognize milestone payments of $20.0 million in the first quarter of 2005 as a result of the achievement of specified sales levels of VELCADE® (bortezomib) for Injection outside of the United States and worldwide.

15. Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2004	Second Quarter Ended June 30, 2004	Third Quarter Ended September 30, 2004	Fourth Quarter Ended December 31, 2004
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$29,648	$34,972	$37,668	$40,764
Co-promotion revenue	47,826	48,651	62,557	47,230
Revenue under strategic alliances	15,091	61,697	9,749	12,353

Total revenues	92,565	145,320	109,974	100,347
Costs and expenses:
Cost of goods sold	15,771	18,061	18,630	17,824
Research and development	96,278	104,382	98,961	102,937
Selling, general and administrative	44,829	46,768	45,903	59,144
Restructuring	11,593	25,191	(414)	1,663
Amortization of intangibles	8,378	8,378	8,378	8,378

Total costs and expenses	176,849	202,780	171,458	189,946

Loss from operations	(84,284)	(57,460)	(61,484)	(89,599)
Other income (expense), net	43,697	3,551	(1,610)	(5,108)

Net loss	$(40,587)	$(53,909)	$(63,094)	$(94,707)

Amounts per common share:
Net loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.21)	$(0.31)
Weighted-average shares, basic and diluted	303,412	304,714	305,202	305,977

	First Quarter Ended March 31, 2003	Second Quarter Ended June 30, 2003	Third Quarter Ended September 30, 2003	Fourth Quarter Ended December 31, 2003
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$—	$7,869	$23,046	$28,732
Co-promotion revenue	50,881	53,151	47,855	32,446
Revenue under strategic alliances	30,834	60,702	73,930	24,241

Total revenues	81,715	121,722	144,831	85,419
Costs and expenses:
Cost of goods sold	15,650	15,612	17,763	12,165
Research and development	126,810	130,575	119,741	111,412
Selling, general and administrative	38,429	40,775	43,018	56,607
Restructuring	28,195	65,310	52,736	44,772
Amortization of intangibles	9,676	9,676	9,676	9,862

Total costs and expenses	218,760	261,948	242,934	234,818

Loss from operations	(137,045)	(140,226)	(98,103)	(149,399)
Other income (expense):
Other income, net	(810)	43,579	5,818	2,995
Debt financing charge	—	(10,496)	—	—

Net loss	$(137,855)	$(107,143)	$(92,285)	$(146,404)

Amounts per common share:
Net loss per share, basic and diluted	$(0.47)	$(0.36)	$(0.31)	$(0.49)
Weighted-average shares, basic and diluted	292,944	297,231	299,030	301,252

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

2.     Internal Control Over Financial Reporting

  a)    Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

        Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

  b)    Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Millennium Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Millennium Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Millennium Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Millennium Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts February 18, 2005

  c)    Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        There is no information required to be disclosed by us in a report on Form 8-K during the last quarter of the year ended December 31, 2004, that was not reported.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The section entitled "Our Executive Officers" in Part I of this annual report contains information about our executive officers.

        We provide information in response to this item in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2005 annual meeting of stockholders to be held on May 5, 2005 as follows:

  •
  Information about our directors will appear in the section entitled "Proposal 1—Election of Directors."

  •
  Information about compliance with Section 16(a) of the Exchange Act will appear in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

  •
  Information about the audit committee of our Board of Directors and the audit committee financial expert will appear in the subsection entitled "Committees of the Board" in the section entitled "Our Corporate Governance."

  •
  Information about procedures for recommending nominees to the Board of Directors will appear in the subsection entitled "Committees of the Board" in the section entitled "Our Corporate Governance."

We incorporate herein by reference the information contained in those sections of our proxy statement.

        We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees, known as the Core Values Handbook. The Core Values Handbook is available on our website at http://www.millennium.com/investors in the corporate governance section. We intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, our code of business conduct and ethics. Stockholders may request a free copy of the Core Values Handbook by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts 02139.

Item 11.    EXECUTIVE COMPENSATION

        We provide information about our executive compensation in the sections entitled "Director Compensation," "Compensation of Executive Officers," and "Compensation and Talent Committee Report on Executive Compensation" in the proxy statement we file with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 annual meeting of stockholders to be held on May 5, 2005. We incorporate herein by reference the information contained in those sections of our proxy statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        We provide information about security ownership of certain beneficial owners and management required by this item in the section entitled "Ownership of Our Common Stock" in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on May 5, 2005. We incorporate herein by reference the information contained in that section of our proxy statement.

Equity Compensation Plan Information

        This table shows information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2004. For additional information about our equity compensation plans, see Note 11 of our consolidated financial statements included in Item 8 of this Form 10-K. As required by SEC rules, we include in footnote

(2) to this table a brief description of the material features of our equity compensation plans that have not been approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	33,391,038	$18.79	28,016,972	(4)
Equity compensation plans not approved by security holders(2)(3)	1,729,401	$15.77	3,125,435
Total	35,120,439	$18.64	31,142,407	(4)

(1)
Includes our:

•
1993 Incentive Stock Plan

•
1996 Equity Incentive Plan

•
1997 Equity Incentive Plan

•
1996 Director Option Plan

•
2000 Stock Incentive Plan

•
1996 Employee Stock Purchase Plan

•
2003 Employee Stock Purchase Plan For Employees of Non-U.S. Subsidiaries and Affiliated Entities

(2)
Includes our:

•
COR Therapeutics, Inc. 1991 Equity Incentive Plan, which we assumed in our merger with COR Therapeutics, Inc. and which is an ongoing plan.

    Under this plan, COR issued incentive stock options, satisfying Section 422 of the Internal Revenue Code, or ISOs, to employees and nonqualified stock options, or NQOs, stock bonuses and restricted stock awards to employees, directors and consultants. We may continue to issue NQOs, stock bonuses and restricted stock awards under this plan. Options and restricted stock awards may be granted at not less than the fair market value of our common stock on the date of grant and stock bonuses are issued for no consideration or nominal consideration. Options, restricted stock awards and stock bonuses are exercisable only under the conditions that our Board of Directors establishes, but generally include a requirement for continued employment or service. Options granted under this plan have been made exercisable over a period of between three and five years and may be made exercisable for a maximum period of ten years. Some restricted stock awards granted under this plan by COR were fully vested upon issuance and others contained a lapsing right of repurchase whereby we maintain a right to repurchase a portion of the shares for a period of approximately one year from the date of grant. The plan provides for full vesting of options and restricted stock awards held by employees who terminate their employment due to a constructive termination or are terminated without cause within the period one month before and 24 months after a change of control. Upon termination of employment or specified other relationships with us, options issued under the plan remain exercisable for a period of three months and we have the right to repurchase any portion of a restricted stock award subject to our right to repurchase for a period of three months. As of December 31, 2004 there were 3,125,435 shares reserved for future issuance under the plan, not including 1,382,129 shares issuable upon exercise of outstanding options.

  •
  1997 Equity Incentive Plan of Millennium BioTherapeutics, Inc., which we assumed in our merger with Millennium BioTherapeutics, Inc. and under which we subsequently issued options.

    No additional options may be issued under this plan. Under this plan, ISOs were issued to our employees and NQOs and restricted stock awards were granted to our employees, directors, consultants and advisors. Options and restricted stock awards were granted at not less than the fair market value of our common stock on the date of grant and were made exercisable only under the conditions that our Board of Directors established, but generally included a requirement for continued employment or service. Options granted under this plan are exercisable for a maximum period of ten years. New hire grants are typically exercisable on the first anniversary of the grant date for 25% of the shares granted and an additional 2.083% monthly for three years thereafter and grants to current employees are typically exercisable monthly for 2.083% beginning one month from the date of grant. Restricted stock awards granted under this plan contain a lapsing right of repurchase whereby we maintain a right to repurchase 100% of the common stock until the first anniversary of the grant date, 75% of the common stock immediately thereafter and reduced by an additional 2.083% monthly for three years thereafter. This plan was amended in December 2002 to provide for full vesting of options and restricted stock awards for holders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after a change of control. Upon termination of employment, options issued under the plan remain exercisable for a period of thirty days and we have the right to repurchase any portion of a restricted stock awards subject to our right to repurchase for a period of three months.

  •
  SAYE Plan, which we have terminated except as to currently outstanding options for the issuance of a total of 2,820 shares of common stock. Prior to our termination of the SAYE Plan, our employees in the United Kingdom who worked at least 25 hours per week had the opportunity to purchase, through payroll deductions not exceeding £250 per month, shares of our common stock at a 15% discount to market price.

(3)
Does not include outstanding options to purchase 595,090 shares of our common stock under specified equity plans assumed through various mergers and acquisitions. At December 31, 2004, these assumed options had a weighted-average exercise price of $17.14 per share. No additional options may be issued under these assumed plans.

(4)
In addition to stock options, under our 2000 Stock Incentive Plan we may issue restricted stock or similar awards, limited to no more than 5% of the maximum cumulative number of shares reserved under the Plan. As of December 31, 2004 there were 17,647,189 shares reserved for future issuance under the plan, not including 26,041,160 shares issuable upon exercise of outstanding options.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We provide the information required by this item in the section entitled "Certain Relationships and Related Transactions" in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on May 5, 2005. We incorporate herein by reference the information contained in that section of our proxy statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We provide the information required by this item in the section entitled "Independent Registered Public Accounting Firm" in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on May 5, 2005 We incorporate herein by reference the information contained in that section of our proxy statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are included as part of this Annual Report on Form 10-K.

  1.
  Financial Statements:

  2.
  Schedule II—Valuation and Qualifying Accounts

All schedules, other than the one listed above, are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

  3.
  The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

        The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: the Millennium "M" logo and design (trademark), Millennium®, Millennium Pharmaceuticals™, Millennium Predictive Medicine™, VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection. Campath® is a registered trademark of ILEX Pharmaceuticals, L.P. ReoPro® (abciximab) is a trademark of Eli Lilly & Company. Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc. Angiomax® is a trademark of The Medicines Company. Thalomid® (thalidomide) and Revlimid® are trademarks of Celgene Corporation. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2005	MILLENNIUM PHARMACEUTICALS, INC.
	By:	/s/ MARK J. LEVIN Mark J. Levin Chairperson, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. LEVIN Mark J. Levin	Chairperson of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 8, 2005
/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2005
/s/ SHAUN R. COUGHLIN Shaun R. Coughlin	Director	March 8, 2005
/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	March 8, 2005
/s/ CHARLES J. HOMCY Charles J. Homcy	Director	March 8, 2005
/s/ RAJU S. KUCHERLAPATI Raju S. Kucherlapati	Director	March 8, 2005
/s/ ERIC S. LANDER Eric S. Lander	Director	March 8, 2005
/s/ NORMAN C. SELBY Norman C. Selby	Director	March 8, 2005
/s/ KENNETH E. WEG Kenneth E. Weg	Director	March 8, 2005

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.					Filed with this 10-K
	Description	Form	SEC filing date	Exhibit number
	Articles of Incorporation and By-laws
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-Q 8-K 10-Q	06/20/1996 04/13/2000 04/19/2001	4.1 3 3.1
3.2	Amended and Restated Bylaws of the Company, as amended	10-Q 10-Q 10-Q	06/20/1996 05/02/2000 11/09/2000	4.2 3.1 3.1
	Instruments defining the rights of security holders, including indentures
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A(333-02490)	05/02/1996	4.1
4.2	Indenture, dated as of January 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee relating to the 5.50% Convertible Subordinated Notes due January 15, 2007 (including the form of debenture)	10-K	02/25/2000	4.2
4.3	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	04/05/2001	4.1
4.4	(a) Indenture, dated February 24, 2000, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), as Trustee, relating to the 5.00% Convertible Subordinated Notes due March 1, 2007	(a)10-Q*	05/10/2000	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)8-K	02/13/2002	4.5
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)8-K	02/13/2002	4.6
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.2
4.5	(a) Indenture, dated June 11, 2001, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (as successor to Firstar Bank, N.A.), as Trustee, relating to the 4.50% Convertible Senior Notes due June 15, 2006	(a)10-Q*	08/03/2001	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b) S-3(333-82654)	02/13/2002	4.2
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c) S-3(333-82654)	02/13/2002	4.3
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.1

	Material contracts—financing agreements
10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/1996 08/14/1997 02/25/2000 03/15/2001	10.2 10.9 10.3,10.4 10.2
	Material contracts—research and development/collaboration agreements
10.2	(a) Collaboration and License Agreement dated June 22, 2000 by and between the Company and Aventis Pharmaceuticals, Inc., as amended†	(a)10-Q 10-Q	07/26/2000 10/25/2001	10.1 10.3
	(b) Second Amendment effective as of December 22, 2002 dated April 22, 2003 to Collaboration and License Agreement†	(b)10-Q	08/12/2003	10.1
	(c) Technology Development Agreement dated June 22, 2000†	(c)10-Q	07/26/2000	10.2
	(d) Registration Rights Agreement dated June 22, 2000	(d)10-Q	07/26/2000	10.4
	(e) Letter Agreement dated May 27, 2004 relating to the Collaboration and License Agreement by and between Aventis Pharmaceuticals, Inc. and the Company†	(e)10-Q	08/04/2004	10.1
	Material contracts—INTEGRILIN® (eptifibatide) Injection
10.3	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Société Anonyme, dated July 27, 1994, as amended†	10-Q*	11/13/1998	10.24 10.25 10.26 10.27 10.28 10.29
10.4	New Long Term Supply Agreement between the Company and Solvay, Société Anonyme, dated January 1, 2003†	10-K	03/07/2003	10.9
10.5	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended†	10-Q* 10-K* 10-K* 10-Q* 10-Q*	08/08/1995 03/25/1999 03/30/2000 08/10/2000 11/08/2000	10.41 10.33 10.35 10.1 10.1, 10.2
10.6	Letter agreement dated June 4, 2002 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.8
10.7	Addendum to Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 1, 2003†	10-K	03/10/2004	10.9

10.8	Letter agreement dated November 3, 2003 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.10
10.9	Agreement about European Commercialization of Integrilin by and among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 21, 2004†	10-Q	08/04/2004	10.2
10.10	Letter agreement dated September 17, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†				X
10.11	Letter agreement dated November 30, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†				X
10.12	(a) License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†	10-Q	08/04/2004	10.3
	(b) Letter agreement dated March 4, 2005 relating to the License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†				X
	Material contracts—VELCADE® (bortezomib) for Injection
10.13	Patent License Agreement between the Public Health Service and the Company dated December 2, 2002†	10-K	03/10/2004	10.11
10.14	Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003†	10-Q	08/12/2003	10.2
	Material contracts—miscellaneous
10.15	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000	10-Q*	05/10/2000	10.2

10.16	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., and Needham & Company, Inc., dated June 11, 2001	10-Q*	08/03/2001	10.2
10.17	Registration Rights Agreement dated January 20, 2000 between the Company and Goldman, Sachs & Co., ING Barings LLC, FleetBoston Robertson Stephens Inc., and Credit Suisse First Boston Corporation	10-K	02/25/2000	10.29
	Material contracts—management contracts and compensatory plans
10.18	Description of Non-Employee Director Compensation#				X
10.19	Description of Success Sharing Bonus Program of Millennium Pharmaceuticals, Inc.#	8-K	02/04/2005	10.1
10.20	2003 Employee Stock Purchase Plan for Non-U.S. Subsidiaries and Affiliated Entities#	Proxy statement for 2003 annual meeting of stockholders (DEF 14A)	03/18/2003	Appendix C
10.21	2000 Stock Incentive Plan, as amended#	10-K	03/07/2003	10.14
10.22	Form of Terms of Non-Statutory Stock Option Granted Under 2000 Stock Incentive Plan#	8-K	09/07/2004	99.2
10.23	Form of Terms of Incentive Stock Option Granted Under 2000 Stock Incentive Plan#	8-K	10/05/2004	99.2
10.24	Form of Terms of Director Stock Option Granted Under 2000 Stock Incentive Plan#	10-Q	11/09/2004	10.4
10.25	1997 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.15
10.26	1996 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.16
10.27	1996 Director Option Plan#	S-1/A(333-02490)	04/09/1996	10.1
10.28	Millennium Pharmaceuticals, Inc. SAYE Plan#	10-K	03/07/2002	10.33
10.29	1996 Employee Stock Purchase Plan, as amended#	10-K	03/10/2004	10.21
10.30	1993 Incentive Stock Plan, as amended#	10-K	03/07/2003	10.20
10.31	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.2
10.32	1994 Non-employee Directors' Stock Option Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.4

10.33	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium BioTherapeutics, Inc.#	10-K	03/07/2003	10.23
10.34	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium Predictive Medicine, Inc.#	10-K	03/07/2003	10.24
10.35	Form of Employment Offer Letter entered into with certain executive officers of the Company, together with a schedule of parties thereto #				X
10.36	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Charles J. Homcy#	S-1 (33-40627)*	05/16/1991	10.1
10.37	Form of Key Employee Change in Control Severance Plan between the Company (as successor to COR Therapeutics, Inc.) and Charles J. Homcy#	10-Q*	11/04/1999	10.1
10.38	Employment Agreement between the Company and Charles J. Homcy#	10-K	03/07/2003	10.29
10.39	Letter agreement dated November 7, 2003 between the Company and Charles J. Homcy#	10-K	03/10/2004	10.33
10.40	Agreement dated August 6, 2004 between the Company and Marsha H. Fanucci#	10-Q	11/09/2004	10.1
10.41	Agreement dated August 6, 2004 between the Company and Kenneth M. Bate#	10-Q	11/09/2004	10.2
10.42	Letter Agreement between the Company and Kenneth M. Bate dated February 15, 2005#				X
10.43	Offer letter agreement dated September 28, 2004 between the Company and Laurie B. Keating#	10-Q	11/09/2004	10.3
	Additional Exhibits
21	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Statement Pursuant to 18 U.S.C. §1350				X

32.2	Statement Pursuant to 18 U.S.C. §1350	X

#
Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

†
Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission

*
COR Therapeutics, Inc. filing (Commission file no. 0-19290)

Millennimum Pharmaceuticals, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

        Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Charges Utilized/Write-offs	Balance at End of Period
Year ended December 31, 2002	$—	$(1,671)	$—	$(1,671)
Year ended December 31, 2003	(1,671)	(2,254)	2,425	(1,500)
Year ended December 31, 2004	(1,500)	(640)	640	(1,500)

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Overview
RISK FACTORS THAT MAY AFFECT RESULTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Millennium Pharmaceuticals, Inc. Report of Independent Registered Public Accounting Firm
Millennium Pharmaceuticals, Inc. Consolidated Balance Sheets
Millennium Pharmaceuticals, Inc. Consolidated Statements of Operations
Millennium Pharmaceuticals, Inc. Consolidated Statements of Cash Flows
Millennium Pharmaceuticals, Inc. Statements of Stockholders' Equity
Millennium Pharmaceuticals, Inc. Notes to Consolidated Financial Statements December 31, 2004
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Millennimum Pharmaceuticals, Inc. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Allowance for Doubtful Accounts