Form 10-Q
period 2005-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2005-05-05
CIK 1002637

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28494

MILLENNIUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3177038 (I.R.S. Employer Identification No.)
40 Landsdowne Street, Cambridge, Massachusetts 02139 (Address of principal executive offices) (zip code)
(617) 679-7000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on May 2, 2005: 307,601,526

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

        The following Millennium trademarks are used in this Quarterly Report on Form 10-Q: Millennium®, the Millennium "M" logo and design (registered), Millennium Pharmaceuticals™, VELCADE® (bortezomib) for Injection, and INTEGRILIN® (eptifibatide) Injection. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries. Campath® is a registered trademark of ILEX Pharmaceuticals, L.P., ReoPro® (abciximab) is a trademark of Eli Lilly & Company, Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc., Thalomid® (thalidomide) and Revlimid® are trademarks of Celgene Corporation and Angiomax® (bivalirudin) is a trademark of The Medicines Company. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I    FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$13,869	$14,436
Marketable securities	562,152	685,971
Accounts receivable, net of allowances	128,816	87,874
Inventory	96,667	97,274
Prepaid expenses and other current assets	15,829	16,057

Total current assets	817,333	901,612
Property and equipment, net	212,132	220,115
Restricted cash	9,140	10,316
Other assets	15,082	15,325
Goodwill	1,208,934	1,208,328
Developed technology, net	330,433	338,798
Intangible assets, net	62,403	62,537

Total assets	$2,655,457	$2,757,031

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,637	$36,470
Accrued expenses	79,898	89,125
Advance from Schering-Plough	—	49,250
Current portion of restructuring	27,325	34,242
Current portion of deferred revenue	43,683	21,294
Current portion of capital lease obligations	8,937	10,480

Total current liabilities	184,480	240,861
Other long term liabilities	5,403	5,778
Restructuring, net of current portion	34,886	39,794
Deferred revenue, net of current portion	11,360	11,691
Capital lease obligations, net of current portion	78,863	80,452
Long term debt	105,461	105,461
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 306,860 shares at March 31, 2005 and 306,399 shares at December 31, 2004 issued and outstanding	307	306
Additional paid-in capital	4,550,432	4,547,430
Accumulated other comprehensive loss	(10,532)	(5,953)
Accumulated deficit	(2,305,203)	(2,268,789)

Total stockholders' equity	2,235,004	2,272,994

Total liabilities and stockholders' equity	$2,655,457	$2,757,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Revenues:
Net product sales	$44,795	$29,648
Co-promotion revenue	42,826	47,826
Revenue under strategic alliances	36,090	15,091

Total revenues	123,711	92,565

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	14,581	15,771
Research and development	86,154	96,278
Selling, general and administrative	51,637	44,829
Restructuring	1,107	11,593
Amortization of intangibles	8,500	8,378

Total costs and expenses	161,979	176,849

Loss from operations	(38,268)	(84,284)
Other income (expense):
Investment income, net	4,442	6,388
Interest expense	(2,588)	(2,691)
Gain on sale of equity interest in joint venture	—	40,000

Net loss	$(36,414)	$(40,587)

Amounts per common share:
Net loss, basic and diluted	$(0.12)	$(0.13)

Weighted average shares, basic and diluted	306,590	303,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(36,414)	$(40,587)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	20,579	22,486
Restructuring charges (reversals), net	—	(15)
Amortization of deferred financing costs	114	123
Realized (gain) loss on marketable securities, net	701	(433)
Stock compensation expense	1,272	2,073
Changes in operating assets and liabilities:
Accounts receivable	(40,943)	(45,847)
Inventory	607	2,827
Prepaid expenses and other current assets	228	1,830
Restricted cash and other assets	(246)	498
Accounts payable and accrued expenses	(28,913)	(18,299)
Advance from Schering-Plough	(49,250)	—
Deferred revenue	22,058	(9,476)

Net cash used in operating activities	(110,207)	(84,820)

Cash Flows from Investing Activities:
Investments in marketable securities	(55,378)	(135,402)
Proceeds from sales and maturities of marketable securities	175,015	163,400
Purchases of property and equipment	(4,312)	(6,723)
Other investing activities	(3,995)	(313)

Net cash provided by investing activities	111,330	20,962

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	1,363	13,736
Principal payments on capital leases	(3,132)	(4,075)

Net cash (used in) provided by financing activities	(1,769)	9,661

Decrease in cash and cash equivalents	(646)	(54,197)
Equity adjustment from foreign currency translation	79	(312)
Cash and cash equivalents, beginning of period	14,436	55,847

Cash and cash equivalents, end of period	$13,869	$1,338

Supplemental Cash Flow Information:
Cash paid for interest	$3,815	$3,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission ("SEC") on March 8, 2005.

2. Summary of Significant Accounting Policies

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at the lower of cost or market unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2005 and December 31, 2004 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended March 31, 2005 and 2004, the Company recorded realized gains on marketable securities of $0.05 million and $0.7 million, respectively, and realized losses on marketable securities of $0.7 million and $0.3 million, respectively.

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

        The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company's product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company's co-promotion revenue is related to sales and development of INTEGRILIN® (eptifibatide) Injection. The remainder of the Company's total revenue is related to its strategic alliances.

        Strategic alliance revenues from Ortho Biotech Products, L.P. ("Ortho Biotech"), including milestones, distribution fees on sales outside of the United States and reimbursement, accounted for approximately 22 percent and 10 percent of consolidated revenues for the three months ended March 31, 2005 and 2004, respectively. There were no other significant customers under strategic alliances in the three months ended March 31, 2005 and 2004, respectively.

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

        The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has two manufacturers that provide eptifibatide, the active pharmaceutical ingredient necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme ("Solvay") one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of the active pharmaceutical ingredient. The Company plans to submit its own alternative process technology for the production of eptifibatide for approval in the United States, Europe and other countries, as required. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. The Company has one manufacturer that currently performs fill/finish services for INTEGRILIN. The Company is qualifying a second fill/finish supplier and has identified an alternative packaging supplier to serve as future sources of supply for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of our marketed products. Some materials in process at these alternative suppliers are included in inventory.

        VELCADE® (bortezomib) for Injection has received approvals in the United States, the countries of the European Union and a number of other countries for the treatment of certain multiple myeloma patients. The Company sells VELCADE in the United States through its oncology-specific sales force and Ortho Biotech and its affiliates sell VELCADE outside the United States where approvals have been received.

        The Company also relies on third-party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE® (bortezomib) for Injection for both commercial purposes and for ongoing clinical trials. The Company has established long-term supply relationships for the production of commercial supplies of VELCADE. The Company currently works with one manufacturer to complete fill/finish for VELCADE and the Company is qualifying a second fill/finish supplier.

        During 2004, the Company began distributing VELCADE in the United States through a sole-source distribution model where the Company sells directly to a third party which in turn distributes to the wholesaler base. VELCADE inventory levels may fluctuate in the short-term as the Company's current wholesalers familiarize themselves with new distribution logistics.

Inventory

        Inventory consists of currently marketed products and from time to time, product candidates awaiting regulatory approval which were capitalized based upon management's judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At March 31, 2005 and December 31, 2004, inventory does not include amounts for products that have not been approved for sale.

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$64,934	$73,214
Work in process	9,868	8,507
Finished goods	21,865	15,553

	$96,667	$97,274

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

        Intangible assets consist of the following (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(104,567)	$435,000	$(96,202)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	20,060	(16,657)	20,060	(16,523)

Total amortizable intangible assets	38,772	(35,369)	38,772	(35,235)
Total indefinite-lived trademark	59,000	—	59,000	—

Total intangible assets	$97,772	$(35,369)	$97,772	$(35,235)

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

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 7 years

        Amortization expense for the three months ended March 31, 2005 and 2004 was approximately $8.5 million and $8.4 million, respectively. In addition, in connection with its restructuring initiative discussed in Note 3, the Company recognized an impairment charge in the year ended December 31, 2003 of approximately $11.3 million for technology it no longer intended to pursue.

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

Co-promotion revenue

        Co-promotion revenue includes the Company's share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in co-promotion territories by SGP. Also included in co-promotion revenue are reimbursements from SGP of the Company's manufacturing-related costs, development costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory other than Europe. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company defers specified manufacturing-related expenses until the time SGP ships related product to its customers inside of co- promotion territories. Advance from Schering-Plough on the balance sheet includes cash advances from SGP to the Company for the Company's prepayments to its manufacturers of INTEGRILIN and was paid to SGP in the first quarter of 2005.

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

        Milestone payments are recognized as revenue when the performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related technology or product candidate, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies.

        Royalties are recognized as revenue when earned.

        Reimbursements of research and development costs are recognized as revenue as the related costs are incurred.

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended March 31, 2005 and 2004, advertising and promotional expenses were $11.6 million and $8.5 million, respectively.

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

Comprehensive Loss

        Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(36,414)	$(40,587)
Unrealized gain (loss) on marketable securities	(4,658)	4,248
Cumulative translation adjustments	79	(312)

Comprehensive loss	$(40,993)	$(36,651)

        The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2005	December 31, 2004
Unrealized loss on marketable securities	$(10,031)	$(5,373)
Cumulative translation adjustments	(501)	(580)

Accumulated other comprehensive loss	$(10,532)	$(5,953)

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

        The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss	$(36,414)	$(40,587)
Add: Stock-based employee compensation as reported in the Statements of Operations	—	97
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16,409)	(16,053)

Pro forma net loss	$(52,823)	$(56,543)

Amounts per common share:
Basic and diluted—as reported	$(0.12)	$(0.13)
Basic and diluted—pro forma	$(0.17)	$(0.19)

        The weighted-average per share fair value of options granted during the three months ended March 31, 2005 and 2004 was $4.81 and $12.10, respectively.

        The fair value of stock options and common stock issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options Three Months Ended March 31,		Stock Purchase Plan Three Months Ended March 31
	2005	2004	2005	2004
Expected life (years)	5.3	5.5	0.5	0.5
Interest rate	4.11%	2.62%	3.27%	0.96%
Volatility	.60	.82	.60	.82

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

        Through the end of the second quarter of 2004, the fair value of stock options granted was determined utilizing a historical volatility rate. In the third quarter of 2004, the Company reevaluated and subsequently changed its expected volatility assumption. The Company now uses the most recent three-year time period for purposes of calculating the expected volatility. Additionally, the Company considered implied volatilities of currently traded options to provide an estimate based upon current trading activity. After considering other such factors as its stage of development, the length of time the Company has been public and the impact of having two marketed products, the Company believes this volatility rate better reflects the expected volatility of its stock.

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95" ("SFAS No. 123R"). SFAS No. 123R requires companies to calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005, or January 1, 2006.

        SFAS No. 123R provides two alternatives for adoption:

  •
  a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of the statement as well as for the unvested portion of awards outstanding as of the effective date; and

  •
  a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for pro forma disclosure.

        The Company plans to adopt SFAS No. 123R using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall financial position. The Company cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on market price, assumptions used and levels of share-based payments granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 above.

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

        The Company anticipates additional restructuring charges during 2005 of between approximately $5.0 million and $20.0 million relating to potential adjustments to its original estimates of the remaining rental obligations for facilities it vacated based upon its ability to secure subtenants in the time and manner included in its original estimates.

        These costs are included in restructuring in the statements of operations and other current and other long term liabilities on the balance sheet at March 31, 2005. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2004	Charges	Payments	Other	Balance at March 31, 2005
Termination benefits	$728	$—	$(305)	$(242)	$181
Facilities	67,956	1,107	(7,385)	—	61,678
Contract termination	5,352	—	(5,000)	—	352

Total	$74,036	$1,107	$(12,690)	$(242)	$62,211

        The projected timing of payments of the remaining restructuring liabilities at March 31, 2005 is approximately $27.3 million due through March 31, 2006 and $34.9 million thereafter through 2022.

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

Product Alliances

        During the three months ended March 31, 2005, the Company recognized $20.0 million of milestone payments under its alliance with Ortho Biotech relating to VELCADE® (bortezomib) for Injection and the achievement of agreed-upon sales levels of VELCADE.

        In January 2005, the transition of the INTEGRILIN® (eptifibatide) Injection marketing authorization for the European Union from SGP to GSK was completed and GSK began selling INTEGRILIN in the countries of the European Union. During the three months ended March 31, 2005, the Company recognized approximately $2.5 million of strategic alliance revenue related to the payment obligation of approximately $19.9 million from GSK. The remaining amount will be recognized ratably through December 2005.

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

5. Convertible Debt

        The Company had the following convertible notes outstanding at March 31, 2005:

  •
  $16.3 million of principal of 5.0% convertible subordinated notes due March 1, 2007, that are convertible into the Company's common stock at any time prior to maturity at a price equal to $34.21 per share (the "5.0% notes");

  •
  $5.9 million of principal of 4.5% convertible senior notes due June 15, 2006, that are convertible into the Company's common stock at any time prior to maturity at a price equal to $40.61 per share (the "4.5% notes"); and

  •
  $83.3 million of principal of 5.5% convertible subordinated notes due January 15, 2007, that are convertible into the Company's common stock at any time prior to maturity at a price equal to $42.07 per share (the "5.5% notes").

        Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.0% notes on March 1 and September 1 of each year, of the 4.5% notes on June 15 and December 15 of each year and of the 5.5% notes on January 15 and July 15 of each year. All required interest payments to date have been made.

6. Subsequent Event

        In April 2005, the Company recorded a realized gain of approximately $10.5 million from the sale of its cost method investment in TransForm Pharmaceuticals, Inc. ("TransForm"). The Company expects to record an additional realized gain of approximately $2.8 million in the second half of 2006 upon the final settlement of the escrowed portion of the sale proceeds. TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

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

        In March 2005, we received approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second line, based on our completed phase III APEX clinical trial. This regulatory decision marks the full approval of the drug and increases the approved market potential significantly.

        The European Commission granted Marketing Authorization for VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy in Europe in April 2004. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. VELCADE has also been approved in a number of other countries, including Canada, Switzerland, Argentina, Israel, Bulgaria, Slovenia, South Korea and Mexico, bringing the total number of approved countries to approximately 46.

        In April 2005, our collaborator, Ortho Biotech Products, L.P., or Ortho Biotech, received approval from the European Commission for VELCADE as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation.

        The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin's lymphoma, in November 2004. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document.

Ortho Biotech Collaboration

        In June 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization and continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from Ortho Biotech and its affiliates from sales of VELCADE® (bortezomib) for Injection outside of the United States. We also retain an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.

        We are engaged with Ortho Biotech in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma. Ortho Biotech is responsible for 40% of the joint development costs through 2005 and for 45% of those costs after 2005. In addition, we may receive payments from Ortho Biotech for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets and goodwill. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K, filed with the SEC on March 8, 2005, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

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

        We recognize revenue from the sales of VELCADE® (bortezomib) for Injection in the United States when delivery has occurred and title has transferred to the wholesalers. We record allowances as a reduction to product sales for product returns and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on an ongoing analysis of industry trends for similar products and historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to significantly stock inventory due to the expensive nature of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third-party market research data. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source distribution model. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have and may, from time to time, take actions to reduce our product returns estimate. Doing so would result in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Accruals for rebates, chargebacks, and other discounts are immaterial as a result of the recent introduction of VELCADE and the current lack of competitive product available.

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

Inventory

        Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval which were capitalized based upon management's judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At March 31, 2005 and December 31, 2004, inventory does not include amounts for products that have not been approved for sale. Inventories primarily represent raw materials used in production, work in process and finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

Intangible Assets

        We have acquired significant intangible assets that we value and record. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets at acquisition. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions for significant acquisitions of intangibles. We review intangible assets for impairment on a periodic basis using an undiscounted net cash flows approach when impairment indicators arise. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

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

Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment—An Amendment of FASB Statements No. 123 and 95" ("SFAS No. 123R"). SFAS No. 123R requires companies to calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005, or January 1, 2006.

        SFAS No. 123R provides two alternatives for adoption:

  •
  a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of the statement as well as for the unvested portion of awards outstanding as of the effective date; and

  •
  a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for pro forma disclosure.

        We plan to adopt SFAS No. 123R using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on our market price, our assumptions used and levels of share-based payments granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our condensed consolidated financial statements.

Results of Operations

(dollars in thousands)

	Three Months Ended March 31,
			Increase/(Decrease) Percentage Change 2005/2004
	2005	2004
Revenues:
Net product sales	$44,795	$29,648	51%
Co-promotion revenue	42,826	47,826	(10)%
Revenue under strategic alliances	36,090	15,091	139%

Total revenues	123,711	92,565	34%

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	14,581	15,771	(8)%
Research and development	86,154	96,278	(11)%
Selling, general and administrative	51,637	44,829	15%
Restructuring	1,107	11,593	(90)%
Amortization of intangibles	8,500	8,378	1%

Total costs and expenses	161,979	176,849	(8)%

Loss from operations	(38,268)	(84,284)	(55)%
Other income (expense):
Investment income, net	4,442	6,388	(30)%
Interest expense	(2,588)	(2,691)	(4)%
Gain on sale of equity interest in joint venture	—	40,000	(100)%

Net loss	$(36,414)	$(40,587)	(10)%

Revenues

        Total revenues increased 34% to $123.7 million in the first quarter of 2005 from the same period in 2004. The increase is due primarily to the achievement of milestones under our collaborations with Ortho Biotech, as well as increased net product sales of VELCADE® (bortezomib) for Injection.

        In May 2003 we received FDA approval to market VELCADE and began shipping to wholesalers. Net product sales of VELCADE increased 51% to $44.8 million in the first quarter of 2005 from $29.6 million in the same period in 2004, primarily reflecting increased use of the product. Reserves for product returns, chargebacks and discounts represent approximately 5% to 6% of gross product sales in the first quarters of 2005 and 2004. Product sales from VELCADE® (bortezomib) for Injection represent approximately 36% of our first quarter of 2005 total revenues and 32% of our total revenues in the same period in 2004.

        Co-promotion revenue decreased 10% to $42.8 million in the first quarter of 2005 from $47.8 million in the same period in 2004. This decrease is primarily due to lower net reimbursement from SGP under our collaboration agreement, offset by increased product sales in the United States. U.S. product sales, as provided to us by SGP, were $71.4 million for the first quarter of 2005, a 5% increase over sales in the same period of 2004. Co-promotion revenue represents approximately 35% of our first quarter of 2005 total revenues and 52% of our total revenues in the same period in 2004.

        Revenue under strategic alliances increased to $36.1 million in the first quarter of 2005 from $15.1 million in the same period in 2004. The increase is primarily due to the recognition of milestone payments of approximately $20.0 million in the first quarter of 2005 as a result of the achievement of specified sales levels of VELCADE outside of the United States and worldwide, as well as revenue recognized as a result of the successful transfer of the central marketing authorization of INTEGRILIN® (eptifibatide) Injection in Europe and related activities to GSK.

        We expect revenue under strategic alliances to fluctuate depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with major pharmaceutical companies.

Cost of Sales

        Cost of sales decreased 8% to $14.6 million in the first quarter of 2005 from $15.8 million in the same period in 2004. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE and INTEGRILIN. The decrease was primarily driven by proportionately higher sales of VELCADE.

Research and Development

        Research and development expenses decreased 11% to $86.2 million in the first quarter of 2005 from $96.3 million in the same period in 2004. This decrease primarily reflects the successful completion of our phase III APEX trial for VELCADE, as well as our continued focus on resource management and allocation.

        In addition to our ongoing clinical trials of INTEGRILIN and VELCADE, we have eight drug candidates in late preclinical and clinical development. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of these eight drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN2704 is a targeting monoclonal antibody vehicle conjugated to toxin DM1	Prostate cancer	phase I/phase II
MLN518 is a small molecule Receptor Tyrosine Kinase, or RTK, that inhibits the F1t-3 Kinase	Acute myeloid leukemia	phase I/phase II
MLN8054 is a small molecule inhibitor of Aurora kinases	Solid tumor cancers	preclinical
Cardiovascular Diseases
MLN2222 is a recombinant protein that is designed to block complement at both the C3 and C5 convertases	Reperfusion injury in patients undergoing cardiac surgeries	phase I
Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Rheumatoid arthritis Multiple sclerosis Secondary atherosclerosis Scleroderma	phase II preclinical with phase IIa planned preclinical with phase IIa planned preclinical with phase IIa planned
MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned
MLN02 is a humanized monoclonal antibody directed against the a4ß7 receptor	Crohn's disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN3701is a small molecule CCR1 inhibitor backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	preclinical

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

        We budget and monitor our research and development costs by type or category, rather than by project on a comprehensive or fully allocated basis. Significant categories of costs include personnel, clinical, third party research and development services and laboratory supplies. In addition, a significant portion of our research and development expense is not tracked by project as it benefits multiple projects or our technology platform. Consequently, fully loaded research and development cost summaries by project are not available.

        Given the uncertainties related to development, we are currently unable to reliably estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our major research and development projects until a product candidate becomes a profitable commercial product.

Selling, General and Administrative

        Selling, general and administrative expenses increased 15% to $51.6 million in the first quarter of 2005 from $44.8 million in the same period in 2004. The increase is primarily from increased sales and marketing spend associated with the preparation for the launch of VELCADE® (bortezomib) for Injection in its new indication and the INTEGRILIN® (eptifibatide) Injection brand initiative launched at the Academy of Clinical Cardiology Annual Scientific Sessions.

Restructuring

        We recorded restructuring charges of $1.1 million in the first quarter of 2005 compared to charges of $11.6 million in the same period in 2004. The charges in both periods primarily relate to the recognition of the estimated remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy.

        We anticipate total restructuring charges during 2005 of between approximately $5.0 million and $20.0 million relating to potential adjustments to our original estimates of the remaining rental obligations for facilities we vacated based upon our ability to secure subtenants in the time and manner included in our original estimates.

Amortization of Intangibles

        Amortization of intangible assets was $8.5 million in the first quarter of 2005 compared to $8.4 million in the same period in 2004. Amortization in both periods relates to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $35.0 million for each of the next five years.

Investment Income

        Investment income decreased 30% to $4.4 million in the first quarter of 2005 from $6.4 million in the same period in 2004. The decrease is a result of lower average balance of invested funds and less favorable market conditions resulting in lower yields.

Interest Expense

        Interest expense decreased 4% to $2.6 million in the first quarter of 2005 from $2.7 million in the same period in 2004.

Gain on Sale of Equity Interest in Joint Venture

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of Campath® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the second quarters of 2003 and 2002, we recorded additional gains of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of Campath. During the first quarter of 2004, we recorded the final $40.0 million gain related to our sale of this equity interest based upon the achievement of predetermined 2004 sales targets of Campath. We will be entitled to additional payments from ILEX if sales of Campath in the United States after 2004 exceed specified annual thresholds. However, we currently do not expect that these thresholds will be achieved and therefore, we are unlikely to receive any future additional payments related to Campath.

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

        As of March 31, 2005 we had $576.0 million in cash, cash equivalents and marketable securities. This excludes $9.1 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of March 31, 2005, which primarily serve as collateral for letters of credit securing leased facilities.

	March 31, 2005	December 31, 2004
	(in thousands)
Cash, cash equivalents and marketable securities	$576,021	$700,407
Working capital	632,853	660,751
	Three Months Ended
	March 31, 2005	March 31, 2004
Cash provided by (used in):
Operating activities	(110,207)	(84,820)
Investing activities	111,330	20,962
Financing activities	(1,769)	9,661
Capital expenditures (included in investing activities above)	(4,312)	(6,723)

Cash Flows

        The principal use of cash in operating activities in both 2005 and 2004 was to fund our net loss. In January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

        Investing activities provided cash of $111.3 million in 2005 and $21.0 million in 2004. The principal source of funds during both 2005 and 2004 was from the proceeds from sales and maturities of marketable securities.

        We used $1.8 million of cash in financing activities in 2005 primarily to make principal payments on our capital leases. Financing activities provided cash of $9.7 million in 2004. The principal source was from the sales of common stock to our employees.

        We believe that our existing cash and cash equivalents and the anticipated cash payments from our product sales, co-promotion revenue and current strategic alliances will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        There have been no significant changes, other than noted above, to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2004.

        As of March 31, 2005, we did not have any financing arrangements that were not reflected in our balance sheet.

Subsequent Event

        In April 2005, we recorded a realized gain of approximately $10.5 million upon the sale of our cost method investment in TransForm Pharmaceuticals, Inc. ("TransForm"). We expect to record an additional realized gain of approximately $2.8 million in the second half of 2006 upon the final settlement of the escrowed portion of the sale proceeds. TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

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

Regulatory Risks

Our business may be harmed if we do not obtain approval to market VELCADE® (bortezomib) for Injection for additional therapeutic uses.

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

        In some cases, we may experience challenges to the extension of exclusivity of our marketing approval. For example, with respect to INTEGRILIN, regulatory authorities in Luxembourg instituted a claim to reduce the effective term of supplemental protection certificates for INTEGRILIN in the European Community from 2014 to 2012. That claim was denied by the court of first instance in Europe. That denial was appealed to the European Court of Justice. In April 2005 the European Court of Justice decided against us and the term of the supplemental protection certificates covering INTEGRILIN can now be shortened to 2012 in any particular European Community Member State in which a subsequent action requesting enforcement of the appellate decision was filed and decided against us. Shortening of such term could allow earlier generic competition in any such Member State.

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

  •
  physicians reduce prescribing INTEGRILIN for its current indications or fail to use INTEGRILIN earlier in treatment and in the PCI setting;

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

        With respect to VELCADE, we face competition from Celgene Corporation's Thalomid® (thalidomide) and its derivatives, a treatment approved for complications associated with leprosy which is increasingly used for multiple myeloma based on data published in peer-reviewed publications. Celgene has filed an sNDA for Thalomid for the treatment of multiple myeloma that was accepted by the FDA for review. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE that are in late-stage clinical development for the treatment of multiple myeloma including Celgene's Revlimid®. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

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

        Additionally, we and our commercial collaborators make provisions at the time of sale of both VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection for all discounts, rebates and estimated sales allowances based on historical experience updated for changes in facts and circumstances, as appropriate. To the extent these allowances are incorrect, we may need to adjust our estimates, which could have a material impact on the timing and actual revenue we are able to recognize from these sales.

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

Because of the high demand for talented personnel within our industry, we could experience delays and/or incur substantial costs to recruit employees necessary for our success and growth.

        Because competition for talented employees within our industry is fierce, we may not be successful in hiring, retaining or promptly replacing key management, sales, marketing and technical personnel. Any failure to expediently fill our needs for key personnel could have a material adverse effect on our business.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

        We have incurred net losses $36.4 million and $40.6 million for the three months ended March 31, 2005 and 2004, respectively, net losses of $252.3 million for the year ended December 31, 2004, net losses of $483.7 million for the year ended December 31, 2003 and net losses of $590.2 million for the year ended December 31, 2002. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        At March 31, 2005, we had approximately $105.5 million of outstanding convertible debt and $87.8 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $11.2 million over the next three years.

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

        We expect to seek approval of an alternate process technology and to enhance the availability of manufacturing capabilities for INTEGRILIN. We cannot quantify the time or expense that may ultimately be required to obtain approval for an alternate process technology, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any new process technology successfully.

        In order to mitigate the risk of supply interruption, our manufacturing plans and commercialization strategy for INTEGRILIN include the addition of extra capacity for the manufacture of INTEGRILIN as described above. We are currently engaged in finalizing third-party manufacturing arrangements on commercially reasonable terms. We may not be able to do so, and, even if such arrangements are established, if demand for INTEGRILIN does not meet our forecasts, the manufacturing cost could become more expensive on a per unit basis.

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

        The trading price of our common stock has been quite volatile, and may be volatile in the future. During 2004, our common stock traded as high as $19.87 per share and as low as $9.88 per share. Factors such as announcements of our or our competitors' operating results, data from our competitors' clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations could have a significant impact on the future trading prices of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $9.1 million decrease in the fair value of our investments as of March 31, 2005. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of March 31, 2005, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of March 31, 2005.

        As of March 31, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

  (a)
  Exhibits

        The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: May 5, 2005	/s/ MARSHA H. FANUCCI Marsha H. Fanucci Senior Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Statement Pursuant to 18 U.S.C. §1350
32.2	Statement Pursuant to 18 U.S.C. §1350