Form 10-Q
period 2005-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2005-08-08
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Yes |X| No |_|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on August 5, 2005: 308,605,963

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

The following Millennium trademarks are used in this Quarterly Report on Form 10-Q:Millennium®, the Millennium “M” logo and design (registered), Millennium Pharmaceuticals™, VELCADE® (bortezomib) for Injection, and INTEGRILIN® (eptifibatide) Injection. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries. Campath® is a registered trademark of ILEX Pharmaceuticals, L.P., ReoPro® (abciximab) is a trademark of Eli Lilly & Company, Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc., Thalomid® (thalidomide) and Revlimid® are trademarks of Celgene Corporation and Angiomax® (bivalirudin) is a trademark of The Medicines Company. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$19,908	$14,436
Marketable securities	569,718	685,971
Accounts receivable, net of allowances	84,848	87,874
Inventory	93,332	97,274
Prepaid expenses and other current assets	19,653	16,057

Total current assets	787,459	901,612
Property and equipment, net	203,387	220,115
Restricted cash	9,140	10,316
Other assets	14,164	15,325
Goodwill	1,209,561	1,208,328
Developed technology, net	322,067	338,798
Intangible assets, net	62,268	62,537

Total assets	$2,608,046	$2,757,031

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,164	$36,470
Accrued expenses	82,126	89,125
Advance from Schering	—	49,250
Current portion of restructuring	25,648	34,242
Current portion of deferred revenue	42,725	21,294
Current portion of capital lease obligations	6,413	10,480
Current portion of long term debt	5,890	—

Total current liabilities	183,966	240,861
Other long term liabilities	—	5,778
Restructuring, net of current portion	32,923	39,794
Deferred revenue, net of current portion	11,029	11,691
Capital lease obligations, net of current portion	77,618	80,452
Long term debt	99,571	105,461

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 308,003 shares at June 30, 2005 and 306,399 shares at December 31, 2004 issued and outstanding	308	306
Additional paid-in capital	4,559,109	4,547,430
Accumulated other comprehensive loss	(7,164)	(5,953)
Accumulated deficit	(2,349,314)	(2,268,789)

Total stockholders' equity	2,202,939	2,272,994

Total liabilities and stockholders' equity	$2,608,046	$2,757,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(in thousands, except per share amounts)

Revenues:
Net product sales	$43,892	$34,972	$88,687	$64,620
Co-promotion revenue	47,661	48,651	90,487	96,477
Revenue under strategic alliances	19,092	61,697	55,182	76,788

Total revenues	110,645	145,320	234,356	237,885

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	16,680	18,061	31,261	33,832
Research and development	86,939	104,382	173,093	200,660
Selling, general and administrative	52,060	46,768	103,697	91,597
Restructuring	2,999	25,191	4,106	36,784
Amortization of intangibles	8,500	8,378	17,000	16,756

Total costs and expenses	167,178	202,780	329,157	379,629

Loss from operations	(56,533)	(57,460)	(94,801)	(141,744)

Other income (expense):
Investment income, net	14,737	6,147	19,179	12,535
Interest expense	(2,315)	(2,596)	(4,903)	(5,287)
Gain on sale of equity interest in joint venture	—	—	—	40,000

Net loss	$(44,111)	$(53,909)	$(80,525)	$(94,496)

Amounts per common share:
Net loss, basic and diluted	$(0.14)	$(0.18)	$(0.26)	$(0.31)

Weighted average shares, basic and diluted	307,570	304,714	307,082	304,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2005	2004
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(80,525)	$(94,496)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	39,883	46,109
Restructuring charges	—	202
Amortization of deferred financing cost	226	244
Realized (gain) loss on marketable securities, net	1,521	(920)
Realized gain on sale of investment in TransForm Pharmaceuticals	(10,465)	—
Stock compensation expense	2,690	3,533
Changes in operating assets and liabilities:
Accounts receivable	3,025	(45,861)
Inventory	3,942	8,173
Prepaid expenses and other current assets	(95)	5,962
Restricted cash and other assets	(3,523)	683
Accounts payable and accrued expenses	(38,801)	8,526
Advance from Schering	(49,250)	—
Deferred revenue	20,769	(14,554)

Net cash used in operating activities	(110,603)	(82,399)

Cash Flows from Investing Activities:
Investments in marketable securities	(141,974)	(227,393)
Proceeds from sales and maturities of marketable securities	256,537	269,800
Proceeds from sale of investment in TransForm Pharmaceuticals	10,585	—
Purchases of property and equipment	(6,430)	(23,532)
Other investing activities	(4,507)	4,186

Net cash provided by investing activities	114,211	23,061

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	8,625	19,322
Principal payments on capital leases	(6,901)	(7,980)

Net cash provided by financing activities	1,724	11,342

Increase (decrease) in cash and cash equivalents	5,332	(47,996)
Equity adjustment from foreign currency translation	140	(326)
Cash and cash equivalents, beginning of period	14,436	55,847

Cash and cash equivalents, end of period	$19,908	$7,525

Supplemental Cash Flow Information:
Cash paid for interest	$4,942	$4,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2005.

        The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2004, have been derived from audited financial statements.

2.     Summary of Significant Accounting Policies

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at the lower of cost or market unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. These investments are included in other long term assets at June 30, 2005 and December 31, 2004.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2005 and December 31, 2004 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended June 30, 2004, the Company recorded realized gains on marketable securities of $0.6 million. The Company did not record realized gains on marketable securities during the three months ended June 30, 2005. During the three months ended June 30, 2005 and 2004, the Company recorded realized losses on marketable securities and other investments of $0.8 million and $0.1 million, respectively. During the six months ended June 30, 2005 and 2004, the Company recorded realized gains on marketable securities of $0.1 million and $1.3 million, respectively, and realized losses on marketable securities and other investments of $1.6 million and $0.4 million, respectively.

        During the three months ended June 30, 2005, the Company recorded a realized gain of approximately $10.5 million from the sale of its cost method investment in TransForm Pharmaceuticals, Inc. (“TransForm”). The Company expects to record an additional realized gain of up to approximately $2.8 million in the second half of 2006 upon the final settlement of the escrowed portion of the sale proceeds. TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

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

        The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company’s co-promotion revenue is related to sales and development of INTEGRILIN® (eptifibatide) Injection. The remainder of the Company’s total revenue is related to its strategic alliances.

        Strategic alliance revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”), a member of the Johnson & Johnson family of companies, including milestones, distribution fees on sales outside of the United States and reimbursement, accounted for approximately eight percent and 39 percent of total revenues for the three months ended June 30, 2005 and 2004, respectively, and 15 percent and 28 percent of total revenues for the six months ended June 30, 2005 and 2004, respectively. There were no other significant customers under strategic alliances in the three and six months ended June 30, 2005 and 2004, respectively.

Information Concerning Market and Source of Supply Concentration

        INTEGRILIN has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and Schering-Plough Ltd. and Schering Corporation (collectively “SGP”) have co-promoted INTEGRILIN in the United States and shared any profits and losses since 2002. In July 2005, the Company and SGP agreed to restructure their relationship as discussed in Note 6. In the European Union, GlaxoSmithKline plc (“GSK”) exclusively markets INTEGRILIN. In addition, SGP sells INTEGRILIN in specified other areas outside of the United States and the European Union and SGP pays the Company royalties based on these sales of INTEGRILIN.

        The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has two manufacturers that provide eptifibatide, the active pharmaceutical ingredient necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme (“Solvay”), one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of the active pharmaceutical ingredient. The Company plans to submit its own alternative process technology for the production of eptifibatide for approval in the United States, Europe and other countries, as required. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. The Company has one manufacturer that currently performs fill/finish services for INTEGRILIN. The Company is qualifying a second fill/finish supplier and has identified an alternative packaging supplier to serve as future sources of supply for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of our marketed products. Some materials in process at these alternative suppliers are included in inventory.

        VELCADE has received approvals in the United States, the countries of the European Union and a number of other countries for the treatment of certain multiple myeloma patients. The Company sells VELCADE in the United States through its oncology-specific sales force and Ortho Biotech and its affiliates sell VELCADE outside the United States in countries where approvals have been received.

        The Company also relies on third-party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. The Company has established long-term supply relationships for the production of commercial supplies of VELCADE. The Company currently works with one manufacturer to complete fill/finish for VELCADE and the Company is qualifying a second fill/finish supplier.

        During 2004, the Company began distributing VELCADE in the United States through a sole-source distribution model where the Company sells directly to a third party, which in turn distributes to the wholesaler base.

Inventory

        Inventory consists of currently marketed products and from time to time, product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization. The Company assesses the

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At June 30, 2005 and December 31, 2004, inventory does not include amounts for products that have not been approved for sale.

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$53,629	$73,214
Work in process	11,666	8,507
Finished goods	28,037	15,553

	$93,332	$97,274

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

        Intangible assets consist of the following (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(112,933)	$435,000	$(96,202)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(13,792)	20,060	(16,523)

Total amortizable intangible assets	35,772	(32,504)	38,772	(35,235)
Total indefinite-lived trademark	59,000	—	59,000	—

Total intangible assets	$94,772	$(32,504)	$97,772	$(35,235)

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. (“COR”) for an aggregate purchase price of $1.8 billion primarily consisting of 55.1 million shares of Millennium common stock. The transaction was recorded as a purchase for accounting purposes. The purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

        Amortization expense for the three months ended June 30, 2005 and 2004 was approximately $8.5 million and $8.4 million, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was approximately $17.0 million and $16.8 million, respectively. During the three months ended June 30, 2005, the Company retired intangible assets of approximately $3.0 million that had been fully amortized.

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

        On October 1, 2004, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.

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

Co-promotion revenue

        Co-promotion revenue includes the Company’s share of profits from the sale of INTEGRILIN® (eptifibatide) Injection in co-promotion territories by SGP. Also included in co-promotion revenue are reimbursements from SGP of the Company’s manufacturing-related costs, development costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory other than Europe. The Company recognizes revenue when SGP ships INTEGRILIN to wholesalers and records it net of allowances, if any. The Company defers specified manufacturing-related expenses until the time SGP ships related product to its customers inside and outside of co-promotion territories and outside of Europe. Advance from SGP on the balance sheet includes cash advances from SGP to the Company for the Company’s prepayments to its manufacturers of INTEGRILIN and was paid to SGP in the first quarter of 2005.

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

        Nonrefundable upfront licensing fees and guaranteed, time-based payments that require continuing involvement in the form of research and development, manufacturing or other commercialization efforts by the Company are recognized as revenue:

•	ratably over the development period if development risk is significant;

•	ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated; or

•	based upon the level of research services performed during the period of the research contract.

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

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended June 30, 2005 and 2004, advertising and promotional expenses were $10.5 million and $10.3 million, respectively. During the six months ended June 30, 2005 and 2004, advertising and promotional expenses were $22.1million and $18.8 million, respectively.

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

Comprehensive Loss

        Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(44,111)	$(53,909)	$(80,525)	$(94,496)
Unrealized gain (loss) on marketable securities	3,307	(14,797)	(1,351)	(10,548)
Cumulative translation adjustments	61	(14)	140	(326)

Comprehensive loss	$(40,743)	$(68,720)	$(81,736)	$(105,370)

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2005	December 31, 2004
Unrealized loss on marketable securities	$(6,724)	$(5,373)
Cumulative translation adjustments	(440)	(580)

Accumulated other comprehensive loss	$(7,164)	$(5,953)

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation

        The Company follows the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” (“SFAS No. 148”). Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

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

        The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(44,111)	$(53,909)	$(80,525)	$(94,496)
Add: Stock-based compensation as reported in the Statement of Operations	—	174	—	271
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(17,601)	(18,070)	(34,010)	(34,123)

Pro forma net loss	$(61,712)	$(71,805)	$(114,535)	$(128,348)

Amounts per common share:
Basic and diluted - as reported	$(0.14)	$(0.18)	$(0.26)	$(0.31)
Basic and diluted - pro forma	$(0.20)	$(0.24)	$(0.37)	$(0.42)

        The weighted-average per share fair value of options granted during the three months ended June 30, 2005 and 2004 was $4.89 and $6.17, respectively, and during the six months ended June 30, 2005 and 2004 was $4.73 and $11.34, respectively.

        The fair value of stock options and common stock issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options				Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (years)	5.4	5.5	5.3	5.5	0.5	0.5	0.5	0.5
Interest rate	3.73%	3.01%	4.09%	2.68%	3.65%	2.13%	3.46%	2.13%
Volatility	.60	.81	.60	.82	.60	.82	.60	.82

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective inputs assumptions can materially affect the fair value estimate.

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

Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”). SFAS No. 123R requires companies to calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005, or January 1, 2006.

        SFAS No. 123R provides two alternatives for adoption:

•	a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of the statement as well as for the unvested portion of awards outstanding as of the effective date; and

•	a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for pro forma disclosure.

        The Company plans to adopt SFAS No. 123R using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The Company cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on market price, assumptions used and levels of share-based payments granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 above.

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

        The Company has recorded additional restructuring charges in the first and second quarters of 2005. The Company expects to record additional restructuring charges associated with the Company’s 2003 restructuring efforts during the third

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

quarter of 2005. These charges will reflect adjustments to the Company’s original estimates of the remaining rental obligations for facilities it vacated based upon its ability to secure subtenants in the time and manner included in its original estimates.

        Beginning in the third quarter of 2005, the Company also expects to record restructuring charges related to the transfer of the INTEGRILIN® (eptifibatide) Injection development and commercialization rights to SGP as discussed in Note 6.

        These costs are included in restructuring in the statements of operations and current portion of restructuring and restructuring, net of current portion on the balance sheet at June 30, 2005. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2004	Charges	Payments	Other	Balance at June 30, 2005
Termination benefits	$728	$—	$(484)	$(244)	$—
Facilities	67,956	4,100	(13,837)	—	58,219
Contract termination	5,352	6	(5,006)	—	352

Total	$74,036	$4,106	$(19,327)	$(244)	$58,571

        The projected timing of payments of the remaining restructuring liabilities at June 30, 2005 is approximately $25.6 million due through June 30, 2006 and $32.9 million thereafter through 2022.

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

Product Alliances

        During the six months ended June 30, 2005, the Company recognized $20.0 million of milestone payments under its alliance with Ortho Biotech relating to VELCADE® (bortezomib) for Injection and the achievement of agreed-upon sales levels of VELCADE.

        In January 2005, the transition of the INTEGRILIN® (eptifibatide) Injection marketing authorization for the European Union from SGP to GSK was completed and GSK began selling INTEGRILIN in the countries of the European Union. During the three and six months ended June 30, 2005, the Company recognized approximately $5.4 million and $7.9 million, respectively, of strategic alliance revenue related to the payment of approximately $19.9 million from GSK. The remaining amount will be recognized ratably through December 2005.

5.     Convertible Debt

        The Company had the following convertible notes outstanding at June 30, 2005:

•	$16.3 million of principal of 5.0% convertible subordinated notes due March 1, 2007, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”);

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

•	$5.9 million of principal of 4.5% convertible senior notes due June 15, 2006, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”), included in current portion of long term debt at June 30, 2005; and

•	$83.3 million of principal of 5.5% convertible subordinated notes due January 15, 2007, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $42.07 per share (the “5.5% notes”).

          Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.0% notes on March 1 and September 1 of each year, of the 4.5% notes on June 15 and December 15 of each year and of the 5.5% notes on January 15 and July 15 of each year. All required interest payments to date have been made.

6.      Subsequent Events

        In July 2005, the Company and SGP announced an agreement to restructure their collaboration for INTEGRILIN® (eptifibatide) Injection. Under the new relationship, SGP will acquire exclusive development and commercialization rights to INTEGRILIN in the United States. In exchange for these rights, SGP will pay the Company approximately $35.5 million in a nonrefundable upfront payment and future royalties, including minimum royalties of approximately $85.4 million in each of 2006 and 2007, subject to adjustment in certain circumstances, over the life of the INTEGRILIN product in the United States. Upon closing, the Company will no longer record co-promotion revenue in the statement of operations. In addition, SGP will pay the Company approximately $45.0 million to $50.0 million, subject to adjustment at closing, for the purchase of existing INTEGRILIN inventory and SGP will assume development obligations relating to the product. The Company will continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories.

        The agreement is subject to federal antitrust review under the Hart-Scott-Rodino Act and is expected to become effective September 1, 2005.

        In July 2005, the Company and Aventis Pharmaceuticals, Inc. amended their Collaboration and License Agreement dated June 22, 2000, as previously amended to extend the research program term of the agreement for certain limited portions of the research program from July 21, 2005, until the earlier of the parties’ entry into a definitive agreement further extending the research program or October 31, 2005.

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

Overview

        We are a leading biopharmaceutical company focused on discovering, developing and commercializing breakthrough products in the areas of cancer, cardiovascular disease and inflammatory disease. We currently market two leading products, one for cancer and one for cardiovascular disease. We also have other potential therapeutic products in various stages of clinical and preclinical development in all three of our therapeutic areas of disease focus.

        On July 22, 2005, we entered into an agreement with Schering Corporation and Schering-Plough Ltd., together referred to as SGP, to amend our collaboration agreement between SGP and us dated April 10, 1995, as amended, and to restructure our collaboration for the cardiovascular drug INTEGRILIN® (eptifibatide) Injection.

        Under the restructured relationship, SGP will obtain exclusive U.S. development and commercialization rights for INTEGRILIN products and will pay us a nonrefundable upfront payment of approximately $35.5 million. We will also receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million, subject to adjustment in certain circumstances.

        In addition, at closing, SGP will pay us approximately $45.0 million to $50.0 million, subject to adjustment, for the purchase of our existing INTEGRILIN inventory and will assume development responsibilities relating to the product. We will continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories.

        We expect the new relationship to be at least financially equivalent to the current profit share, including the expected revenues and costs savings, while allowing us to participate in the potential upside of the INTEGRILIN product. Strategically, we hope to increase the near term certainty of INTEGRILIN, while eliminating the need to further invest our resources into INTEGRILIN sales and marketing and development activities. We expect these changes will enable us to streamline and focus our resources on VELCADE and our pipeline, which are both critical to the continued success of the company.

        The transaction is subject to federal antitrust review under the Hart-Scott-Rodino Act and is expected to become effective September 1, 2005. Upon closing, we expect to record restructuring charges related to this transaction beginning in the third quarter of 2005.

        We expect to record additional restructuring charges during the third quarter of 2005 related to our 2003 restructuring efforts that consist primarily of adjustments to our original estimates of the remaining rental obligations for facilities we vacated based upon our ability to secure subtenants in the time and manner included in our original estimates.

        In addition to our two marketed products, VELCADE and INTEGRILIN, we have a number of drug candidates in development. Our business strategy is to develop and commercialize important new medicines through clinical trials and regulatory approvals and to play a significant role in the marketing and sale of many of these products. We plan to develop and commercialize many of our products on our own, but will also seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us.

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

        In March 2005, we received approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE® (bortezomib) for Injection for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second line, based on our completed phase III APEX clinical trial. This regulatory decision marks the full approval of the drug and increases the approved market potential of the drug.

        The European Commission granted Marketing Authorization for VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy in Europe in April 2004. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. VELCADE has also been approved in a number of other countries, including Canada, Switzerland, Argentina, Israel, Bulgaria, Slovenia, South Korea and Mexico, bringing the total number of approved countries to more than 50.

        In April 2005, our collaborator, Ortho Biotech Products, L.P., a member of the Johnson & Johnson family of companies, or Ortho Biotech, received approval from the European Commission for VELCADE as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation.

        The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin’s lymphoma, in November 2004. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document.

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

INTEGRILIN® (eptifibatide) Injection

        We currently co-promote INTEGRILIN in the United States in collaboration with SGP, and share profits and losses. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us. SGP markets INTEGRILIN in specified other areas outside of the United States and the European Union.

SGP Collaboration

        In April 1995, COR Therapeutics, Inc., or COR, entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. We acquired COR in February 2002.

        Under our current collaboration agreement with SGP, we generally share any profits or losses from the United States with SGP based on the amount of promotional efforts that each party contributes. Since the United States launch of INTEGRILIN in June 1998, we have agreed to share promotional efforts in the United States equally with SGP, except for costs associated with marketing programs specific to us. We have granted SGP an exclusive license to market INTEGRILIN outside of the United States and the European Union, and SGP pays royalties to us based on sales outside of the United States and the European Union. As noted previously, we amended this collaboration agreement with SGP on July 22, 2005.

GSK License Agreement

        In June 2004, we reacquired the rights to market INTEGRILIN® (eptifibatide) Injection in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorizations for the European Union from SGP to GSK was completed, and GSK began selling INTEGRILIN in the countries of the European Union. GSK also markets INTEGRILIN in other European countries where it has received approval of the transfer from SGP to GSK of the relevant marketing authorizations. Our commercialization alliance with GSK is designed to provide significant sales and marketing support from GSK to address market opportunities for INTEGRILIN in Europe. Under the terms of the agreement, we are entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe subject to the achievement of specified objectives.

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

        We recognize revenue from the sales of VELCADE® (bortezomib) for Injection in the United States when delivery has occurred and title has transferred to the wholesalers. We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to significantly stock inventory due to the expensive nature of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third-party market research data. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source distribution model. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have and may, from time to time, reduce our product returns estimate. Doing so would result in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Accruals for rebates, chargebacks, and other discounts are immaterial as a result of the recent introduction of VELCADE® (bortezomib) for Injection and the current lack of competitive product available.

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

        We recognize nonrefundable upfront licensing fees and guaranteed, time-based payments that require continuing involvement in the form of research and development, manufacturing or other commercialization efforts by us as strategic alliance revenue:

•	ratably over the development period if development risk is significant;

•	ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated; or

•	based upon the level of research services performed during the period of the research contract.

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

Inventory

        Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At June 30, 2005 and December 31, 2004, inventory does not include amounts for products that have not been approved for sale. Inventories primarily represent raw materials used in production, work in process and finished goods inventory on hand, valued at cost. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

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

Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R. SFAS No. 123R requires companies to calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005, or January 1, 2006.

        SFAS No. 123R provides two alternatives for adoption:

•	a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of the statement as well as for the unvested portion of awards outstanding as of the effective date; and

•	a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for pro forma disclosure.

        We plan to adopt SFAS No. 123R using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We cannot accurately estimate at this time the impact of adopting SFAS No. 123R as it will depend on our market price, our assumptions used and levels of share-based payments granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our condensed consolidated financial statements.

Results of Operations

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change 2005/2004	2005	2004	Percentage Change 2005/2004
(in thousands)

Revenues:
Net product sales	$43,892	$34,972	26%	$88,687	$64,620	37%
Co-promotion revenue	47,661	48,651	(2)%	90,487	96,477	(6)%
Revenue under strategic alliances	19,092	61,697	(69)%	55,182	76,788	(28)%

Total revenues	$110,645	$145,320	(24)%	$234,356	$237,885	(1)%

        Total revenues decreased 24% to $110.6 million during the three months ended June 30, 2005, or the 2005 Three Month Period, and 1% to $234.4 million during the six months ended June 30, 2005, or the 2005 Six Month Period, from the comparable periods in 2004. The decreases are primarily due to revenue recognized upon the achievement of milestones, offset by increased net product sales of VELCADE® (bortezomib) for Injection.

        In May 2003 we received FDA approval to market VELCADE and began shipping to wholesalers. Net product sales of VELCADE increased 26% to $43.9 million in the 2005 Three Month Period and 37% in the 2005 Six Month Period from the comparable periods in 2004. Reserves for product returns, chargebacks and discounts represent approximately 5.0% to 6.0% of gross product sales for all periods presented. Product sales from VELCADE represent approximately 40% of our total revenues in the 2005 Three Month Period and 38% of total revenue in the 2005 Six Month Period.

        Co-promotion revenue, based on sales of INTEGRILIN® (eptifibatide) Injection, decreased 2% in the 2005 Three Month Period and 6% in the 2005 Six Month Period from the comparable periods in 2004. These decreases are primarily due to lower net reimbursement from SGP under our collaboration agreement, offset by increased product sales in the United States. Sales of INTEGRILIN in the co-promotion and SGP territories in the 2005 Three Month Period, as provided to us by SGP, were $82.4 million, a 6% increase over sales for the comparable period in 2004. Co-promotion revenue represents approximately 43% of our total revenues in the 2005 Three Month Period and 39% of total revenue in the 2005 Six Month Period.

        Revenue under strategic alliances decreased 69% to $19.1 million during the 2005 Three Month Period, and 28% to $55.2 million in the 2005 Six Month Period from the comparable periods in 2004. The decreases in both periods are primarily attributable to $50.0 million of milestone payments received from Ortho Biotech relating to VELCADE approval in the European Union and the achievement of agreed-upon sales levels of VELCADE in the three months ended June 30, 2004, partially offset in the 2005 Six Month Period from the recognition of milestone payments of approximately $20.0 million in the first quarter of 2005 as a result of the achievement of specified sales levels of VELCADE outside of the United States and worldwide.

        We expect revenue under strategic alliances to fluctuate depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with major pharmaceutical companies.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentge Change 2005/2004	2005	2004	Percentge Change 2005/2004

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	$16,680	$18,061	(8)%	$31,261	$33,832	(8)%
Research and development	86,939	104,382	(17)%	173,093	200,660	(14)%
Selling, general and administrative	52,060	46,768	11%	103,697	91,597	13%
Restructuring	2,999	25,191	(88)%	4,106	36,784	(89)%
Amortization of intangibles	8,500	8,378	1%	17,000	16,756	1%

Total costs and expenses	$167,178	$202,780	(18)%	$329,157	$379,629	(13)%

Cost of Sales

        Cost of sales decreased 8% in each of the 2005 Three and Six Month Periods from the comparable periods in 2004. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE® (bortezomib) for Injection and INTEGRILIN® (eptifibatide) Injection. The decrease in both periods is primarily attributable to the mix of product sales driven by proportionately higher sales of VELCADE coupled with payments made to third parties upon the achievement of certain milestones related to VELCADE in the second quarter of 2004.

Research and Development

        Research and development expenses decreased 17% in the 2005 Three Month Period and 14% in the 2005 Six Month Period from the comparable periods in 2004. The decreases reflect the financial benefits of our 2003 restructuring efforts, including site closings in Cambridge, MA and San Francisco, CA as well as our continued focus on resource management and allocation.

        In addition to our ongoing clinical trials of INTEGRILIN and VELCADE, we have a number of drug candidates in late preclinical and clinical development. In August 2005, we decided not to move forward at this time with the development of MLN2222, a recombinant protein designed to block C3 and C5 convertases for reperfusion injury in coronary artery bypass graft surgery in phase I clinical development. This decision was the result of our ongoing portfolio review process during which we opted to focus our resources in higher priority areas within our current strategic focus. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of these drug candidates.

Product Description	Disease Indication	Current Trial Status

Cancer
MLN2704 is a targeting monoclonal antibody vehicle conjugated to toxin DM1	Prostate cancer	phase I/phase II

MLN518 is a small molecule Receptor Tyrosine Kinase, or RTK, that inhibits F1t-3 and PDGFR	Acute myeloid leukemia	phase I/phase II

MLN8054 is a small molecule inhibitor of Aurora kinases	Solid tumor cancers	preclinical

Inflammatory/Cardiovascular Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Rheumatoid arthritis Multiple sclerosis Secondary atherosclerosis Scleroderma	phase IIa phase IIa preclinical with phase IIa planned preclinical with phase IIa planned

MLN3897 is a small molecule CCRI inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned

MLN02 is a humanized monoclonal antibody directed against the alpha4ß7 receptor	Crohn's disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data

MLN3701 is a small molecule CCR1 inhibitor backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	preclinical

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

        We budget and monitor our research and development costs by type or category, rather than by project on a comprehensive or fully allocated basis. Significant categories of costs include personnel, clinical, third party research and development services and laboratory supplies. In addition, a significant portion of our research and development expense is not tracked by project as it benefits multiple projects or our technology platform. Consequently, fully costed research and development cost summaries by project are not available.

        Given the uncertainties related to development, we are currently unable to reliably estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our major research and development projects until a product candidate becomes a profitable commercial product.

Selling, General and Administrative

        Selling, general and administrative expenses increased 11% in the 2005 Three Month Period and 13% in the 2005 Six Month Period from the comparable periods in 2004. These increases are primarily the result of our continued investment to improve our commercial productivity and growth prospects, including increased sales and marketing spend associated with the launch of VELCADE® (bortezomib) for Injection in its new indication.

Restructuring

        In December 2002 and June 2003, we took steps to focus our resources on drug development and commercialization. Our restructuring plan included consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects. We have recorded restructuring charges of $3.0 million in the 2005 Three Month Period and $4.1 million in the 2005 Six Month Period. These charges consist primarily of adjustments to our original estimates of the remaining rental obligations for facilities we vacated based upon our ability to secure subtenants in the time and manner included in our original estimates. We expect to record additional adjustments in the third quarter of 2005 and beyond, to our original estimates based upon changes in our estimates due to the timing and manner in which we secure subtenants.

        Also beginning in the third quarter of 2005, we expect to record restructuring charges related to transfer of the INTEGRILIN® (eptifibatide) Injection development and commercialization rights to SGP.

Amortization of Intangibles

        Amortization of intangible assets was $8.5 million in the 2005 Three Month Period and $17.0 million in the 2005 Six Month Period, relatively unchanged from the comparable periods in 2004. Amortization in 2005 and 2004 primarily relates to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $35.0 million for each of the next five years.

Other income (expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percentage Change 2005/2004	2005	2004	Percentage Change 2005/2004

Other income (expense):
Investment income, net	$14,737	$6,147	140%	$19,179	$12,535	53%
Interest expense	(2,315)	(2,596)	(11)%	(4,903)	(5,287)	(7)%
Gain on sale of equity interest in joint venture	—	—	—	—	40,000	(100)%

Investment Income

        Investment income increased 140% in the 2005 Three Month Period and 53% in the 2005 Six Month Period from the comparable periods in 2004. The increase in both periods is primarily attributable to the realized gain of approximately $10.5 million recognized upon the sale of our cost method investment in TransForm Pharmaceuticals, Inc., or TransForm. We expect to record an additional realized gain of up to approximately $2.8 million in second half of 2006 upon the final settlement of the escrowed portion of the sale proceeds. The realized gain from TransForm is partially offset by a lower average balance of invested funds and less favorable market conditions resulting in lower yields.

Interest Expense

        Interest expense decreased 11% in the 2005 Three Month Period and 7% in the 2005 Six Month Period from the comparable periods in 2004. The decrease in both periods is primarily attributable to lower outstanding capital lease obligations as a result of equipment buyouts.

Gain on Sale of Equity Interest in Joint Venture

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of Campath® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the second quarters of 2003 and 2002, we recorded additional gains of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of Campath. During the first quarter of 2004, we recorded the final $40.0 million gain related to our sale of this equity interest based upon the achievement of predetermined 2004 sales targets of Campath. We will be entitled to additional payments from ILEX’s successor Genzyme if sales of Campath in the United States after 2004 exceed specified annual thresholds. However, we currently do not expect that these thresholds will be achieved and therefore, we are unlikely to receive any future additional payments related to Campath.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic purchases of debt and equity securities from some of our alliance collaborators in accordance with our Board of Directors’ approved policies and our business needs. These investment commitments are generally in smaller companies. We have and may in the future lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We also have committed to fund development costs incurred by some of our collaborators.

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

        As of June 30, 2005 we had $589.6 million in cash, cash equivalents and marketable securities. This excludes $9.1 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of June 30, 2005, which primarily serve as collateral for letters of credit securing leased facilities.

	June 30, 2005	December 31, 2004
(in thousands)
Cash, cash equivalents and marketable securities	$589,626	$700,407
Working capital	603,493	660,751

	Six Months Ended June 30,
	2005	2004
Cash provided by (used in):
Operating activities	$(110,603)	$(82,399)
Investing activities	114,211	23,061
Financing activities	1,724	11,342
Capital expenditures (included in investing activities above)	(6,430)	(23,532)

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

        Investing activities provided cash of $114.2 million in the 2005 Six Month Period and $23.1 million in the comparable period in 2004. The principal source of funds during both the 2005 Six Month Period and in the comparable period in 2004 was from the proceeds from sales and maturities of marketable securities. In April 2005, we recorded a realized gain of approximately $10.5 million upon the sale of our cost method investment in TransForm. We expect to record an additional realized gain of up to approximately $2.8 million in second half of 2006 upon the final settlement of the escrowed portion of the sale proceeds.

        Financing activities provided cash of $1.7 million in the 2005 Six Month Period and $11.3 million in the comparable period in 2004. The principal source was from the sales of common stock to our employees. We used cash in financing activities to make principal payments on our capital leases.

        We believe that our existing cash and cash equivalents and the anticipated cash payments from our product sales, co-promotion revenue and current strategic alliances will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        There have been no significant changes, other than in January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years, to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2004.

        As of June 30, 2005, we did not have any financing arrangements that were not reflected in our balance sheet.

Subsequent Events

        On July 22, 2005, we entered into an agreement with SGP to amend our collaboration agreement between SGP and us dated April 10, 1995, as amended, and to restructure our collaboration for the cardiovascular drug INTEGRILIN® (eptifibatide) Injection.

        Under the restructured relationship, SGP will obtain exclusive U.S. development and commercialization rights and will pay us a nonrefundable upfront payment of approximately $35.5 million. We will also receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million, subject to adjustment in certain circumstances.

        In addition, at closing, SGP will pay us approximately $45.0 million to $50.0 million, subject to adjustment, for the purchase of our existing INTEGRILIN inventory and will assume development responsibilities relating to the product. We will continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories.

        The transaction is subject to federal antitrust review under the Hart-Scott-Rodino Act and is expected to become effective September 1, 2005. Upon closing, we expect to record restructuring charges related to this transaction beginning in the third quarter of 2005.

        On July 21, 2005, we and Aventis Pharmaceuticals, Inc. amended our Collaboration and License Agreement dated June 22, 2000, as previously amended to extend the research program term of the agreement for certain limited portions of the research program from July 21, 2005, until the earlier of our entry into a definitive agreement further extending the research program or October 31, 2005.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will” and similar expressions to help identify forward-looking statements.

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

        With respect to VELCADE, we face competition from Celgene Corporation’s Thalomid® (thalidomide) and its derivatives, a treatment approved for complications associated with leprosy which is increasingly used for multiple myeloma based on data published in peer-reviewed publications. Celgene has filed an sNDA for Thalomid for the treatment of multiple myeloma that was accepted by the FDA for review. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE that are in late-stage clinical development for the treatment of multiple myeloma including Celgene’s Revlimid®. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

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

         Other competitive factors that could negatively affect INTEGRILIN include:

•	expanded use of heparin replacement therapies, such as Angiomax®(bivalirudin), which is produced and sold by The Medicines Company;

•	changing treatment practices for PCI and ACS based on new technologies, including the use of drug-coated stents;

•	increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

•	inability to complete clinical trials and develop data to promote increased use of INTEGRILIN in its current indications as well as in new indications.

Sales of INTEGRILIN® (eptifibatide) Injection and possibly VELCADE® (bortezomib) for Injection in particular reporting periods may be affected by fluctuations in inventory, allowances and buying patterns.

        A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Inventory levels held by these wholesalers may fluctuate significantly from quarter to quarter. If these wholesalers build inventory levels excessively in any quarter, sales to the wholesalers in future quarters may unexpectedly decrease notwithstanding steady prescriber demand. Because SGP manages product distribution, we have limited insight into or control over forces affecting changes in distributor inventory levels. If SGP does not appropriately manage this distribution, we and SGP may not realize sales goals for the product and increased returns could reduce the revenue we recognize and adversely affect our business.

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

         We have incurred net losses $44.1 million and $53.9 million for the three months ended June 30, 2005 and 2004, respectively, net losses of $80.5 million and $94.5 million for the six months ended June 30, 2005 and 2004, respectively, net losses of $252.3 million for the year ended December 31, 2004, net losses of $483.7 million for the year ended December 31, 2003 and net losses of $590.2 million for the year ended December 31, 2002. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

         At June 30, 2005, we had approximately $105.5 million of outstanding convertible debt and $84.0 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $11.1 million over the next three years.

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

If we do not achieve the anticipated benefits of our restructuring efforts, or if the costs of this restructuring exceed anticipated levels, our business could be harmed.

        In December 2002 and June 2003, we announced a restructuring designed to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. We may not achieve the cost savings anticipated from the restructuring because such savings are difficult to predict and speculative in nature. In 2003, we recorded approximately $191.0 million related to this restructuring and in 2004, we recorded approximately $38.0 million related to this restructuring. We expect to record additional restructuring charges during 2005 of between $5.0 million and $20.0 million relating to our 2003 restructuring efforts. While we believe this estimate to be reasonable, it is possible that the actual charges will exceed this range. For example, we may not be able to lease facilities that we have closed or plan to close in connection with the restructuring as quickly or on as favorable terms as we anticipated.

        On July 22, 2005, we announced an agreement with SGP to transfer exclusive U.S. commercialization and development rights of INTEGRILIN® (eptifibatide) Injection to SGP. If this transaction is completed, we anticipate a 15% reduction in combined research and development and selling, general and administrative expenses starting in the fourth quarter of 2005. We may not achieve these expense reductions because such savings are difficult to predict and speculative in nature.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to develop and commercialize products.

        We market and sell INTEGRILIN through alliances with SGP and GSK. If we complete our transaction with SGP to transfer exclusive U.S. commercialization and development rights of INTEGRILIN to SGP, SGP will be solely responsible for the commercialization and development of INTEGRILIN outside of Europe. Outside of the United States, we commercialize VELCADE® (bortezomib) for Injection through an alliance with Ortho Biotech. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE, and currently with SGP for the ongoing development of INTEGRILIN. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

If we complete the restructuring of our INTEGRILIN® (eptifibatide) Injection collaboration with SGP, we will be substantially dependent on SGP for future revenues related to INTEGRILIN.

         Under the terms of our July 22, 2005 agreement with SGP, if the proposed transaction is completed, SGP will pay us royalties over the U.S. lifespan of INTEGRILIN based on product sales. In 2006 and 2007, minimum royalty payments for each year are set at $85.4 million, with some conditions that could reduce these minimums. If SGP’s INTEGRILIN sales after 2007 are less than expected, we will receive less royalty revenue than we expect which would have a material adverse effect on our ability to fund other parts of our business.

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

         Although we generally seek the broadest patent protection available for our proprietary compounds, we may not be able to obtain patent protection for the actual composition of any particular compound and may be limited to protecting a new method of use for the compound or otherwise restricted in our ability to prevent others from exploiting the compound. If we are unable to obtain patent protection for the actual composition of any compound that we seek to develop and commercialize and must rely on method of use patent coverage, we would likely be unable to prevent others from manufacturing or marketing that compound for any use that is not protected by our patent rights. If a third party were to receive marketing approval for the compound for another use, physicians could nevertheless prescribe it for indications that are not described in the product’s labeling or approved by the FDA or other regulatory authorities. Even if we have patent protection of the prescribed indication, as a practical matter, we would have little recourse as a result of this off-label use. In that event, our revenues from the commercialization of the compound would likely be adversely affected.

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

         We currently have a specialty cardiovascular sales force that markets INTEGRILIN® (eptifibatide) Injection with SGP in the United States. GSK exclusively markets INTEGRILIN in Europe and SGP markets INTEGRILIN in areas outside of the United States and Europe. Our success in receiving co-promotion revenue royalties and milestone payments from sales of INTEGRILIN will depend heavily on the marketing efforts of these sales forces.

        If we complete our restructured collaboration with SGP, we will no longer have a sales force for INTEGRILIN and will rely entirely on SGP to sell INTEGRILIN outside of Europe.

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

         We are currently responsible for managing all clinical and commercial production of INTEGRILIN including INTEGRILIN that SGP and GSK sell or use in clinical trials. Even if we complete our proposed transaction with SGP, we will remain responsible for managing the production of INTEGRILIN sold and used by these parties.

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

         We are seeking approval of an alternate process technology and we are engaged in efforts to enhance the availability of manufacturing capabilities for INTEGRILIN. We cannot quantify the time or expense that may ultimately be required to obtain approval for an alternate process technology, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any new process technology successfully.

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

         The trading price of our common stock has been quite volatile, and may be volatile in the future. During 2004, our common stock traded as high as $19.87 per share and as low as $9.88 per share. Factors such as announcements of our or our competitors’ operating results, data from our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations could have a significant impact on the future trading prices of our common stock.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

         We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $9.2 million decrease in the fair value of our investments as of June 30, 2005. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of June 30, 2005, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of June 30, 2005.

        As of June 30, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.        Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on May 5, 2005, our stockholders voted on two matters, as follows:

1.	The stockholders elected Mark J. Levin, A. Grant Heidrich, III and Kenneth E. Weg to serve as Class III directors for a term of three years by the following votes:

	Number of Shares
Name	For	Withheld

Mark J. Levin	224,992,257	40,014,669
A. Grant Heidrich, III	236,882,808	28,124,118
Kenneth E. Weg	238,909,008	26,097,918

The other directors whose terms of office as a director continue after the meeting are as follows: Charles J. Homcy, Raju S. Kucherlapati, Eric S. Lander and Norman Selby. Subsequent to the meeting, Deborah Dunsire and Robert F. Friel were elected as members of our Board of Directors.

2.	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 by the following votes:

For:	261,342,246
Against:	3,506,204
Abstain:	158,476

Item 6.    Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: August 8, 2005	By	/s/ MARSHA H. FANUCCI

Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter Agreement dated June 23, 2005 between the Company and Deborah Dunsire

10.2	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire

10.3	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire

10.4	Incentive Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005

10.5	Nonstatutory Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005

10.6	Description of Deferred Compensation Plan for Deborah Dunsire

10.7†	Letter Agreement dated July 21, 2005 between the Company and Aventis Pharmaceuticals Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350

† Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.