Form 10-Q
period 2005-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2005-11-08
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on November 4, 2005: 310,451,529

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

The following Millennium trademarks are used in this Quarterly Report on Form 10-Q: Millennium®, the Millennium “M” logo and design (registered), Millennium Pharmaceuticals™, VELCADE® (bortezomib) for Injection, and INTEGRILIN® (eptifibatide) Injection. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries. Campath® is a registered trademark of Genzyme Corporation or its subsidiaries, ReoPro® (abciximab) is a trademark of Eli Lilly & Company, Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc., Thalomid® (thalidomide) and Revlimid® are trademarks of Celgene Corporation and Angiomax® (bivalirudin) is a trademark of The Medicines Company. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$60,412	$14,436
Marketable securities	594,742	685,971
Accounts receivable, net of allowances	78,372	87,874
Inventory	16,936	97,274
Prepaid expenses and other current assets	17,496	16,057

Total current assets	767,958	901,612
Property and equipment, net	194,447	220,115
Restricted cash	9,641	10,316
Other assets	14,395	15,325
Goodwill	1,210,218	1,208,328
Developed technology, net	313,702	338,798
Intangible assets, net	62,134	62,537

Total assets	$2,572,495	$2,757,031

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,275	$36,470
Accrued expenses	68,077	89,125
Advance from Schering-Plough	—	49,250
Current portion of restructuring	32,674	34,242
Current portion of deferred revenue	35,571	21,294
Current portion of capital lease obligations	5,460	10,480
Current portion of long term debt	5,890	—

Total current liabilities	162,947	240,861
Other long term liabilities	15	5,778
Restructuring, net of current portion	74,673	39,794
Deferred revenue, net of current portion	21,909	11,691
Capital lease obligations, net of current portion	76,521	80,452
Long term debt, net of current portion	99,571	105,461

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 310,051 shares at September 30, 2005 and 306,399 shares at December 31, 2004 issued and outstanding	310	306
Additional paid-in capital	4,573,862	4,547,430
Deferred compensation	(4,518)	—
Accumulated other comprehensive loss	(9,676)	(5,953)
Accumulated deficit	(2,423,119)	(2,268,789)

Total stockholders' equity	2,136,859	2,272,994

Total liabilities and stockholders' equity	$2,572,495	$2,757,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(in thousands, except per share amounts)

Revenues:
Net product sales	$50,942	$37,668	$139,629	$102,288
Co-promotion revenue	33,037	62,557	123,524	159,034
Revenue under strategic alliances	105,186	9,749	160,368	86,537
Royalties	12,514	—	12,514	—

Total revenues	201,679	109,974	436,035	347,859

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	89,020	18,630	120,281	52,462
Research and development	80,632	98,961	253,725	299,621
Selling, general and administrative	40,623	45,903	144,320	137,500
Restructuring	58,791	(414)	62,897	36,370
Amortization of intangibles	8,500	8,378	25,500	25,134

Total costs and expenses	277,566	171,458	606,723	551,087

Loss from operations	(75,887)	(61,484)	(170,688)	(203,228)

Other income (expense):
Investment income, net	4,902	1,115	24,081	13,650
Interest expense	(2,820)	(2,725)	(7,723)	(8,012)
Gain on sale of equity interest in joint venture	—	—	—	40,000

Net loss	$(73,805)	$(63,094)	$(154,330)	$(157,590)

Amounts per common share:
Net loss, basic and diluted	$(0.24)	$(0.21)	$(0.50)	$(0.52)

Weighted average shares, basic and diluted	308,848	305,202	307,675	304,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2005	2004
(in thousands)

Cash Flows from Operating Activities:
Net loss	$(154,330)	$(157,590)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	58,456	69,981
Restructuring charges (reversals), net	1,255	(255)
Amortization of deferred financing cost	340	364
Realized loss on marketable securities, net	2,249	3,751
Realized gain on sale of investment in TransForm Pharmaceuticals	(10,465)	—
Stock compensation expense	4,224	4,946
Changes in operating assets and liabilities:
Accounts receivable	9,502	(37,239)
Inventory	80,338	9,623
Prepaid expenses and other current assets	561	5,286
Restricted cash and other assets	(5,611)	877
Accounts payable and accrued expenses	(6,931)	(4,279)
Advance from Schering-Plough	(49,250)	—
Deferred revenue	24,494	(22,402)

Net cash used in operating activities	(45,168)	(126,937)

Cash Flows from Investing Activities:
Investments in marketable securities	(261,710)	(345,580)
Proceeds from sales and maturities of marketable securities	347,611	442,241
Proceeds from sale of investment in TransForm Pharmaceuticals	10,585	—
Purchases of property and equipment	(8,561)	(34,519)
Other investing activities	(5,282)	3,979

Net cash provided by investing activities	82,643	66,121

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	17,043	22,050
Principal payments on capital leases	(8,951)	(11,389)

Net cash provided by financing activities	8,092	10,661

Increase (decrease) in cash and cash equivalents	45,567	(50,155)
Equity adjustment from foreign currency translation	409	(227)
Cash and cash equivalents, beginning of period	14,436	55,847

Cash and cash equivalents, end of period	$60,412	$5,465

Supplemental Cash Flow Information:
Cash paid for interest	$8,916	$8,858

Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of restricted stock	$4,784	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2005.

        The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2004, have been derived from audited financial statements.

2.     Summary of Significant Accounting Policies

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. These investments are included in other long term assets at September 30, 2005 and December 31, 2004.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at September 30, 2005 and December 31, 2004 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive loss in stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three months ended September 30, 2005, the Company did not record any realized gains on marketable securities and recorded realized losses on marketable securities and other investments of $0.9 million. During the three months ended September 30, 2004, the Company recorded realized gains on marketable securities and other investments of $0.5 million and realized losses on marketable securities and other investments of $5.1 million.

        During the nine months ended September 30, 2005 and 2004, the Company recorded realized gains on marketable securities of $0.1 million and $1.8 million, respectively, and realized losses on marketable securities and other investments of $2.4 million and $5.6 million, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        During the nine months ended September 30, 2005, the Company recorded a realized gain of approximately $10.5 million from the sale of its cost method investment in TransForm Pharmaceuticals, Inc. (“TransForm”). The Company expects to record an additional realized gain of up to approximately $2.8 million in the second half of 2006 upon the final settlement and receipt of the escrowed portion of the sale proceeds. TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

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

        The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company’s co-promotion revenue is related to sales and development of INTEGRILIN® (eptifibatide) Injection. The remainder of the Company’s total revenue is related to its strategic alliances and royalties.

        Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”), a member of the Johnson & Johnson family of companies, accounted for approximately five percent and six percent of total revenues for the three months ended September 30, 2005 and 2004, respectively, and 11 percent and 21 percent of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

        Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”), excluding co-promotion revenue, accounted for approximately 46 percent and 21 percent of total revenues for the three and nine months ended September 30, 2005, respectively.

        There were no other significant customers under strategic alliances and royalties in the three and nine months ended September 30, 2005 and 2004, respectively.

Information Concerning Market and Source of Supply Concentration

        INTEGRILIN has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and SGP co-promoted INTEGRILIN in the United States and shared any profits and losses through August 31, 2005. In September 2005, SGP acquired the exclusive development and commercialization rights to INTEGRILIN in the United States. The Company will continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories. In the European Union, GlaxoSmithKline plc (“GSK”) exclusively markets INTEGRILIN.

        The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has two manufacturers that provide eptifibatide, the active pharmaceutical ingredient necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme (“Solvay”), one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of the active pharmaceutical ingredient. The Company is seeking approval of its own alternative process technology for the production of eptifibatide for approval in the United States, Europe and other countries, as required. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. The Company has one manufacturer that currently performs fill/finish services for INTEGRILIN. The Company is qualifying a second fill/finish supplier and has identified an alternative packaging supplier to serve as future sources of supply for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of our marketed products. Some materials in process at these alternative suppliers are included in inventory.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

Inventory

        Inventory consists of currently marketed products and from time to time, product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At September 30, 2005 and December 31, 2004, inventory does not include amounts for products that have not been approved for sale.

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$7,975	$73,214
Work in process	8,518	8,507
Finished goods	443	15,553

	$16,936	$97,274

        On September 1, 2005, upon the transfer of the commercialization rights for INTEGRILIN to SGP, the Company sold all existing raw material and finished goods INTEGRILIN inventories to SGP. This one-time sale of approximately $71.4 million was included in revenue under strategic alliances for the three and nine months ended September 30, 2005.

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

        Intangible assets consist of the following (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(121,298)	$435,000	$(96,202)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(13,926)	20,060	(16,523)

Total amortizable intangible assets	35,772	(32,638)	38,772	(35,235)
Total indefinite-lived trademark	59,000	—	59,000	—

Total intangible assets	$94,772	$(32,638)	$97,772	$(35,235)

        On February 12, 2002, the Company acquired COR Therapeutics, Inc. (“COR”) for an aggregate purchase price of $1.8 billion, primarily consisting of 55.1 million shares of Millennium common stock. The transaction was recorded as a purchase for accounting purposes. The purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets acquired allocated to in-process research and development, developed technology, trademark and goodwill.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        During the year ended December 31, 2002, the Company recorded a one-time charge of $242.0 million for acquired in-process research and development representing the estimated fair value related to five incomplete projects that, at the time of the COR acquisition, had no alternative future use and for which technological feasibility had not been established. The most significant purchased research and development project that was in-process at the date of the acquisition consisted of inhibitors of specified growth factor receptors in the tyrosine kinase family. These inhibitors have the potential to reduce the narrowing of blood vessels. Cancers such as specified leukemias appear to harbor activated forms of some of these receptors. This project represented 62 percent of the total in-process value and was in pre-clinical testing at the time of the acquisition. The Company has advanced this project into phase I clinical testing. The Company discontinued the remaining four of the five in-process projects as part of its 2003 restructuring efforts.

        COR’s developed technology consisted of an existing product, INTEGRILIN and related patents. This developed technology was determined to be separable from goodwill and was valued at approximately $435.0 million. Because the INTEGRILIN name was well recognized in the marketplace and was considered to contribute to the product revenue, the trademark was determined to be separable from goodwill. The INTEGRILIN trademark was valued at approximately $59.0 million and is considered to have an indefinite life.

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

        Amortization expense for the three months ended September 30, 2005 and 2004 was approximately $8.5 million and $8.4 million, respectively. Amortization expense for the nine months ended September 30, 2005 and 2004 was approximately $25.5 million and $25.1 million, respectively. During the nine months ended September 30, 2005, the Company retired intangible assets of approximately $3.0 million that had been fully amortized.

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

        On October 1, 2005, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. The Company continually monitors business and market conditions to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.

Revenue Recognition

        The Company recognizes revenue from the sale of its products, co-promotion collaboration, strategic alliances and royalties. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Net product sales

        The Company records product sales of VELCADE when delivery has occurred, title passes to the customer, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale. Costs incurred by the Company for shipping and handling are recorded in cost of sales.

Co-promotion revenue

        Through August 31, 2005, co-promotion revenue included the Company’s share of profits from the sale of INTEGRILIN in co-promotion territories by SGP. Also included in co-promotion revenue were reimbursements from SGP of the Company’s manufacturing-related costs, development costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory other than Europe. The Company recognized revenue when SGP shipped INTEGRILIN to wholesalers and recorded it net of allowances, if any. The Company deferred specified manufacturing-related expenses until the time SGP shipped related product to its customers inside and outside of co-promotion territories and outside of Europe.

        Beginning September 1, 2005 as a result of the Company’s transition from a co-promotion to a royalty arrangement for INTEGRILIN in the United States, the Company no longer reports co-promotion revenue.

Revenue under strategic alliances

        The Company recognizes revenue from nonrefundable license payments, milestone payments and reimbursement of research and development costs and reimbursement of manufacturing-related costs. Nonrefundable upfront fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured.

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

Royalties

        Beginning on September 1, 2005, in conjunction with the closing of the Company’s restructured relationship with SGP, the Company began to record royalty income. Royalties are recognized as revenue when earned. Royalties may include:

•	royalties earned on sales of INTEGRILIN in the United States and other territories around the world, as provided by SGP;

•	royalties earned on international sales of VELCADE, as provided by Ortho Biotech;

•	royalties earned on sales of INTEGRILIN in Europe, as provided by GSK; and

•	other royalties.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended September 30, 2005 and 2004, advertising and promotional expenses were $6.7 million and $7.7 million, respectively. During the nine months ended September 30, 2005 and 2004, advertising and promotional expenses were $28.8 million and $26.4 million, respectively.

Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, warrants and unvested restricted shares of common stock (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), and the assumed conversion of convertible notes. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of common equivalent shares would be anti-dilutive.

Comprehensive Loss

        Comprehensive loss is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(73,805)	$(63,094)	$(154,330)	$(157,590)
Unrealized gain (loss) on marketable securities	(2,781)	2,478	(4,132)	(8,069)
Cumulative translation adjustments	269	99	409	(228)

Comprehensive loss	$(76,317)	$(60,517)	$(158,053)	$(165,887)

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2005	December 31, 2004
Unrealized loss on marketable securities	$(9,505)	$(5,373)
Cumulative translation adjustments	(171)	(580)

Accumulated other comprehensive loss	$(9,676)	$(5,953)

Stock-Based Compensation

        The Company follows the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” (“SFAS No. 148”). Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.  In accordance with Emerging Issues Task Force (“EITF”) 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(73,805)	$(63,094)	$(154,330)	$(157,590)
Add: Stock-based compensation as reported in the Statement of Operations	550	—	550	271
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(12,653)	(14,276)	(46,664)	(48,398)

Pro forma net loss	$(85,908)	$(77,370)	$(200,444)	$(205,717)

Amounts per common share:
Basic and diluted - as reported	$(0.24)	$(0.21)	$(0.50)	$(0.52)
Basic and diluted - pro forma	$(0.28)	$(0.25)	$(0.65)	$(0.68)

        The weighted-average per share fair value of options granted during the three months ended September 30, 2005 and 2004 was $5.61 and $6.87, respectively, and during the nine months ended September 30, 2005 and 2004 was $5.01 and $9.02, respectively.

        The fair value of stock options and common stock issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options				Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (years)	5.5	5.5	5.32	5.35	0.5	0.5	0.5	0.5
Interest rate	4.06%	2.89%	4.09%	2.79%	3.65%	2.88%	3.46%	1.98%
Volatility	.60	.60	.60	.70	.60	.60	.60	.70

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

        Through the end of the second quarter of 2004, the fair value of stock options granted was determined utilizing a historical volatility rate. In the third quarter of 2004, the Company reevaluated and subsequently changed its expected volatility assumption. The Company now uses the most recent three-year time period for purposes of calculating the expected volatility. Additionally, the Company considered implied volatilities of currently traded options to provide an estimate based upon current trading activity. After considering other such factors as its stage of development, the length of time the Company has been public and the impact of having two marketed products, the Company believes this blended volatility rate better reflects the expected volatility of its stock.

        The Company's 2000 Incentive Stock Plan (the “2000 Plan”) allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        During the three months ended September 30, 2005, the Company issued 480,000 shares of restricted stock to certain key executives. Restricted stock awards generally vest over four years from the grant date. The Company recorded $4.8 million of deferred compensation in connection with the issuance of restricted stock and recognized approximately $0.3 million of compensation expense during the three months ended September 30, 2005 related to these awards.

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

3.     Restructuring

2005 Strategic Refinement

        In October 2005, the Company announced its 2005 restructuring plan in support of a refined strategy focused on advancing key growth assets, including VELCADE, advancing the Company’s clinical pipeline of eight novel oncology and inflammation molecules and building a leading oncology-focused discovery organization. The Company is substantially reducing its effort in inflammation discovery and is reducing overall headcount, including eliminating INTEGRILIN sales and marketing positions, positions in inflammation discovery and various other business support groups. As a result of the headcount reductions, the Company is also further consolidating its Cambridge, MA facilities.

        The Company recorded restructuring charges of $28.2 million in September 2005 primarily related to the remaining rental obligation, net of estimated sublease income, for a facility the Company vacated in September 2005 and termination benefits for approximately 180 employees.

        The Company expects to record additional restructuring charges for termination benefits for employees notified in October 2005 and additional remaining rental obligations due to facilities that will be vacated through 2006, as well as the write-down of leasehold improvements at such facilities. The total charges are expected to be between $75.0 million and $85.0 million and will be recorded in 2005 and 2006, including the $28.2 million recorded in the three months ended September 30, 2005.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The activity related to restructuring expense for the nine month period ended September 30, 2005 is as follows (in thousands):

	Balance at December 31, 2004	Charges	Payments	Asset Impairment	Stock Compensation	Other	Balance at September 30, 2005
Termination benefits	$—	$3,058	$(573)	$—	$(284)	$(68)	$2,133
Facilities	—	23,554	(753)	—	—	(233)	22,568
Asset impairment	—	971	—	(971)	—	—	—
Contract termination	—	621	—	—	—	(621)	—

Total	$—	$28,204	$(1,326)	$(971)	$(284)	$(922)	$24,701

2003 Restructuring Plan

        In December 2002 and June 2003, the Company took steps as part of its 2003 restructuring plan to realign its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group and consolidated its research and development facilities. Based upon a review of real estate market conditions, the Company recorded an additional $30.6 million of restructuring expense reflecting changes in the Company’s estimates of the length of time it would take to sublease certain properties vacated under the 2003 restructuring plan.

        The activity related to restructuring expense for the nine month period ended September 30, 2005 is as follows (in thousands):

	Balance at December 31, 2004	Charges	Payments	Other	Balance at September 30, 2005
Termination benefits	$728	$—	$(484)	$(244)	$—
Facilities	67,956	34,882	(20,192)	—	82,646
Contract termination	5,352	(189)	(5,163)	—	—

Total	$74,036	$34,693	$(25,839)	$(244)	$82,646

        The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) in December 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specified requirements. Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring.

        In accordance with SFAS No. 146, the Company’s facilities related expenses and liabilities in both the 2005 and 2003 restructuring plans include estimates of the remaining rental obligations, net of estimated sublease income, for facilities the Company no longer occupies. The Company validates its estimates and assumptions with independent third parties having relevant expertise. The Company reviews its estimates and assumptions on a regular basis, until the outcome is finalized, and makes whatever modifications management believes necessary, based on the Company’s best judgment, to reflect any changed circumstances.

        The projected timing of payments of the remaining restructuring liabilities under both the 2005 and the 2003 restructuring plans at September 30, 2005 is approximately $32.7 million due through September 30, 2006 and $74.7 million thereafter through 2022. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

Product Alliances

          During the three months ended September 30, 2005, the Company transferred to SGP the exclusive development and commercialization rights to INTEGRILIN in the United States. In exchange for these rights, SGP paid the Company approximately $35.5 million in a nonrefundable upfront payment that the Company is recognizing as revenue ratably over the Company’s period of involvement in managing the supply chain. In addition, SGP will pay the Company significant royalties on product sales of INTEGRILIN over the lifetime of the product, with the potential of receiving royalties beyond the 2014 patent expiration date.

        As of September 1, 2005, the Company no longer records co-promotion revenue. The Company now records royalties on sales of INTEGRILIN in the United States and other territories, as earned on a quarterly basis over the life of the INTEGRILIN product. In each of 2006 and 2007, minimum royalties are set at approximately $85.4 million.

        Upon closing, the Company recognized strategic alliance revenue of approximately $71.4 million relating to the Company’s sale to SGP of the existing raw materials and finished goods INTEGRILIN inventory. SGP will assume development obligations relating to the product. The Company will continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the United States and other areas outside of the European Union.

        During the nine months ended September 30, 2005, the Company recognized $20.0 million of milestone payments under its alliance with Ortho Biotech relating to VELCADE and the achievement of agreed-upon sales levels of VELCADE.

        In January 2005, the transition of the INTEGRILIN marketing authorization for the European Union from SGP to GSK was completed and GSK began selling INTEGRILIN in the countries of the European Union. During the three and nine months ended September 30, 2005, the Company recognized approximately $6.9 million and $14.8 million, respectively, of strategic alliance revenue related to the payment of approximately $22.9 million from GSK.

5.     Convertible Debt

        The Company had the following convertible notes outstanding at September 30, 2005, for a total of $105.5 million, of which $5.9 million is included in current liabilities:

•	$5.9 million of principal of 4.5% convertible senior notes due June 15, 2006, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”), included in current portion of long term debt at June 30, 2005;

•	$83.3 million of principal of 5.5% convertible subordinated notes due January 15, 2007, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $42.07 per share (the “5.5% notes”); and

•	$16.3 million of principal of 5.0% convertible subordinated notes due March 1, 2007, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”).

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

Overview

         We are a leading biopharmaceutical company focused on discovering, developing and commercializing breakthrough products in the areas of cancer and inflammatory disease. We currently market VELCADE, the market leader in the multiple myeloma relapsed setting, and we have eight other potential therapeutic products in various stages of clinical and preclinical development in our therapeutic areas of disease focus.

        On October 26, 2005, we announced a refinement in our strategy to focus on growing VELCADE in its existing indication and in new uses, accelerating the development of our oncology and inflammation molecules, and strengthening our oncology discovery organization. As part of our refined strategy, we have taken and will continue to take a series of steps to reduce operating expenses in 2006. These steps build on our restructured relationship with Schering Corporation and Schering-Plough Ltd., together referred to as SGP. We plan to reduce the size of our company from 1,500 employees at the end of 2004 to approximately 1,100 employees by the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups. In addition, we are further consolidating our Cambridge-based facilities.

        We expect the restructuring charge resulting from this refined strategy to be between approximately $75.0 million and $85.0 million, consisting primarily of facilities costs and employee termination benefits. Approximately one fourth of this charge is a non-cash asset impairment charge, primarily related to the write-down of leasehold improvements. The majority of this charge will be recorded in 2005 and 2006, including the $28.2 million recognized in the third quarter 2005.

        On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. We will also receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million.

        In addition, at closing, we recognized strategic alliance revenue of approximately $71.4 million in connection with the sale to SGP of our existing INTEGRILIN raw materials and finished goods inventory and SGP assumed development responsibilities relating to the product. We will continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories.

        We expect the new relationship to be at least financially equivalent to the former profit share, including the expected revenues and costs savings, while allowing us to participate in the potential upside of the INTEGRILIN product. Strategically, we hope to increase the near term certainty of revenues from INTEGRILIN with the guaranteed minimum royalties, while eliminating the need to further invest our resources into INTEGRILIN sales and marketing and development activities. We expect these changes will enable us to streamline and focus our resources on VELCADE and our pipeline, which are both critical to our continued success.

        In addition to our marketed product, VELCADE, we have a number of drug candidates in development. Our business strategy is to develop and commercialize important new medicines through clinical trials and regulatory approvals and to play a significant role in the marketing and sale of many of these products. We plan to develop and commercialize many of our products on our own, but will also seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us.

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

        The European Commission granted Marketing Authorization for VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy in Europe in April 2004. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. VELCADE has also been approved in a number of other countries, including Canada, Switzerland, Argentina, Israel, Bulgaria, Slovenia, South Korea and Mexico, bringing the total number of approved countries to more than 60.

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

INTEGRILIN® (eptifibatide) Injection

        Through August 31, 2005, we co-promoted INTEGRILIN in the United States in collaboration with SGP, and shared profits and losses. As of September 1, 2005, SGP markets INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

SGP Collaboration

        In April 1995, COR Therapeutics, Inc., or COR, entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. We acquired COR in February 2002.

        Under our amended collaboration agreement with SGP, we will receive royalties on sales of INTEGRILIN in the United States and other specified territories outside of the European Union. Additionally, SGP will reimburse us for manufacturing-related costs for INTEGRILIN.

        Under our original agreement with SGP, we generally shared any profits or losses from sales in the United States with SGP based on the amount of promotional efforts that each party contributed. Since the United States launch of INTEGRILIN in June 1998, we agreed to share promotional efforts in the United States equally with SGP, except for costs associated with marketing programs specific to us.

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

Revenue

        We recognize revenue from the sale of our products, our co-promotion collaboration, our strategic alliances and from royalties based on net sales of licensed products. We divide our revenue arrangements with multiple elements into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. We classify advance payments received in excess of amounts earned as deferred revenue until earned.

        We recognize revenue from the sales of VELCADE in the United States when delivery has occurred and title has transferred to the wholesalers. We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to significantly stock inventory due to the expensive nature of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third-party market research data. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source distribution model. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have and may, from time to time, reduce our product returns estimate. Doing so would result in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Accruals for rebates, chargebacks, and other discounts are immaterial.

        Through August 31, 2005, we recognized co-promotion revenue based on SGP’s reported shipments of INTEGRILIN to wholesalers. Co-promotion revenue included our share of the profits from the sales of INTEGRILIN, reimbursements of our manufacturing-related costs, development costs and advertising and promotional expenses. We communicated with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation included estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. Adjustments to our estimates were based upon actual information that we received subsequent to our reporting deadlines. Our estimates were adjusted on a monthly basis and historically have not been significant due to periodic communication with SGP.

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

        We are entitled to receive royalty payments under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. These license agreements provide for the payment of royalties to us based on sales of the licensed product. Beginning September 1, 2005, upon closing the amended collaboration agreement with SGP, we record royalty revenues based on estimates of sales from interim data provided by licensees. Revenue is recorded in the period in which it is earned. Going forward, we will perform an analysis of historical royalties we have been paid, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual royalty revenues and estimated royalty revenues will be adjusted for in the period which they become known, typically the following quarter. We do not expect these adjustments to be significant. To the extent we do not have sufficient ability to accurately estimate royalty revenue, we will record royalties on a cash basis.

Inventory

        Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At September 30, 2005 and December 31, 2004, inventory does not include amounts for products that have not been approved for sale. Inventories primarily represent raw materials used in production, work in process and finished goods inventory on hand, valued at cost for VELCADE, raw material used in production and work in process for INTEGRILIN to supply GSK and limited amounts of work in process for INTEGRILIN to supply SGP. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would record a reserve to adjust inventory to its net realizable value.

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

Goodwill

        On October 1, 2005, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which could result in a material impairment charge to our statement of operations.

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

Results of Operations

(dollars in thousands, except per share amounts)

Net Loss and Loss per Share

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Net loss	$(73,805)	$(63,094)	17%	$(154,330)	$(157,590)	(2)%

Amounts per common share:
Net loss per share, basic and diluted	$(0.24)	$(0.21)	14%	$(0.50)	$(0.52)	(4)%

        Net loss and loss per share for the three months ended September 30, 2005, or the 2005 Three Month Period, increased from the comparable period in 2004 primarily due to larger restructuring charges, partially offset by increased product-related revenue and decreased research and development expenses. Net loss and loss per share for the nine months ended September 30, 2005, or the 2005 Nine Month Period, decreased slightly from the comparable period in 2004 primarily due to decreased research and development expense and higher product-related revenue, partially offset by the 2004 gain on sale of equity investment in a joint venture and increased restructuring charges.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Revenues:
Net product sales	$50,942	$37,668	35%	$139,629	$102,288	37%
Co-promotion revenue	33,037	62,557	(47)	123,524	159,034	(22)
Revenue under strategic alliances	105,186	9,749	979	160,368	86,537	85
Royalties	12,514	—	—	12,514	—	—

Total revenues	$201,679	$109,974	83%	$436,035	$347,859	25%

        Total revenues increased 83% to $201.7 million during the 2005 Three Month Period and 25% to $436.0 million during the 2005 Nine Month Period, from the comparable periods in 2004. The increases are primarily due to one-time payments from certain of our collaborators, including the one-time sale of existing INTEGRILIN inventory to SGP and increased net product sales of VELCADE.

        Net product sales of VELCADE increased 35% to $50.9 million in the 2005 Three Month Period and 37% in the 2005 Nine Month Period from the comparable periods in 2004. Reserves for product returns, chargebacks and discounts represent approximately 5.0% to 6.0% of gross product sales for all periods presented. Product sales from VELCADE represent approximately 25% of our total revenues in the 2005 Three Month Period and 32% of total revenue in the 2005 Nine Month Period.

        Co-promotion revenue, based on sales of INTEGRILIN, decreased 47% in the 2005 Three Month Period and 22% in the 2005 Nine Month Period from the comparable periods in 2004. Co-promotion revenue includes only two months of activity in the 2005 Three Month Period and eight months of activity for the 2005 Nine Month Period. As of September 1, 2005, we are no longer reporting co-promotion revenue due to our restructured relationship with SGP.

        Revenue under strategic alliances increased to $105.2 million during the 2005 Three Month Period and to $160.4 million during the 2005 Nine Month Period from the comparable periods in 2004 primarily due to the one-time sale of existing INTEGRILIN inventory to SGP of approximately $71.4 million and several other milestones and reimbursements under certain of our strategic alliances.

        We expect revenue under strategic alliances to fluctuate depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with major pharmaceutical companies.

        Beginning, September 1, 2005, in connection with the closing of our transaction with SGP, we now record royalty revenue. Royalty revenue may include royalties earned upon sales of INTEGRILIN in the United States and other territories around the world as provided by SGP, royalties earned upon sales of INTEGRILIN in Europe as provided by GSK, distribution fees earned upon sales outside of the United States of VELCADE as provided by Ortho Biotech and any royalties earned under certain of our early discovery alliances. During the 2005 Three Month Period, we recorded $12.5 million of royalty revenue which primarily included royalties from SGP and Ortho Biotech.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Costs and expenses:
Cost of sales	$89,020	$18,630	378%	$120,281	$52,462	129%
Research and development	80,632	98,961	(19)	253,725	299,621	(15)
Selling, general and administrative	40,623	45,903	(12)	144,320	137,500	5
Restructuring	58,791	(414)	14,301	62,897	36,370	73
Amortization of intangibles	8,500	8,378	1	25,500	25,134	1

Total costs and expenses	$277,566	$171,458	62%	$606,723	$551,087	10%

Cost of Sales

        Cost of sales increased in each of the 2005 Three and Nine Month Periods from the comparable periods in 2004. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE and INTEGRILIN. The increase in both periods is primarily attributable to the one-time sale of existing INTEGRILIN inventory to SGP on September 1, 2005.

Research and Development

        Research and development expenses decreased 19% in the 2005 Three Month Period and 15% in the 2005 Nine Month Period from the comparable periods in 2004. The decreases in both periods primarily reflect the decreased spending in our discovery organization, a decrease in development spending for INTEGRILIN and VELCADE, as well as our continued focus on resource management and allocation. In 2004, we were preparing for the sNDA filing for VELCADE in the multiple myeloma second-line treatment setting, which resulted in higher research and development spending. We expect research and development expenses to decrease in 2006 due to our 2005 strategy refinement.

        In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in late preclinical and clinical development. In August 2005, as part of our annual portfolio review, based on a variety of considerations to determine appropriate compound and resource prioritization, we decided to discontinue our phase I clinical trial of MLN2222. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of these drug candidates.

Product Description	Disease Indication	Current Trial Status

Cancer
MLN2704 is a targeting monoclonal antibody vehicle conjugated to toxin DM1	Prostate cancer	phase I/phase II

MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinases, or RTK, including FLT-3, PDGF-R and c-KIT	Acute myeloid leukemia	phase I/phase II

MLN8054 is a small molecule inhibitor of the Aurora kinase	Advanced malignancies	phase I

Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Rheumatoid arthritis Multiple sclerosis Secondary atherosclerosis Scleroderma	phase IIa phase IIa phase IIa phase IIa planned

MLN3897 is a small molecule CCRI inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned

MLN02 is a humanized monoclonal antibody directed against the alpha4ß7 receptor	Crohn's disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data

Product Description	Disease Indication	Current Trial Status

MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	preclinical with phase I planned

MLN0415 is a small molecule inhibitor of IKKB	Inflammatory diseases	preclinical

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

Selling, General and Administrative

        Selling, general and administrative expenses decreased 12% in the 2005 Three Month Period from the comparable period in 2004. The decrease is primarily the result of reduced sales and marketing expenses associated with the transfer of the U.S.

commercialization rights to INTEGRILIN to SGP. Selling, general and administrative expenses increased 5% in the 2005 Nine Month Period from the comparable period in 2004. This increase is primarily the result of our investment to improve our commercial productivity and growth prospects, including increased sales and marketing spending associated with the launch of VELCADE in its new indication, partially offset by the decreased sales and marketing expenses subsequent to September 1, 2005 described above.

Restructuring

        On October 26, 2005, we announced our 2005 strategy refinement focused on growing VELCADE in its existing indication and in new uses, accelerating the development of our oncology and inflammation molecules, and strengthening our oncology discovery organization. As part of our refined strategy, we have taken and will continue to take a series of steps, building on our restructured relationship with SGP, which together are expected to reduce operating expenses in 2006. We plan to reduce the size of our company from 1,500 employees at the end of 2004 to approximately 1,100 employees by the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups. In addition, we are further consolidating our Cambridge-based facilities.

        In December 2002 and June 2003, we took steps as part of our 2003 restructuring plan to focus our resources on drug development and commercialization. Our restructuring plan included consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects.

        We adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) in December 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specified requirements. Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring.

        In accordance with SFAS No. 146, our facilities related expenses and liabilities under both the 2005 and 2003 restructuring plans include estimates of the remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy. We validate our estimates and assumptions with independent third parties having relevant expertise. We review our estimates and assumptions on a regular basis, until the outcome is finalized, and make whatever modifications we believe necessary, based on our best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

        During the 2005 Three Month Period, we recorded a total of $58.8 million of restructuring charges under the 2005 strategy refinement and our 2003 restructuring plan. We recorded restructuring charges of approximately $28.2 million under the 2005 restructuring plan primarily related to the remaining rental obligation, net of sublease income, of a facility we vacated during September 2005 and employee termination benefits for approximately 180 employees affected by the transfer of the U.S. commercialization rights to SGP. Based upon our continuing review of current real estate market conditions, we recorded an additional $30.6 million primarily reflecting changes in our estimate of the length of time it would take to sublease certain properties vacated under the 2003 restructuring plan.

        Under the 2005 restructuring plan, we expect to record additional restructuring charges for termination benefits for employees notified in October 2005 and remaining rental obligations due to facilities that will be vacated through 2006, as well as the write-down of leasehold improvements at such facilities. We expect total restructuring charges under the 2005 restructuring plan to be between approximately $75.0 million and $85.0 million, including the $28.2 million recorded in the 2005 Three Month Period.

Amortization of Intangibles

        Amortization of intangible assets was $8.5 million in the 2005 Three Month Period and $25.5 million in the 2005 Nine Month Period, relatively unchanged from the comparable periods in 2004. Amortization in 2005 and 2004 primarily relates to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $35.0 million for each of the next five years.

Other income (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Other income (expense):
Investment income, net	$4,902	$1,115	340%	$24,081	$13,650	76%
Interest expense	(2,820)	(2,725)	3	(7,723)	(8,012)	(4)
Gain on sale of equity interest in joint venture	—	—	—	—	40,000	(100)

Total other income (expense)	$2,082	$(1,610)	229%	$16,358	$45,638	(64)%

Investment Income

        Investment income increased 340% in the 2005 Three Month Period and 76% in the 2005 Nine Month Period from the comparable periods in 2004. The increase in the 2005 Three Month Period is primarily attributable to higher realized losses in the 2004 Three Month Period. The increase in the 2005 Nine Month Period is primarily attributable to the realized gain of approximately $10.5 million recognized upon the sale of our cost method investment in TransForm Pharmaceuticals, Inc., or TransForm. We expect to record an additional realized gain of up to approximately $2.8 million in the second half of 2006 upon the final settlement and receipt of the escrowed portion of the sale proceeds.

Interest Expense

        Interest expense increased 3% in the 2005 Three Month Period and decreased 4% in the 2005 Nine Month Period.

Gain on Sale of Equity Interest in Joint Venture

        Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of Campath® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, we received an initial payment of $20.0 million in December 2001. During each of the second quarters of 2003 and 2002, we recorded additional gains of $40.0 million on our sale of this equity interest based upon the achievement of predetermined sales targets of Campath. During the first quarter of 2004, we recorded the final $40.0 million gain related to our sale of this equity interest based upon the achievement of predetermined 2004 sales targets of Campath. We will be entitled to additional payments from ILEX’s successor, Genzyme Corporation, if sales of Campath in the United States after 2004 exceed specified annual thresholds. However, we currently do not expect that these thresholds will be achieved and therefore, we are unlikely to receive future additional payments related to Campath.

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

        We have funded our cash requirements primarily through the following:

•	our co-promotion relationship with SGP for the sale of INTEGRILIN;

•	product sales of VELCADE;

•	payments from our strategic collaborators, including equity investments, license fees, milestone payments and research funding; and

•	equity and debt financings in the public markets.

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

        As of September 30, 2005 we had $655.2 million in cash, cash equivalents and marketable securities. This excludes $9.6 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of September 30, 2005, which primarily serve as collateral for letters of credit securing leased facilities.

	September 30, 2005	December 31, 2004
(in thousands)
Cash, cash equivalents and marketable securities	$655,154	$700,407
Working capital	605,011	660,751

	Nine Months Ended September 30,
	2005	2004
Cash provided by (used in):
Operating activities	$(45,168)	$(126,937)
Investing activities	82,643	66,121
Financing activities	8,092	10,661
Capital expenditures (included in investing activities above)	(8,561)	(34,519)

Cash Flows

        The principal use of cash in operating activities in both 2005 and 2004 was to fund our net loss. In September 2005, we received approximately $85.5 million from SGP, consisting of the upfront license fee associated with the U.S. commercialization rights for INTEGRILIN, as well as payment for the one-time sale of existing INTEGRILIN raw materials inventory. In January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

        Investing activities provided cash of $82.6 million in the 2005 Nine Month Period and $66.1 million in the comparable period in 2004. The principal source of funds during both the 2005 Nine Month Period and in the comparable period in 2004 was from the proceeds from sales and maturities of marketable securities. In April 2005, we recorded a realized gain of approximately $10.5 million upon the sale of our cost method investment in TransForm. We expect to record an additional realized gain of up to approximately $2.8 million in the second half of 2006 upon the final settlement and receipt of the escrowed portion of the sale proceeds. The decrease in capital expenditures from the 2004 Nine Month Period is a result of less leasehold improvements in 2005.

        Financing activities provided cash of $8.1 million in the 2005 Nine Month Period and $10.7 million in the comparable period in 2004. The principal source was from the sales of common stock to our employees. We used cash in financing activities to make principal payments on our capital leases.

        We believe that our existing cash and cash equivalents and the anticipated cash payments from our product sales, co-promotion revenue, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        There have been no significant changes, other than in January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years, to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2004.

         As of September 30, 2005, we did not have any financing arrangements that were not reflected in our balance sheet.

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

Regulatory Risks

Our business may be harmed if we do not obtain approval to market VELCADE for additional therapeutic uses.

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

Risks Relating to Our Business, Strategy and Industry

Our revenues over the next several years will be materially dependent on the commercial success of VELCADE and INTEGRILIN.

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

        Other competitive factors that could negatively affect INTEGRILIN include:

•	expanded use of heparin replacement therapies, such as Angiomax(R)(bivalirudin), which is produced and sold by The Medicines Company;

•	changing treatment practices for PCI and ACS based on new technologies, including the use of drug-coated stents;

•	increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

•	inability to complete clinical trials and develop data to promote increased use of INTEGRILIN in its current indications as well as in new indications.

Sales of INTEGRILIN and possibly VELCADE in particular reporting periods may be affected by fluctuations in inventory, allowances and buying patterns.

         A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Inventory levels held by these wholesalers may fluctuate significantly from quarter to quarter. If these wholesalers build inventory levels excessively in any quarter, sales to the wholesalers in future quarters may unexpectedly decrease notwithstanding steady prescriber demand. Because SGP commercializes the product and manages product distribution, we have limited insight into or control over forces affecting changes in distributor inventory levels. If SGP does not appropriately manage this distribution, we and SGP may not realize sales goals for the product and increased returns could reduce the revenue we recognize and adversely affect our business.

         We distribute VELCADE in the U.S. through a sole-source distribution model, where we sell directly to a third party who in turn distributes to the wholesaler base. Our VELCADE product inventory levels may fluctuate from time to time depending on the consistency of the distribution logistics of this arrangement and the buying patterns of these wholesalers.

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

        We have incurred net losses of $73.8 million and $63.1 million for the three months ended September 30, 2005 and 2004, respectively, net losses of $154.3 million and $157.6 million for the nine months ended September 30, 2005 and 2004, respectively, net losses of $252.3 million for the year ended December 31, 2004, net losses of $483.7 million for the year ended December 31, 2003 and net losses of $590.2 million for the year ended December 31, 2002. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products. We will also require substantial funds to meet our obligations to our collaborators, manufacture and market products that are approved for commercial sale, including VELCADE, and meet our debt service obligations. Additional financing may not be available when we need it or may not be available on favorable terms.

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

        At September 30, 2005, we had approximately $105.5 million of outstanding convertible debt and $82.0 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $8.4 million over the next two years.

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

If we do not achieve the anticipated benefits of our restructuring efforts, or if the costs of our restructuring efforts exceed anticipated levels, our business could be harmed.

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

        On September 1, 2005, we transferred exclusive U.S. commercialization and development rights of INTEGRILIN to SGP and on October 26, 2005, we announced additional efforts to refine our strategy including a substantial reduction of our inflammation discovery programs. As a result of these 2005 efforts, we expect to reduce total research and development and sales, general and administration expenses by approximately 30 percent in 2006 from 2004, including headcount reductions from approximately 1,500 at the end of 2004 to approximately 1,100 by year end 2005. We expect to incur total restructuring charges of between $75.0 million to $85.0 million related to these 2005 efforts, consisting primarily of facilities costs and employee termination benefits. The majority of these charges will be spread over 2005 and 2006. We recorded $28.2 million of restructuring charges for these 2005 efforts in the third quarter of 2005. We may not achieve our estimated expense reductions because such savings are difficult to predict and speculative in nature.

        While we believe our restructuring estimates to be reasonable, it is possible that the actual charges will exceed the ranges discussed above. For example, we may not be able to lease facilities that we have closed or plan to close in connection with the restructuring as quickly or on as favorable terms as we anticipated.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to commercialize and develop products including VELCADE and INTEGRILIN.

         Outside of the United States, we commercialize VELCADE through an alliance with Ortho Biotech. On September 1, 2005, we transferred exclusive U.S. commercialization and development rights of INTEGRILIN to SGP and SGP is solely responsible for the commercialization and development of INTEGRILIN outside of Europe. GSK is responsible for marketing and selling INTEGRILIN in Europe. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

We are substantially dependent on SGP for future revenues related to INTEGRILIN.

         Under the terms of our revised agreement with SGP effective as of September 1, 2005, SGP will pay us royalties over the U.S. lifespan of INTEGRILIN based on product sales. In 2006 and 2007, minimum royalty payments for each year are set at $85.4 million, with some conditions that could reduce these minimums. If SGP’s INTEGRILIN sales after 2007 are less than expected, we will receive less royalty revenue than we expect which would have a material adverse effect on our ability to fund other parts of our business.

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

         With respect to VELCADE and other proteasome inhibitors in the treatment of myocardial infarctions, we are aware of the existence of a potentially interfering patent application filed by a third party. In addition, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE.

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

         We are a party to various license agreements. In particular, we license rights to patents for the formulation of VELCADE, issued U.S. patents covering MLN2704 and issued patents relating to MLN518 and MLN1202. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

         SGP exclusively markets INTEGRILIN in areas outside of Europe including the United States and GSK exclusively markets INTEGRILIN in Europe. As a result, except for our minimum royalty payments from SGP in 2006 and 2007, our success in receiving royalties and milestone payments from sales of INTEGRILIN depends entirely on the marketing efforts of these third parties.

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

Because we have no commercial manufacturing capability for VELCADE, we are dependent on third parties to produce product sufficient to meet market demand.

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

We face challenges in connection with the manufacture of INTEGRILIN; if we do not meet these challenges, our revenues and income will be adversely affected.

         We are responsible for managing all clinical and commercial production of INTEGRILIN including INTEGRILIN that SGP and GSK sell or use in clinical trials.

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

         In particular, third-party payors could lower the amount that they will reimburse hospitals or doctors to treat the conditions for which the FDA has approved VELCADE or INTEGRILIN. If they do, pricing levels or sales volumes of VELCADE or INTEGRILIN may decrease. In addition, if we fail to comply with the rules applicable to the Medicaid and Medicare programs, we could be subject to the imposition of civil or criminal penalties or exclusion from these programs.

         In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering VELCADE and INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell VELCADE or INTEGRILIN at a profit in these markets.

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

         In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our present and future products, which may adversely affect product sales. Further, when a new therapeutic product is approved, the availability of governmental or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates, and current reimbursement policies for VELCADE or INTEGRILIN could change at any time.

We face a risk of product liability claims and may not be able to obtain insurance.

         Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human therapeutic products. In particular, VELCADE and INTEGRILIN are administered to patients with serious diseases who have a high incidence of mortality. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles, co-insurance requirements and coverage limitations and the market for such insurance is becoming more restrictive. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our product commercialization efforts.

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

         The trading price of our common stock has been quite volatile, and may be volatile in the future. During 2005, our common stock has traded as high as $13.52 per share and as low as $7.63 per share. Factors such as announcements of our or our competitors’ operating results, data from our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations could have a significant impact on the future trading prices of our common stock.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

         We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $10.2 million decrease in the fair value of our investments as of September 30, 2005. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        As of September 30, 2005, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of September 30, 2005.

        As of September 30, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.        Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.    Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: November 8, 2005	By	/s/ MARSHA H. FANUCCI

Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Amended and Restated Integrilin Agreement dated July 22, 2005 among the Company, Schering Corporation and Schering-Plough, Ltd.

10.2†	Side Agreement dated October 13, 2005 among the Company, Schering Corporation and Schering-Plough Ltd.

10.3†	Supply Agreement dated September 1, 2005 by and between the Company and Schering Corporation

10.4	1996 Employee Stock Purchase Plan, as amended

10.5	2003 Employee Stock Purchase Plan for Non-U.S. Subsidiaries and Affiliated Entities, as amended

10.6	Agreement for Consulting Services dated August 1, 2005 between the Company and Mark J. Levin

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350

† Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.