Form 10-K
period 2005-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2006-03-08
CIK 1002637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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

Common Stock, $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $2,813,245,778 based on the last reported sale price of the Common Stock on the Nasdaq Stock Market on that date.

Number of shares outstanding of the registrant’s class of Common Stock as of March 3, 2006: 312,129,971.

Documents incorporated by reference:

Portions of the information required by Part III of Form 10-K will appear in the registrant’s definitive Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

TABLE OF CONTENTS

PART I
Item 1.	BUSINESS	1
Overview		1
VELCADE		2
Our Development Efforts		3
Our Collaborations		5
Manufacturing		8
Sales and Marketing		8
Competition		9
Drug Research, Discovery and Development		11
Patents and Proprietary Rights; Licenses		12
Government Regulation		13
Employees		16
Available Information		16
Item 1A.	RISK FACTORS THAT MAY AFFECT RESULTS	16
Regulatory Risks		16
Risks Relating to Our Business, Strategy and Industry		18
Risks Relating to Our Financial Results and Need for Financing		21
Risks Relating to Collaborators		23
Risks Relating to Intellectual Property		24
Risks Relating to Product Manufacturing, Marketing and Sales		26
Risks Relating to an Investment in Our Common Stock		29
Item 1B.	UNRESOLVED STAFF COMMENTS	30
Item 2.	PROPERTIES	30
Item 3.	LEGAL PROCEEDINGS	30
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
OUR EXECUTIVE OFFICERS		30
PART II
Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	32
Item 6.	SELECTED FINANCIAL DATA	33
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	83
Item 9A.	CONTROLS AND PROCEDURES	83
Item 9B.	OTHER INFORMATION	85
PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	86
Item 11.	EXECUTIVE COMPENSATION	86
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	86
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	87
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	87
PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	88
SIGNATURES		89
EXHIBIT INDEX		91
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS		99

i

PART I

Item 1.                        BUSINESS

Overview

We are a leading biopharmaceutical company focused on discovering, developing and commercializing innovative products in disease areas with unmet medical needs. We currently commercialize VELCADE® (bortezomib) for Injection, the market leader for the treatment of patients with relapsed multiple myeloma. We have a development pipeline of seven clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammation and we have an oncology-focused discovery organization. Strategic business relationships are a key component of our business. For example, we maintain a significant royalty stake in INTEGRILIN® (eptifibatide) Injection, a market leading cardiovascular product.

Our cancer product, VELCADE, was first approved in the United States in May 2003 and in the European Union in April 2004 for marketing as a treatment for certain patients with multiple myeloma, a type of blood cancer. We began marketing VELCADE in the United States shortly after receiving approval. We sell VELCADE in the United States directly through our oncology sales force. VELCADE is sold in the European Union and other approved areas outside of the United States by our collaborator Ortho Biotech Products, L.P., or Ortho Biotech, a member of the Johnson & Johnson Family of Companies. In 2005, U.S. sales of VELCADE were approximately $192.1 million, which represented approximately 34% of our total revenue for 2005. In 2004, U.S. sales of VELCADE were approximately $143.1 million, which represented approximately 32% of our total revenue for 2004. In 2003, U.S. sales of VELCADE were approximately $59.6 million, which represented approximately 14% of our total revenue for 2003.

In 2005 we refined our business strategy to focus on advancing key growth assets including VELCADE, our clinical and preclinical pipeline of oncology and inflammation molecules and our oncology-focused discovery organization. As a result of our refined strategy, we restructured our INTEGRILIN relationship with Schering Corporation and Schering-Plough Ltd., together referred to as SGP, substantially reduced inflammation discovery programs and resources, increased our research and development focus on our clinical pipeline and expanded our commercial organization.

Our business strategy is to build a portfolio of innovative medicines based on our understanding of particular molecular pathways that affect the establishment and progression of specific diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but will seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us. For example, we generally intend to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or for markets outside of the United States.

In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through Ortho Biotech, elsewhere for the initial treatment of multiple myeloma and for the treatment of additional cancer types. We believe that these additional uses of VELCADE would lead to a significant expansion of our cancer business. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

In the long-term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs and expect to continue to evaluate opportunities to supplement our pipeline through in-licensing and acquisitions. If we are successful, we would use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations.

We were incorporated in Delaware in 1993. Our principal executive offices are located at 40 Landsdowne Street, Cambridge, Massachusetts 02139.

VELCADE

VELCADE, the first of a new class of medicines called proteasome inhibitors, was the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval based on phase II data from the Food and Drug Administration, or FDA, on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third line and beyond. This approval was subject to the completion of and submission of data from the phase III APEX clinical trial.

In March 2005, we received approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second line. This regulatory decision increases the approved market potential of the drug and also marks the completion of the May 2003 post-approval requirements. VELCADE is the only drug to demonstrate a statistically significant single agent survival advantage in relapsed multiple myeloma.

In April 2004, the European Commission granted Marketing Authorization for VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy in Europe. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. VELCADE has also been approved in a number of other countries, including countries within Latin America and South-East Asia, bringing the total number of approved countries to more than 60. Under our agreement with Ortho Biotech, since securing these non-U.S. approvals, we have transferred the licenses to an affiliate of Ortho Biotech. Ortho Biotech’s affiliates now market VELCADE in these countries.

In April 2005, Ortho Biotech received approval from the European Commission for VELCADE as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation.

The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin’s lymphoma, in November 2004 due to the high unmet medical need of these patients and based on the strength of data for VELCADE in clinical trials. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document. We expect to file a sNDA for VELCADE as a monotherapy for the treatment for relapsed and refractory mantle cell lymphoma during the second half of 2006.

Multiple myeloma is a cancer of the bone marrow in which some types of white blood cells are overproduced. As a result, there is decreased production of normal red and normal white blood cells, thereby damaging the body’s immune system. The overproduced white blood cells also cause the growth of tumors that spread to multiple sites, causing bone destruction and resulting in pain and bone fractures. According to the American Cancer Society, approximately 16,000 new cases of multiple myeloma were diagnosed in the United States in 2005 and approximately 11,000 people in the United States died of this disease in 2004.

Non-Hodgkin’s Lymphoma, or NHL, is the fifth most common cancer in the United States. Each year in the United States there are approximately 56,000 new NHL cases diagnosed and 19,000 NHL-related deaths. According to the American Cancer Society, the incidence of NHL has more than doubled since the 1970s. Mantle cell lymphoma, or MCL, is an aggressive form of NHL that accounts for approximately six percent of all lymphomas. MCL is often widespread when diagnosed and typically involves the lymph nodes, bone marrow and spleen. Only one fifth of MCL patients survive more than five years following diagnosis.

Proteasome inhibition is a novel approach to treating cancer. Proteasomes are enzyme complexes in all cells that break down intracellular proteins in a regulated manner in both healthy and cancerous cells. Intracellular proteins form pathways by which cancer cells multiply, spread, interact with other cells and avoid programmed cell death. Inhibition of the proteasome by VELCADE prevents the regulated breakdown of these intracellular proteins, thereby interfering with many of these varied functions. This disruption of essential pathways in cancer cells can lead to cell death and inhibit tumor growth.

The most commonly reported side effects of VELCADE are asthenic conditions including fatigue, malaise and weakness, nausea, diarrhea, decreased appetite including anorexia, constipation, thrombocytopenia, peripheral neuropathy, pyrexia, vomiting, anemia, neutropenia and orthostatic hypotension.

Our Development Efforts

VELCADE Development

We believe that VELCADE may have broad applications in the treatment of cancer. There are a wide range of company-sponsored trials, investigator initiated studies and cooperative group studies on the use of VELCADE alone and in combination with other therapies in patients with cancer. The following is a list of the principal VELCADE trials:

•       Three multi-center phase III clinical trials in front-line multiple myeloma patients exploring VELCADE in combination with current standards-of-care in this treatment setting.  In the three trials combined, approximately 2,000 patients are expected to be enrolled. Results from previous phase II trials in this setting of VELCADE in combination with these standards-of-care have shown some of the highest recorded response rates in the treatment of the disease, with overall response rates as high as 92 percent and complete and near-complete responses as high as 43 percent. Side effects were manageable and similar to those seen in other VELCADE studies.

•       A single-arm phase II clinical trial of single-agent VELCADE in patients with mantle cell lymphoma who have received at least one prior therapy. We expect that the results from this 155 patient trial will be used for the sNDA filing in the second half of 2006 and will be presented at a medical meeting in the first half of 2006. Early interim results of 48 patients enrolled in this trial, presented at the 2005 American Society of Clinical Oncology annual meeting, showed an overall response rate of 42 percent and a complete response of eight percent, with side effects manageable and similar to those seen in other trials.

•       A randomized phase II clinical trial in patients with follicular or marginal zone lymphoma who have received at least one prior therapy testing the combination of VELCADE and rituximab, the standard-of-care in this setting, in two dosing regimens. Interim results of this trial, presented at the 2005 American Society of Hematology meeting, showed overall response rates greater than 50 percent in both arms with improved efficacy and safety in the arm with a once-weekly VELCADE regimen matched with the once-weekly rituximab regimen. These interim results exceeded the threshold established internally by us and our advisory board, giving us confidence that the

VELCADE and rituximab combination should be tested in a phase III randomized trial. This trial is expected to start in the second half of 2006.

•       Two randomized phase II clinical trials in patients with relapsed non-small cell lung cancer, or NSCLC, testing VELCADE in combination with current standards-of-care in this setting, including erlotinib and pemetrexed. These trials build on the results seen with VELCADE in the treatment of NSCLC in previous trials. For example, in a previous phase II trial, VELCADE as a single-agent in the second-line setting demonstrated an overall response rate in-line with current marketed therapies with manageable side effects. In an additional phase II trial of approximately 120 patients conducted by the Southwest Oncology Group, VELCADE in combination with gemcitabine and carboplatin in the front-line treatment setting demonstrated overall survival of 11 months and progression-free survival of five months.

•       Clinical trials in patients with other solid and hematolic malignancies. Currently, approximately 170 company-sponsored, investigator-initiated, or cooperative group-sponsored trials are ongoing or planned for 2006 with the goal of exploring the potential of VELCADE broadly in several types of cancer.

Pipeline Development

In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. In January 2006, as part of our portfolio review process, based on the evaluation of recent clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development at this time of MLN2704 in its current form as well as MLN1202 in rheumatoid arthritis. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our clinical and late preclinical development drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinases, or RTK, including FLT-3, PDGF-R and c-KIT	Acute myeloid leukemia Glioma Renal Prostate	phase I/phase II phase I planned for 2006 phase I planned for 2006 phase I planned for 2006
MLN8054 is a small molecule inhibitor of the AuroraA kinase	Advanced malignancies	phase I
Inflammatory Diseases
MLN02 is a humanized monoclonal antibody directed against the alpha4ß7 receptor	Crohn’s disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Secondary atherosclerosis Scleroderma	phase IIa phase IIa phase IIa planned for 2006
MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned for 2006
MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN0415 is a small molecule inhibitor of IKKB	Inflammatory diseases	phase I planned for 2006

Completion of clinical trials may take several years. The length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

Our Collaborations

We have entered into commercialization, development and research arrangements with pharmaceutical and biotechnology companies relating to a broad range of products and potential product opportunities. These collaborations provide us with the opportunity to maximize the value of our internal resources and to reduce our research and development cost and risk while at the same time utilizing the resources of other companies to market and develop our products. In the case of our commercial product collaborations, we have in the past and may in the future receive combinations of royalties, distribution fees, shares of profits and losses and/or milestone and other payments. In our research collaborations, we may receive various combinations of license fees and research funding in addition to the potential for future payments based on successful commercialization of products resulting from the collaborations.

Ortho Biotech Collaboration

In June 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization and through the agreement, with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, for the continued clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from Ortho Biotech and its affiliates from sales of VELCADE outside of the United States. We manage the supply chain for VELCADE at the expense of Ortho Biotech for products sold in the Ortho Biotech territories. We retain an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.

We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma. JJPRD was responsible for 40% of the joint development costs through 2005 and is responsible for 45% of those costs after 2005. In addition, we may receive payments from JJPRD or Ortho Biotech for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

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

Unless our agreement with Ortho Biotech is terminated early due to a material uncured breach by one of the parties or by Ortho Biotech unilaterally subject to notice obligations, the agreement continues on a country by country basis outside of the United States until no earlier than the expiration of the last to expire patent covering the manufacture, use or sale of the product in the country. Revenues from this alliance including license fees, reimbursement of development expenses, milestone payments and distribution fees accounted for approximately 10% of our total revenues in 2005 and 17% of our total revenues in 2004.

INTEGRILIN Collaborations

INTEGRILIN has been marketed in the United States since 1998 and outside of the United States since 1999. Since our acquisition of COR Therapeutics, Inc., or COR, in February 2002 through August 31, 2005, we co-promoted INTEGRILIN in the United States in collaboration with SGP, and shared profits and losses. As of September 1, 2005, we changed our relationship with SGP from a co-promotion to a royalty based arrangement. SGP now exclusively markets INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

In 2005, sales of INTEGRILIN as reported by SGP were approximately $314.9 million. Approximately 95% of those sales were made in the United States. Through September 1, 2005, we recognized approximately $123.5 million of co-promotion revenue based in part on sales of INTEGRILIN by SGP, for approximately 22% of our total revenue. Co-promotion revenue was 46% of our total revenue in 2004 and 43% of our total revenue in 2003, respectively. For the period September 1, 2005 through December 31, 2005, revenue from SGP, including license fees, reimbursement of manufacturing-related expenses and royalties accounted for approximately 24% of our total revenues.

INTEGRILIN is a small synthetic peptide that works by preventing the aggregation of platelets by blocking the platelet receptor glycoprotein, or GP, IIb-IIIa. The effects of INTEGRILIN are specific to platelets, avoiding interference with other normal cardiovascular processes. In addition, these effects can be reversed following INTEGRILIN discontinuation when no longer needed. We believe that more than one million people per year in the United States are candidates for INTEGRILIN therapy. Bleeding is the most common complication encountered during administration of INTEGRILIN therapy. The majority of excess major bleeding events associated with INTEGRILIN are localized at the site of catheter insertion.

INTEGRILIN is approved for marketing in the United States for the treatment of patients with acute coronary syndromes, or ACS, which include unstable angina and non-ST segment elevation myocardial infarction. This patient group includes individuals who are medically managed and those undergoing percutaneous coronary intervention, or PCI, including angioplasty. INTEGRILIN is also approved for use at the time of a PCI, including for patients undergoing intracoronary stenting. This set of indications is broader than the approved indications for the other two GP IIb-IIIa inhibitors approved for marketing in the United States.

SGP

In April 1995, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Under our original collaboration agreement with SGP, we generally shared any profits or losses from the United States with SGP and we granted SGP an exclusive license to market INTEGRILIN outside the United States and the European Union in exchange for royalty obligations.

On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. We receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007. We also receive royalties on net product sales by SGP outside of the United States. SGP’s obligation to pay us royalties in other countries expires on a country by country basis upon the later of fifteen years from the first commercial use of an INTEGRILIN product in such country and  the expiration of the last to expire patent covering such INTEGRILIN product. We are continuing to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories.

Strategically, we believe this new relationship increases the near-term certainty of revenues from INTEGRILIN to us with the guaranteed minimum royalties, while eliminating the need to further invest our resources into INTEGRILIN sales and marketing and development activities.

GSK License Agreement

In June 2004, we reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorizations for the European Union from SGP to GSK was completed, and GSK began selling INTEGRILIN in the countries of the European Union. GSK also markets INTEGRILIN in other European countries where it has received approval of the transfer from SGP to GSK of the relevant marketing authorizations. Under the terms of the agreement, we have received license fees and are entitled to future royalties from GSK on INTEGRILIN sales in Europe subject to the achievement of specified objectives. We manage the supply chain for INTEGRILIN at the expense of GSK for products sold in the GSK territories.

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

sanofi-aventis Inflammatory Disease Discovery Collaboration

In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of specified inflammatory diseases. This agreement covers a substantial portion of our development program in the inflammatory disease area and provides us with potential access to sanofi-aventis’ large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of the agreement expired on October 31, 2005. However, we and sanofi-aventis are continuing a limited research program covering three advanced preclinical candidates discovered through the collaboration. The development and commercialization programs continue under the agreement.

As provided in the original agreement, in North America, we have agreed to share the responsibility for and cost of developing, manufacturing and marketing products arising from the alliance. Outside of North America, sanofi-aventis is responsible for and will bear the cost of developing, manufacturing and marketing products arising from the alliance. sanofi-aventis is required to pay us a royalty on product sales outside of North America. Under this agreement, sanofi-aventis acquired 4.5 million shares of our common stock over a two-year period through 2001 for $250.0 million.

To date, we and sanofi-aventis have identified a significant number of novel drug targets relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. As of the end of 2005, the alliance had identified several development candidates, two of which, MLN3897 and MLN3701 are now being tested by us in phase I clinical trials.

Manufacturing

Our strategy with regard to manufacturing is to contract with third parties to meet our needs for commercial supply and, as to most of our compounds, for research, development, preclinical testing and clinical trials. Therefore, we have limited manufacturing capabilities and produce only a small amount of product for research and development and preclinical testing.

We have established an in-house quality assurance/control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current Good Manufacturing Practices, or GMP, except for products and product candidates for toxicology studies and animal studies, which we require to be manufactured in accordance with current Good Laboratory Practices, or GLP. The facilities of our contract manufacturers of marketed products must pass regular post-approval inspections by the FDA and other agencies.

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

We manage the commercial and clinical supply chains for the production of both VELCADE and INTEGRILIN for ourselves and our collaborators. We rely on third party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. We have established long-term supply relationships for the production of commercial supplies of VELCADE. We believe we currently have a sufficient quantity of bortezomib, the active pharmaceutical ingredient necessary to make VELCADE  to meet the anticipated commercial demand for the product for 2006 and to fulfill the needs for our clinical trials. We work with one manufacturer to complete fill/finish for VELCADE. We are currently developing an additional supplier for bortezomib as well as an additional supplier for fill and finish of the product.

We also rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have two manufacturers that provide us with eptifibatide, the raw material necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme, or Solvay, one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of bulk product. We have submitted our own alternative process technology for the production of eptifibatide for approval in the United States, and, we, GSK or SGP will submit that alternative process technology in Europe and other countries as required. We are also establishing an additional supply site using our new technology. We entered into a supply agreement with Solvay in January 2003 which will end in January 2007. We have two manufacturers that currently perform fill/finish services for INTEGRILIN and we have a new packaging supplier for the United States.

Sales and Marketing

We have built a cancer specialized sales force geographically dispersed across the United States. This sales force markets VELCADE in its approved indications to physicians, hospitals and other health care providers. Ortho Biotech or its affiliates market VELCADE outside of the United States and pay us distribution fees on product sales. See “Our Collaborations—Ortho Biotech Collaboration.”  All sales of VELCADE in the United States are distributed through a sole-source distribution model, where we sell directly to a third party who in turn distributes to the wholesaler base.

SGP’s sales force markets INTEGRILIN to clinical cardiologists, interventional cardiologists and emergency medicine physicians. GSK markets and sells INTEGRILIN in the European Union and will sell in other European countries upon regulatory approval of the transfer of the necessary marketing authorizations from SGP, and SGP sells and markets INTEGRILIN elsewhere outside the United States. See “Our Collaborations—INTEGRILIN Collaborations—SGP Collaboration” and “Our Collaborations—INTEGRILIN Collaborations—GSK License Agreement.”

We have not developed commercialization plans for our product candidates other than VELCADE that may receive marketing approval in the future because the manner in which we will commercialize these product candidates will depend in large part on their market potential and our financial resources. We may establish co-promotion, corporate collaboration, licensing or other arrangements for the marketing and sale of some products in some or all geographic markets.

Sales of VELCADE, INTEGRILIN, and product candidates that may be approved in the future will depend heavily upon the availability of reimbursement from third party payors, such as government and private insurance plans. We meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of our products. We believe this approach may assist in obtaining reimbursement authorization for our products from these third party payors. See “Government Regulation—Third Party Reimbursement.”

Competition

We currently face competition, and believe significant long-term competition can be expected, from a range of pharmaceutical and biotechnology companies. This competition may become more intense as we develop additional products and commercial applications for biotechnology products increase. Some competitors, primarily large pharmaceutical companies, have greater resources and experience than we have. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research capabilities.

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

Over the longer term, our and our collaborators’ abilities to successfully market products, expand their usage and bring new products to the marketplace will depend on many factors, including:

•       the effectiveness and safety of the products;

•       FDA and foreign regulatory agencies’ approvals of new products and indications;

•       the degree of patent protection afforded to particular products; and

•       the effects of price control mechanisms.

We expect traditional chemotherapy treatments and other therapies on the market and in development, including other proteasome inhibitors, to compete with VELCADE. In particular, in December 2005, Celgene Corporation received approval for Revlimid® (lenalidomide) for the treatment of patients with transfusion-dependent anemia. Celgene is also developing Revlimid for the treatment of a subset of patients with multiple myeloma and has filed an sNDA with the FDA in this indication which could be approved in 2006. Additionally, Celgene’s Thalomid® (thalidomide) is marketed and approved as a treatment for patients with leprosy, but has an increasing and significant off-label use in multiple myeloma based on data published in peer-reviewed publications. Celgene filed an sNDA for thalidomide for the treatment of multiple myeloma that was accepted by the FDA for review. There are also other potentially competitive therapies that are in late-stage clinical development for multiple myeloma. We believe that VELCADE generally competes with other therapies on the basis of efficacy, safety, convenience and price.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and we expect the already intense competition in this field to increase. INTEGRILIN generally competes with other therapies on the basis of efficacy, safety, convenience and price. Two GP IIb-IIIa inhibitors which compete with INTEGRILIN have received regulatory approval in the United States and Europe:

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

•       increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

•       SGP’s inability to complete clinical trials and develop data to promote increased use of INTEGRILIN in its current indications as well as in new indications.

Drug Research, Discovery and Development

A key element of our overall strategy is to build a sustainable pipeline of innovative new treatments in areas of high unmet medical need. Our goal is to generate a sufficiently large portfolio of discovery and development programs at various stages of maturity so that we can move new drugs through clinical development and onto the market on a regular basis.

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

In order to focus our efforts and resources, we currently rely substantially upon third parties to produce material for preclinical testing purposes and expect to continue to do so in the future. We also currently rely and expect to continue to rely, upon other third parties, potentially including our collaborators, to produce materials required for clinical trials and for the commercial production of our products.

We believe that our global regulatory affairs experience and expertise is an important part of our ability to move development candidates forward in an efficient manner. If we believe we have established safety and efficacy for a new drug candidate, we submit applications for marketing approval to the appropriate regulatory authorities.

During this process, we are informed by the expertise of our scientists and clinicians in disease biology, chemistry and preclinical and clinical development, and our efforts are enabled by the comprehensive range of capabilities we have assembled into our technology platform. To augment our internal discovery and development capabilities, we may also license or acquire rights to drugs or drug candidates that have been developed outside of our company.

As we continue to shift our focus to clinical development and product commercialization, and as we conclude our discovery-based alliances, we expect to devote fewer personnel and resources to research and discovery activities. As a result of this shift, we recorded restructuring charges in 2005 of approximately $77.1 million, in 2004 of approximately $38.0 million and in 2003 of approximately $191.0 million and expect to record additional restructuring charges during 2006 of between $25.0 million and $30.0 million.

Our research and development expenses totaled $342.2 million in 2005, $402.6 million in 2004 and $488.5 million in 2003. Our research and development expenses are primarily company-sponsored. Our strategic collaborator-sponsored research and development expenditures totaled $23.5 million in 2005, $37.7 million in 2004 and $63.5 million in 2003. In calculating strategic collaborator-sponsored research and development expenditures, we have included net reimbursement for our research and development efforts, excluding license fees, milestones and royalties.

Patents and Proprietary Rights; Licenses

Patents

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We generally seek United States and foreign patent protection for the genes, proteins and the antibody and small-molecule drug leads that we discover as well as possible therapeutic, diagnostic and pharmacogenomic products and processes, drug screening methodologies and other inventions based on such genes, proteins, antibodies and small molecules. We also seek patent protection or rely upon trade secret rights to protect other technologies which may be used to discover and characterize genes, proteins, antibodies and small molecules or may be used to develop and manufacture novel therapeutic, diagnostic and pharmacogenomic products and processes.

We own issued United States patents, granted foreign patents and pending United States and foreign applications for VELCADE. The issued U.S. patents related to VELCADE expire in 2014 with the potential for extension and the issued foreign patents expire in 2015 with extensions issued or pending in a number of countries.

We own issued United States patents, granted foreign patents and pending United States and foreign applications for INTEGRILIN. The issued United States patents that cover INTEGRILIN expire in 2014 and 2015 and the issued foreign patents expire between 2010 and 2012.

We also own issued patents and/or pending United States and foreign patent applications related to MLN02, MLN1202 and MLN3897. The issued United States patents for MLN02 expire in 2015 and 2016. The issued United States patents for MLN1202 expire in 2018.

Licenses

We have obtained licenses from various parties for rights to use proprietary technologies and compounds. These licenses generally are for a fixed duration, typically the life of the licensed patents, and require us to use reasonable or diligent efforts to develop and commercialize and to pay ongoing royalties on product sales. We are the exclusive licensee of issued United States and foreign patents and/or pending United States and foreign applications relating to our products on the market and in clinical development as follows:

•       VELCADE. We are a party to an exclusive worldwide Patent License Agreement with the U.S. Public Health Service, or PHS, dated December 12, 2002. This agreement provides us with the right to use the patents belonging to PHS relating to the formulation of VELCADE. Under this agreement we have obligations to pay PHS up-front royalty payments, royalty milestones, royalties on net sales of VELCADE and sublicensing royalties. The license extends through the expiration of any licensed patents that may result from PHS’ pending applications unless terminated earlier by PHS to meet requirements for public use specified by law or for a default by us or a failure to meet our obligations under the agreement, in either case, following a cure period. The issued United States patents to which this license relates expire in 2022.

•       MLN518. The issued United States patents relating to MLN518 expire in 2018 and 2021. The MLN518 license extends through the expiration of the issued patents or any licensed patents that may result from pending applications.

•       MLN1202. The MLN1202 license extends through the expiration of the issued patents or any licensed patents that may result from pending applications. The issued United States patents subject to the license that cover MLN1202 expire in 2014 and 2015.

Trademarks

We currently own a number of trademarks and servicemarks including: Millennium, the Millennium “M” logo and design, “Transcending the Limits of Medicine,” VELCADE, INTEGRILIN and “Breakthrough Science. Breakthrough Medicine.” All of these marks are covered by registrations or pending applications for registration in the United States Patent and Trademark Office and in the Patent and Trademark Offices of many other countries.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

As a result of gaining approval of and launching VELCADE, the first product we have sold directly, we became a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the PHS pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum of 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Centers for Medicare & Medicaid Services. Additionally, under the Medicare Prescription Drug and Modernization Act of 2003 we must report our average sales price. Our average sales price is used to establish Medicare reimbursement.

VELCADE is available to authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992, or VHC Act, federal law has required that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS, including the Indian Health Service, be discounted by a minimum of 24% off the AMP to non-federal customers, the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws.

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

Third Party Reimbursement

In the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Increasingly, third party payors are challenging the prices charged for medical products and services. As a result, in the future, our products could be considered not cost effective or reimbursement to the consumer could become unavailable or could be insufficient to allow us to sell our products on a competitive and profitable basis.

Employees

As of February 28, 2006, we had approximately 1,142 full-time employees. We believe that relations with our employees are good.

Available Information

Our Internet website is http://www.millennium.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report and, since November 15, 2002, at the same time that they become available on the Securities and Exchange Commission’s website.

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

Item 1A.                RISK FACTORS THAT MAY AFFECT RESULTS

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

VELCADE is currently approved for marketing in the United States and more than 60 other countries including the countries of the European Union. If we are not able to obtain approval to market VELCADE in additional countries, we will lose the opportunity to sell in those countries and will not be able to earn potential milestone payments under our agreement with Ortho Biotech or collect potential distribution fees on sales of VELCADE by Ortho Biotech in those countries.

We may not be able to obtain marketing approval for products resulting from our development efforts.

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

We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.  For example, in January 2006, as part of our portfolio review process, based on the evaluation of recent clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development at this time of MLN2704 in its current form as well as MLN1202 in rheumatoid arthritis.

Failure to gain approval for the products we are developing could have an adverse material impact on our business.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, is subject to continual review and periodic inspections by the FDA, and other regulatory bodies. Later discovery of previously unknown problems or safety issues with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, the imposition of civil or criminal penalties or a refusal by the FDA and other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications. As with any recently approved therapeutic product, we expect that our knowledge of the safety profile for VELCADE will expand after wider usage, and the possibility exists of patients receiving VELCADE treatment experiencing unexpected or more frequently than expected serious adverse events, which could have a material adverse effect on our business.

We are a party to collaborations that transfer responsibility for specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting, to our collaborators. If our collaborators do not fulfill these regulatory obligations, products, including VELCADE or INTEGRILIN, could be withdrawn from the market, which would have a material adverse effect on our business.

Some of our products may be based on new technologies which may affect our ability or the time we require to obtain necessary regulatory approvals.

Products that result from our research and development programs may be based on new technologies, such as proteasome inhibition, and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

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

We will not achieve our business plan, and we may be forced to scale back our operations and research and development programs, if we do not obtain regulatory approval to sell VELCADE in additional countries or for additional therapeutic uses or the sales of VELCADE or INTEGRILIN do not meet our expectations.

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

With respect to VELCADE, we face competition from Celgene’s Thalomid and its derivatives, a treatment approved for complications associated with leprosy which is used broadly for multiple myeloma based on data published in peer-reviewed publications. Celgene has filed a sNDA for Thalomid for the treatment of multiple myeloma that was accepted by the FDA for review in 2005. We also face competition for VELCADE from Celgene’s Revlimid which was approved by the FDA in December 2005 for the treatment of a subset of patients with transfusion-dependent anemia. Celgene is also developing Revlimid for the treatment of patients with multiple myeloma and in early 2006 filed a sNDA with the FDA in this indication which could be approved in 2006. We expect to see increased competition from Revlimid prior to approval of this sNDA as Celgene accelerates its prelaunch activities. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE, including other proteasome inhibitors, that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. The most significant competitors for SGP in marketing INTEGRILIN are major pharmaceutical companies and biotechnology companies. The two products that compete directly with INTEGRILIN in the GP IIb-IIIa inhibitor market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. outside of the United States and by Guilford Pharmaceuticals, Inc. in the United States.

Other competitive factors that could negatively affect INTEGRILIN include:

•       expanded use of heparin replacement therapies, such as Angiomax® (bivalirudin), which is produced and sold by The Medicines Company;

•       changing treatment practices for PCI and ACS based on new technologies, including the use of drug-coated stents;

•       increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

•       SGP’s inability to complete clinical trials and develop data to promote increased use of INTEGRILIN in its current indications as well as in new indications.

Sales of INTEGRILIN and possibly VELCADE in particular reporting periods may be affected by fluctuations in inventory, allowances and buying patterns.

A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Inventory levels held by these wholesalers may fluctuate significantly from quarter to quarter. If these wholesalers build inventory levels excessively in any quarter, sales to the wholesalers in future quarters may unexpectedly decrease notwithstanding steady prescriber demand. Because SGP commercializes INTEGRILIN and manages product distribution, we have limited insight into or control over forces affecting changes in distributor inventory levels. If SGP does not appropriately manage this distribution, SGP may not realize sales goals for the product and could reduce the royalty revenue we recognize and thus adversely affect our business.

We distribute VELCADE in the U.S. through a sole-source distribution model, where we sell directly to a third party who in turn distributes to the wholesaler base. Our VELCADE product inventory levels may fluctuate from time to time depending on the consistency of the distribution logistics of this arrangement and the buying patterns of these wholesalers.

Additionally, we make provisions at the time of sale of VELCADE for discounts, rebates, product returns and other allowances based on historical experience updated for changes in facts and circumstances, as appropriate. To the extent these allowances are incorrect, we may need to adjust our estimates, which could have a material impact on the timing and actual amount of revenue we are able to recognize from these sales.

Because our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans, it is possible that our discovery process will not result in commercial products.

The process of discovering drugs based upon genomics and other new technologies is new and evolving rapidly. We focus a portion of our research on diseases that may be linked to a number of genes working in combination or to novel targets. Both we and the general scientific and medical communities have only a limited understanding of the role that genes play in these diseases. To date, we have not commercialized any products discovered through our genomics research, and we may not be successful in doing so in the future. In addition, relatively few products based on gene discoveries have been developed and commercialized by others. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses. Further, manufacturing costs or products based on these new technologies may make products uneconomical to commercialize.

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

We may not complete our planned preclinical or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our products. We may have difficulty obtaining a sufficient number of appropriate patients or clinical support to conduct our clinical trials as planned. A number of additional events could delay the completion of our clinical trials, including conditions imposed on us by the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials, lower than anticipated retention rates for patients in our clinical trials, insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials or the failure of our third party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner. As a result, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We depend on independent clinical investigators and, in some cases, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the general investigational plan and protocol. Our reliance on these third parties that we do not control does not relieve us of our responsibility to comply with the regulations and standards of the FDA relating to good clinical practices. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the applicable trials plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

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

Because of the high demand for talented personnel within our industry, we could experience difficulties in recruiting employees necessary for our success and growth.

Because competition for talented employees within our industry is fierce, we may not be successful in hiring, retaining or promptly replacing key management, sales, marketing and technical personnel. Any failure to expeditiously fill our needs for key personnel could have a material adverse effect on our business.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

We have incurred net losses of $198.2 million for the year ended December 31, 2005, $252.3 million for the year ended December 31, 2004 and $483.7 million for the year ended December 31, 2003. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to help fund these costs and achieve positive net income. Our ability to achieve positive net income would be adversely impacted if our acquired intangible assets and goodwill, primarily resulting from our acquisition of COR, became impaired as a result of reduced market capitalization or product failures or withdrawals. We cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully develop products and generate revenues from the sale of approved products and from existing and potential future strategic alliances.

We may need additional financing, which may be difficult to obtain. Our failure to obtain necessary financing or doing so on unattractive terms could adversely affect our business and operations.

We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products. We will also require substantial funds to meet our obligations to our collaborators, manufacture and market products that are approved for commercial sale, including VELCADE, and meet our debt service obligations. We may also require additional financing to execute on product in-licensing or acquisition opportunities. Additional financing may not be available when we need it or may not be available on favorable terms.

If we are unable to obtain adequate funding on a timely basis, we may have to delay or curtail our research and development programs, our product commercialization activities or our in-licensing or acquisition activities. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to specified technologies, product candidates or products which we would otherwise pursue on our own.

Our indebtedness and debt service obligations may adversely affect our cash flow and otherwise negatively affect our operations.

At December 31, 2005, we had approximately $105.5 million of outstanding convertible debt, of which $5.9 million matures in 2006 and $99.6 million matures in 2007 and $80.4 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $8.2 million over the next two years. We will be required to make interest payments totaling approximately $7.5 million over the next three years on our capital leases.

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

We recorded restructuring charges of $77.1 million for the year ended December 31, 2005, $38.0 million for the year ended December 31, 2004 and $191.0 million for the year ended December 31, 2003. In December 2002 and June 2003, we took steps as part of our 2003 restructuring plan to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. We may not achieve the cost savings anticipated from the restructurings because such savings are difficult to predict and speculative in nature. On September 1, 2005, we transferred exclusive U.S. commercialization and development rights of INTEGRILIN to SGP and on October 26, 2005, we announced additional efforts to refine our strategy including a substantial reduction of our inflammation discovery programs. As a result of these efforts, we expect to reduce total research and development and selling, general and administration expenses by approximately 19 percent in 2006 from 2005 and 30 percent in 2006 from 2004. We expect to record additional restructuring charges of between $25.0 million to $30.0 million in 2006. We may not achieve our estimated expense reductions because such savings are difficult to predict and speculative in nature.

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

•       Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their development and commercialization priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of some of our products, including VELCADE and INTEGRILIN, to reach their potential could be limited if our collaborators decrease or fail to increase marketing or spending efforts related to such products.

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

Under the terms of our revised agreement with SGP effective as of September 1, 2005, SGP will pay us royalties  based on net product sales of INTEGRILIN. In 2006 and 2007, minimum royalty payments for each year are set at $85.4 million, with some conditions that could reduce these minimums. If SGP’s INTEGRILIN sales after 2007 are less than expected, we will receive less royalty revenue than we expect, which would have a material adverse effect on our ability to fund other parts of our business.

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

•       obtain and maintain patents;

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

We may not have rights under some patents or patent applications related to some of our existing and proposed products or processes. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, manufacture, sell or import some of our existing and proposed products or processes, we or our collaborators may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad, or those that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products or processes.

Our MLN02 and MLN1202 product candidates are humanized monoclonal antibodies. We are aware of third party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using recombinant antibodies.

With respect to VELCADE, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE.

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

We are a party to various license agreements. In particular, we license rights to patents for the formulation of VELCADE and issued patents relating to MLN518 and MLN1202. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

Risks Relating to Product Manufacturing, Marketing and Sales

Because we have limited sales, marketing and distribution experience and capabilities, in some instances we are dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

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

SGP exclusively markets INTEGRILIN in areas outside of Europe, including the United States, and GSK exclusively markets INTEGRILIN in Europe. As a result, except for our minimum royalty payments from SGP in 2006 and 2007, our success in receiving royalties and milestone payments from sales of INTEGRILIN depends entirely on the marketing efforts of these third parties.

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

Because we have no commercial manufacturing capabilities, we will continue to be dependent on third party manufacturers to manufacture products for us, or we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

We have no commercial-scale manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals and commercialize products, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities.

We currently rely substantially upon third parties to produce material for preclinical testing purposes and expect to continue to do so in the future. We also currently rely and expect to continue to rely, upon other third parties, potentially including our collaborators, to produce materials required for clinical trials and for the commercial production of our products.

There are a limited number of contract manufacturers that operate under the FDA’s good manufacturing practices regulations capable of manufacturing our products. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or commercialize them, or we may experience delays in doing so.

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

Because we have no commercial manufacturing capability for VELCADE and INTEGRILIN, we are dependent on third parties to produce product sufficient to meet market demand.

We are responsible for managing the supply of material for all clinical and commercial production of VELCADE, including VELCADE that Ortho Biotech sells or uses in clinical trials, and INTEGRILIN, including INTEGRILIN that SGP and GSK sell or use in clinical trials.

We rely on third party contract manufacturers to manufacture, fill/finish and package VELCADE for both commercial purposes and for all clinical trials. We have established long-term supply relationships for the production of commercial supplies of VELCADE. We work with one manufacturer, with whom we have a long-term supply agreement, to complete fill/finish for VELCADE. If any of our current third party manufacturers performing production and fill/finish for VELCADE are unable or unwilling to continue performing these services for us and we are unable to find a replacement manufacturer or in the future we are otherwise unable to contract with manufacturers to produce commercial supplies of VELCADE in a cost-effective manner, we could run out of VELCADE for commercial sale and clinical trials and our business could be substantially harmed.

We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have two manufacturers that currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of bulk product. As a result, unless we have an approved alternative process technology, we will be reliant on these manufacturers. We have two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. If our current manufacturers are unable to continue or decide to discontinue their fill/finish services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could harm our business.

We have filed with the FDA for approval of an alternate process technology for INTEGRILIN. We cannot quantify the time or expense that may ultimately be required to obtain approval for an alternate process technology, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any new process technology successfully.

In order to mitigate the risk of INTEGRILIN supply interruption, we have entered into a new third party fill/finish and bulk product manufacturing arrangement on commercially reasonable terms and are currently engaged in completing a new third party arrangement which will manufacture eptifibatide utilizing the new process. We may not be able complete this third party arrangement. Even if we do, if demand for INTEGRILIN does not meet our forecasts, the manufacturing cost under this new arrangement could be more expensive on a per unit basis than the cost under our existing arrangements, which would decrease royalty payments due from SGP and would adversely affect our business. Furthermore, because these are new manufacturing arrangements, these manufacturers may encounter difficulties that could adversely affect the supply of INTEGRILIN and, thereby, harm our business.

If we fail to obtain an adequate level of reimbursement for our products by third party payors, there may be no commercially viable markets for our products.

The availability and levels of reimbursement by governmental and other third party payors affect the market for any pharmaceutical product or health care service. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products as profitably as we expect if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount.

In particular, third party payors could lower the amount that they will reimburse hospitals or doctors to treat the conditions for which the FDA has approved VELCADE or INTEGRILIN. If they do, pricing levels or sales volumes of VELCADE or INTEGRILIN may decrease. In addition, if we fail to comply with the rules applicable to the Medicaid and Medicare programs, we could be subject to the imposition of civil or criminal penalties or exclusion from these programs.

In foreign markets, a number of different governmental and private entities determine the level at which hospitals will be reimbursed for administering VELCADE and INTEGRILIN to insured patients. If these levels are set, or reset, too low, it may not be possible to sell VELCADE or INTEGRILIN at a profit in these markets.

In both the United States and foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. For example, the Medicare Prescription Drug and Modernization Act of 2003 and its implementing regulations impose new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products. These new requirements have created uncertainty among oncologists and could impact sales levels of VELCADE as oncologists adapt to the new reimbursement model. Further proposals are also likely. The current uncertainty and the potential for adoption of additional proposals could affect the timing of product revenue, our ability to raise capital, obtain additional collaborators and market our products.

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

The trading price of our common stock has been quite volatile, and may be volatile in the future. During 2005, our common stock traded as high as $12.34 per share and as low as $7.63 per share. Factors such as announcements of our or our competitors’ operating results, data from our or our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors’ products or business could have a significant impact on the future trading prices of our common stock.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U.S. Securities and Exchange Commission at December 31, 2005.

Item 2.                        PROPERTIES

We lease a total of approximately 1,318,593 square feet of office and laboratory space. This table contains information about our current materially important leased properties:

Location	Square Feet	Use	Lease expiration date
Several locations in	639,279 (183,622 sublet)	corporate headquarters	2006 to 2020
Cambridge, Massachusetts		office
		laboratory
South San Francisco,	136,242 (64,720 sublet)	office	2011
California		laboratory
Cambridge, England	91,900	laboratory	2023
		office

In connection with our 2003 and 2005 restructuring initiatives, we have sublet 248,342 square feet of our facilities, as shown in the table above. We have sublet 183,622 square feet of space in various Cambridge, Massachusetts facilities and are seeking to sublease an additional 181,022 square feet of these facilities. We have consolidated our Cambridge, Massachusetts operations into our remaining facilities in that location. We have closed our facilities in Cambridge, England and South San Francisco, California and have sublet 64,720 square feet of space in South San Francisco, California. We are seeking to sublease the remaining 163,422 square feet of our Cambridge, England and South San Francisco, California facilities and plan to sublease those facilities through the end of our lease terms.

We believe that our leased and occupied facilities will be adequate to meet our requirements for the near term.

Item 3.                        LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2005.

OUR EXECUTIVE OFFICERS

Deborah Dunsire, M.D. Chief Executive Officer and President (since July 2005) Age 43

Prior to joining Millennium, Dr. Dunsire was Head of North American Oncology Operations (2000 to July 2005) and Vice President, Oncology Business Units (1996 to 2000) of Novartis, a pharmaceutical company. Prior to that she held various positions with Sandoz, a pharmaceutical company (1988 to 1996) in the areas of product management, scientific development and clinical research.

Christophe Bianchi, M.D. Executive Vice President, Commercial Operations (since February 2006) Age 44

Prior to joining Millennium, Dr. Bianchi was Vice President, Business Unit Head, Oncology of sanofi-aventis US (formerly sanofi-synthelabo USA), a biopharmaceutical company (2004 to January 2006). Previously, he was Vice President, Internal Medicine and Central Nervous System Business Unit at sanofi-synthelabo (2001 to 2004). He served as President Europe, Senior Vice President Global Marketing and Business Development of Sangstat Pharmaceuticals, a biopharmaceutical company (2000 to 2001). Dr. Bianchi held various positions with Rhone-Poulenc Rorer, a biopharmaceutical company (1989 to 1999), where his last position was Vice President of Global Marketing.

Marsha H. Fanucci Senior Vice President and Chief Financial Officer (since July 2004) Age 52

Ms. Fanucci was Senior Vice President, Finance and Corporate Strategy of Millennium (October 2003 to July 2004), Vice President, Finance and Corporate Strategy (July 2003 to October 2003) and Vice President, Corporate Development (July 2000 to July 2003). Prior to joining Millennium, she was Vice President, Corporate Development and Strategy of Genzyme Corporation, a biotechnology company (August 1998 to June 2000).

Stephen M. Gansler Senior Vice President, Human Resources (since February 2006) Age 51

Prior to joining Millennium, Mr. Gansler was Vice President, Human Resources of Synta Pharmaceuticals, Inc., a biotechnology company (2005 to February 2006). He was Senior Vice President, Human Resources of Covanta Energy Corporation, a provider of waste-to-energy services (2001 to 2004). Prior to that, Mr. Gansler held Vice President of Human Resources positions at Johnson & Johnson, a diversified health care company (1981 to 2001) and was a member of the management board of a number of Johnson & Johnson companies.

Laurie B. Keating Senior Vice President, General Counsel and Secretary (since September 2004) Age 52

Prior to joining Millennium, Ms. Keating was Vice President of Operations and Finance (September 2003 to September 2004), member of the Board of Directors (June 2001 to present) and Chief Executive Officer (June 2001 to September 2003) of Hydra Biosciences, Inc., a biopharmaceutical company. She served as Executive Vice President, General Counsel and Secretary (July 1999 to June 2000 and November 2000 to January 2001) and Interim Chief Executive Officer (June 2000 to November 2000) of Campus Pipeline, an Internet infrastructure company focused on higher education. Prior to that, she was Senior Vice President, General Counsel and Secretary of Iomega Corporation, a computer storage solutions company (January 1997 to June 1999) and Senior Vice President, General Counsel and Secretary of Sybase, Inc., an information technology company (March 1989 to January 1997).

Anna Protopapas Senior Vice President, Corporate Development (since March 2005) Age 41

Ms. Protopapas was Vice President, Corporate Development of Millennium (March 2001 to March 2005), Senior Director, Corporate Development (April 1999 to March 2001) and Director, Corporate Development (October 1997 to April 1999). Prior to joining Millennium, Ms. Protopapas held a variety of marketing and business development roles in companies outside of the life sciences field.

Robert I. Tepper, M.D. President, Research and Development (since December 2002) Age 50

Dr. Tepper was Executive Vice President, Discovery of Millennium (June 2001 to December 2002) and Chief Scientific Officer (March 1999 to December 2002), Senior Vice President (June 2000 to June 2001), Chief Scientific Officer, Pharmaceuticals (November 1997 to March 1999), Vice President, Biology (January 1996 to November 1997), and Director, Biology (August 1994 to January 1996).

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Millennium’s Common Stock and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol “MLNM.” The following table reflects the range of the reported high and low last sale prices on the NASDAQ National Market for the periods indicated.

	2005		2004
	High	Low	High	Low
First quarter	$11.97	$8.06	$19.63	$16.58
Second quarter	9.80	7.79	18.51	13.55
Third quarter	11.09	9.14	14.00	10.15
Fourth quarter	10.92	8.09	13.41	11.02

On March 3, 2006, the closing price per share of our common stock was $10.50, as reported on the NASDAQ National Market and we had approximately 873 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will retain any earnings for use in the operation of our business and will not pay any cash dividends.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Item 6.                        SELECTED FINANCIAL DATA

Millennium Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Net product sales	$192,073	$143,052	$59,647	$—	$—
Co-promotion revenue	123,524	206,264	184,333	159,971	—
Revenue under strategic alliances	204,519	98,890	189,707	193,062	246,216
Royalties (Note 1)	38,192	—	—	—	—
Total revenues	558,308	448,206	433,687	353,033	246,216
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	141,327	70,286	61,189	47,256	—
Research and development	342,184	402,558	488,538	511,210	400,575
Selling, general and administrative	180,599	196,644	178,830	168,902	82,663
Restructuring	77,110	38,033	191,013	2,994	—
Acquired in-process R&D (Note 2)	—	—	—	242,000	—
Amortization of intangibles (Note 3)	33,987	33,512	38,890	34,916	64,554
Total costs and expenses	775,207	741,033	958,460	1,007,278	547,792
Loss from operations	(216,899)	(292,827)	(524,773)	(654,245)	(301,576)
Other income	18,650	40,530	41,086	64,052	109,571
Net loss	$(198,249)	$(252,297)	$(483,687)	$(590,193)	$(192,005)
Amounts per common share:
Net loss, basic and diluted	$(0.64)	$(0.83)	$(1.63)	$(2.13)	$(0.88)
Weighted-average shares, basic and diluted	308,284	304,830	297,641	277,665	218,937
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$645,588	$700,407	$915,303	$1,759,063	$1,474,868
Total assets	2,527,632	2,757,031	3,010,263	3,997,607	1,907,734
Current liabilities	164,595	240,861	255,758	949,547	203,163
Capital lease obligations, net of current portion	76,226	80,452	87,889	61,338	35,107
Long-term debt, net of current portion	99,571	105,461	105,461	83,325	83,325
Stockholders’ equity	2,101,678	2,272,994	2,501,526	2,901,693	1,568,237

Note 1: On September 1, 2005, Millennium transferred the exclusive U.S. rights for INTEGRILIN products to Schering Corporation and Schering-Plough, Ltd, together referred to as SGP. In connection with the closing of the transaction, Millennium now records royalty revenue.

Note 2: On February 12, 2002, Millennium acquired COR Therapeutics, Inc. The transaction was recorded as a purchase for accounting purposes and the consolidated statements of operations data include COR’s operating results from the date of acquisition.

Note 3: The Company’s 2002 results from operations reflect the adoption of Financial Accounting Standards Board (“FASB”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Upon adoption, the Company ceased the amortization of goodwill.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of our operations contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often used the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will” and similar expressions to help identify forward-looking statements.

Actual results may differ from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, those factors discussed in this annual report under the heading “Risk Factors That May Affect Results.”

Overview

We are a leading biopharmaceutical company focused on discovering, developing and commercializing innovative products in disease areas with unmet medical needs. We currently market VELCADE, the market leader in the multiple myeloma relapsed setting. We have a development pipeline of seven clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammation and we have an oncology-focused discovery organization. Strategic business relationships are a key component of our business.

On October 26, 2005, we announced our refined business strategy to focus on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline in oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we have taken and will continue to take steps to reduce total annual research and development and selling, general and administrative expenses in 2006 by 19% from 2005 and 30% from 2004. These steps build on our restructured relationship with Schering Corporation and Schering-Plough Ltd., together referred to as SGP. We reduced the size of our company from 1,500 employees at the end of 2004 to approximately 1,100 employees at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and business support groups. In addition, we are evaluating the potential of further consolidation of our Cambridge, Massachusetts-based facilities.

We expect the total restructuring charge resulting from the refined strategy to be between approximately $65.0 million and $75.0 million, primarily consisting of facilities costs and employee termination benefits. We recorded approximately $42.5 million of this charge in 2005 and we expect to record the remaining charge of between $25.0 and $30.0 million in 2006. We continue to evaluate strategic alternatives and as a result, future restructuring charges could vary significantly from current expectations.

On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. We receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007.

In addition, upon closing the SGP transaction in the third quarter of 2005, we recognized strategic alliance revenue of approximately $71.4 million in connection with the sale to SGP of our existing INTEGRILIN raw materials and finished goods inventory, and SGP assumed development responsibilities relating to the product. We continue to manage the supply of product for INTEGRILIN at the expense of SGP for products sold in the SGP territories.

We expect our new relationship with SGP to be at least financially equivalent to the former co-promotion arrangement, taking into account the expected future revenues and anticipated costs savings. Strategically, our goal in restructuring the relationship was to increase the near term certainty of revenues from INTEGRILIN through the guaranteed minimum royalties for 2006 and 2007, while eliminating the need to further invest our resources into INTEGRILIN sales and marketing and development activities.

Our overall business strategy is to build a portfolio of innovative, new medicines based on our understanding of particular molecular pathways that affect the establishment and progression of specific diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but will seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us. For example, we generally intend to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or for markets outside of the United States.

In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through Ortho Biotech Products, L.P., a member of the Johnson & Johnson Family of Companies, or Ortho Biotech, elsewhere for initial treatment of multiple myeloma and for the treatment of additional cancer types. We believe that these additional uses of VELCADE would lead to a significant expansion of our cancer business. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

In the long term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs and expect to continue to evaluate opportunities to supplement our pipeline through in-licensing and acquisitions. If we are successful, we would use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations.

VELCADE

VELCADE, the first of a new class of medicines called proteasome inhibitors, was the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval from the Food and Drug Administration, or FDA, on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third line and beyond.  This approval was subject to the completion of and submission of data from the phase III APEX clinical trial.

In March 2005, we received approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second line. This regulatory decision also marks the completion of the May 2003 post-approval requirements.

In April 2004, the European Commission granted Marketing Authorization for VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy in Europe. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004.

VELCADE has also been approved in a number of other countries, including countries within Latin America and South-East Asia, bringing the total number of approved countries to more than 60.

In April 2005, our collaborator, Ortho Biotech, received approval from the European Commission for VELCADE as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation.

The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin’s lymphoma, in November 2004, due to the high unmet medical need of these patients and based on the strength of data for VELCADE in its clinical trials. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document. We expect to file a sNDA for VELCADE as a monotherapy for the treatment of relapsed and refractory mantle cell lymphoma during the second half of 2006.

Our Alliances

Ortho Biotech Collaboration

In June 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization of and through the agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, continue clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from Ortho Biotech and its affiliates from sales of VELCADE outside of the United States. We retain an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.

We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma. JJPRD was responsible for 40% of the joint development costs through 2005 and is responsible for 45% of those costs after 2005. In addition, we may receive payments from Ortho Biotech for achieving clinical development milestones, regulatory milestones outside of the United States or milestones based upon agreed-upon sales levels of VELCADE.

INTEGRILIN

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

Under our original agreement with SGP, we generally shared any profits or losses from sales in the United States with SGP based on the amount of promotional efforts that each party contributed. Since the United States launch of INTEGRILIN in June 1998, we shared promotional efforts in the United States equally with SGP, except for costs associated with marketing programs specific to us.

After September 1, 2005, under our amended collaboration agreement with SGP, we began receiving royalties on sales of INTEGRILIN in the United States. SGP continues to pay us royalties on sales of INTEGRILIN in specified territories outside of the European Union and reimburses us for manufacturing-related costs for INTEGRILIN.

GSK License Agreement

In June 2004, we reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorizations for the European Union from SGP to GSK was completed, and GSK began selling INTEGRILIN in the countries of the European Union. GSK also markets INTEGRILIN in other European countries where it has received approval of the transfer from SGP to GSK of the relevant marketing authorizations. Under the terms of the agreement, we have received license fees and are entitled to future royalties from GSK on INTEGRILIN sales in Europe subject to the achievement of specified objectives.

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

sanofi-aventis Inflammatory Disease Discovery Collaboration

In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of specified inflammatory diseases. This agreement covers a substantial portion of our development program in the inflammatory disease area and provides us with potential access to sanofi-aventis’ large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of the agreement expired on October 31, 2005. However, we and sanofi-aventis are continuing a limited research program covering three advanced preclinical candidates discovered through the research program collaboration. The development and commercialization programs continue under the agreement.

As provided in the original agreement, in North America, we have agreed to share the responsibility for and cost of developing, manufacturing and marketing products arising from the alliance. Outside of North America, sanofi-aventis is responsible for and will bear the cost of developing, manufacturing and marketing products arising from the alliance. sanofi-aventis is required to pay us a royalty on product sales outside of North America. Under this agreement, sanofi-aventis acquired 4.5 million shares of our common stock over a two-year period through 2001 for $250.0 million.

To date, we and sanofi-aventis have identified a significant number of novel drug targets relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. As of the end of 2005, the alliance had identified several development candidates, two of which, MLN3897 and MLN3701 are now being tested by us in phase I clinical trials.

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

Revenue

We recognize revenue from the sale of our products, our co-promotion collaboration through August 31, 2005, our strategic alliances and from royalties based on net sales of licensed products. We divide our revenue arrangements with multiple elements into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units based on their respective fair values, and we apply the applicable revenue recognition criteria to each of the separate units. We classify advance payments received in excess of amounts earned as deferred revenue until earned.

We recognize revenue from the sale of VELCADE in the United States when delivery has occurred and title has transferred. We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to significantly stock inventory due to the expensive nature of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source distribution model. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so would result in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at December 31, 2005.

Through August 31, 2005, we recognized co-promotion revenue based on SGP’s reported shipments of INTEGRILIN to wholesalers. Co-promotion revenue included our share of the profits from the sales of INTEGRILIN and reimbursements of our manufacturing-related costs, development costs and advertising and promotional expenses. We communicated with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation included estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. Adjustments to our estimates were based upon actual information that we received subsequent to our reporting deadlines. Our estimates were adjusted on a monthly basis and historically the adjustments were not significant due to frequent communication with SGP.

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

We are entitled to receive royalty payments under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. These license agreements provide for the payment of royalties to us based on sales of the licensed product and we record royalty revenues based on estimates of sales from interim data provided by licensees. Beginning September 1, 2005, upon closing the amended collaboration agreement with SGP, we began recording royalty revenues as a separate line item in our statement of operations. Going forward, we will perform an analysis of historical royalties we have been paid, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual royalty revenues and estimated royalty revenues will be adjusted for in the period which they become known, typically the following quarter. We do not expect these adjustments to be significant. To the extent we do not have sufficient ability to accurately estimate royalty revenue, we will record royalties on a cash basis.

Inventory

Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At December 31, 2005 and December 31, 2004, inventory does not include amounts for products that had not been approved for sale. Inventories primarily represent raw materials used in production, work in process and finished goods inventory on hand, valued at cost, for VELCADE, raw material used in production and work in process, valued at cost, for INTEGRILIN to supply GSK and limited amounts of work in process, valued at cost, for INTEGRILIN to supply SGP. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would adjust inventory to its net realizable value.

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

Goodwill

On October 1, 2005, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which could result in a material impairment charge to our statement of operations.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R requires companies to calculate and record in the statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005, or January 1, 2006.

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

We adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method. As permitted by SFAS No. 123, we historically accounted for share-based payments to employees using the intrinsic value method under APB 25, “Accounting for Stock Issued to Employees” and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We estimate this expense to be in the range of $40.0 million to $50.0 million in 2006, dependent upon market price, assumptions used in estimating the fair value and the levels of share-based payments granted in 2006. Changes in market price and our assumptions could cause future expenses to vary significantly from our current estimates.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

Reclassifications

We have reclassified certain prior year amounts within operating activities of the consolidated statements of cash flows to conform to the current year presentation. This reclassification has no impact on our previously reported net loss or net cash used in operating activities in any period.

Results of Operations

	Year Ended December 31,			Annual Percentage Change
	2005	2004	2003	2005/2004	2004/2003
	(In Thousands, Except Per Share)
Revenues:
Net product sales	$192,073	$143,052	$59,647	34%	140%
Co-promotion revenue	123,524	206,264	184,333	(40)	12
Revenue under strategic alliances	204,519	98,890	189,707	107	(48)
Royalties	38,192	—	—	—	—
Total revenues	558,308	448,206	433,687	25	3
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	141,327	70,286	61,189	101	15
Research and development	342,184	402,558	488,538	(15)	(18)
Selling, general and administrative	180,599	196,644	178,830	(8)	10
Restructuring	77,110	38,033	191,013	103	(80)
Amortization of intangibles	33,987	33,512	38,890	1	(14)
Total costs and expenses	775,207	741,033	958,460	5	(23)
Loss from operations	(216,899)	(292,827)	(524,773)	(26)	(44)
Other income (expense):
Investment income, net	29,083	11,221	32,625	159	(66)
Interest expense	(10,433)	(10,691)	(21,043)	(2)	(49)
Gain on sale of equity interest in joint venture	—	40,000	40,000	(100)	—
Debt financing charge	—	—	(10,496)	—	(100)
Net loss	$(198,249)	$(252,297)	$(483,687)	(21)%	(48)%
Amounts per common share:
Net loss per share, basic and diluted	$(0.64)	$(0.83)	$(1.63)
Weighted-average shares, basic and diluted	308,284	304,830	297,641

Revenues

Total revenues increased 25% to $558.3 million in 2005 and three percent to $448.2 million in 2004. Increases in 2005 were primarily due to the net effect of the restructured SGP collaboration relationship and increased net product sales of VELCADE. Increases in 2004 were primarily driven by product-related revenue, including net product sales of VELCADE and increased co-promotion revenue.

Net product sales of VELCADE increased 34% to $192.1 million in 2005 and 140% to $143.1 million in 2004 from $59.6 million in 2003. The increase in 2005 was primarily due to growth in the second-line treatment setting as a result of the March 2005 FDA market approval of our sNDA filing. The increase in 2004 over 2003 was due to net product sales for 12 months in 2004 compared to only eight months in 2003. Reserves for product returns, chargebacks and discounts represented approximately 5.0% to 5.5% of gross product sales in 2005 and 2004. Product sales from VELCADE represented approximately 34% of our 2005 total revenues, 32% of our 2004 total revenues and 14% of our 2003 total revenues.

Co-promotion revenue, based on sales of INTEGRILIN, decreased 40% to $123.5 million in 2005 and increased 12% to $206.3 million in 2004 from $184.3 million in 2003. As of September 1, 2005, we are no longer reporting co-promotion revenue due to our restructured relationship with SGP. The 2004 increase was due to higher net reimbursement from SGP based upon our higher level of spending under our original collaboration agreement and increased product sales in the United States. Co-promotion revenue represented approximately 22% of our 2005 total revenues, 46% of our 2004 total revenues and 43% of our 2003 total revenues.

Revenue under strategic alliances increased 107% to $204.5 million in 2005 and decreased 48% to $98.9 million in 2004 from $189.7 million in 2003. The increase in 2005 was primarily due to the reimbursement of manufacturing-related expenses, including the September 1, 2005 one-time sale of the existing raw materials and finished goods INTEGRILIN inventory to SGP of approximately $71.4 million. The decrease in 2004 is primarily due to the April 2003 termination of the sanofi-aventis technology transfer agreement and reduced revenue recognized under the research phase of our alliance with Bayer, AG, partially offset by increased revenue under our Ortho Biotech alliance from milestone payments of approximately $54.0 million earned in 2004 relating to VELCADE for Injection approval in the European Union and the achievement of specified sales levels of VELCADE. Included in strategic alliance revenue in 2003 is $8.6 million that was recognized in prior years relating to the adoption of SAB 101, “Revenue Recognition in Financial Statements.”

We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with major pharmaceutical companies.

Beginning September 1, 2005, in connection with the closing of our transaction with SGP, we now record royalty revenue. Royalty revenue may include royalties earned upon sales of INTEGRILIN in the United States and other territories around the world as provided by SGP, royalties earned upon sales of INTEGRILIN in Europe as provided by GSK, distribution fees earned upon sales outside of the United States of VELCADE as provided by Ortho Biotech and any royalties earned under certain of our early discovery alliances. During 2005, we recorded $38.2 million of royalty revenue which primarily included royalties from SGP and Ortho Biotech.

Cost of Sales

Cost of sales increased 101% to $141.3 million in 2005 and 15% to $70.3 million in 2004. Cost of sales includes manufacturing-related expenses associated with the sale of VELCADE and INTEGRILIN. The 2005 increase was primarily attributable to the one-time sale of existing INTEGRILIN inventory to SGP on September 1, 2005. The increase in 2004 was primarily driven by increased sales of VELCADE and INTEGRILIN.

Research and Development

Research and development expenses decreased 15% to $342.2 million in 2005 and 18% to $402.6 million in 2004. The decrease in 2005 was primarily a result of cost reductions associated with our 2005 strategy refinement and restructuring efforts combined with the decreased spending in our discovery organization. Research and development expenses in 2005 include outside research and development services primarily related to our further development of VELCADE, personnel and personnel-related costs. The decrease in 2004 primarily reflected the financial benefits of our June 2003 restructuring efforts, partially offset by increases in clinical trial costs for MLN2704 and INTEGRILIN. We expect research and development expenses to decrease in 2006 due to our 2005 strategy refinement and restructuring efforts.

In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. In January 2006, as part of our portfolio review process, based on the evaluation of recent clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development of MLN2704 in its current form as well as MLN1202 in rheumatoid arthritis. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of these drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinase, or RTK, including FLT-3, PDGF-R and c-KIT	Acute myeloid leukemia Glioma Renal Prostate	phase I/phase II phase I planned for 2006 phase I planned for 2006 phase I planned for 2006
MLN8054 is a small molecule inhibitor of AuroraA kinases	Advanced malignancies	phase I
Inflammatory Diseases
MLN02 is a humanized monoclonal antibody directed against the alpha4ß7 receptor	Crohn’s disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Secondary atherosclerosis Scleroderma	phase IIa phase IIa phase IIa planned for 2006
MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned for 2006
MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN0415 is a small molecule inhibitor of IKKB	Inflammatory diseases	phase I planned for 2006

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

Selling, General and Administrative

Selling, general and administrative expenses decreased eight percent to $180.6 million in 2005 and increased ten percent to $196.6 million in 2004. The decrease in 2005 was primarily the result of reduced sales and marketing expenses associated with the transfer of the U.S. commercialization rights to INTEGRILIN to SGP as of September 1, 2005 partially offset by increased sales and marketing spending associated with the launch of VELCADE for its additional indication. The increase in 2004 was due to increased commercial spending to support VELCADE and INTEGRILIN, particularly the full year of increased headcount and activities by the VELCADE and expanded INTEGRILIN sales forces in 2004 partially offset by decreased expenses in corporate general and administrative functions attributable to our 2003 restructuring and cost containment efforts.

Restructuring

During the fourth quarter of 2005, we announced our 2005 strategy refinement focused on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline in oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we have taken a series of steps, building on our restructured relationship with SGP, which together we expect will reduce research and development and selling, general and administrative expenses in 2006. We have reduced the size of our company from 1,500 employees at the end of 2004 to approximately 1,100 at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups. In addition, we are evaluating the potential of further consolidating our Cambridge, Massachusetts-based facilities.

In December 2002 and June 2003, we took steps as part of our 2003 restructuring plan to focus our resources on drug development and commercialization. Our restructuring plan included consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects.

We account for restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specified requirements. Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring.

In accordance with SFAS No. 146, our facilities related expenses and liabilities under both the 2003 and 2005 restructuring plans included estimates of the remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy. We validated our estimates and assumptions with independent third parties having relevant expertise in the real estate market. We review our estimates and assumptions on a regular basis until the outcome is finalized, and make whatever modifications we believe necessary, based on our best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

During 2005, we recorded a total of $77.1 million of restructuring charges under the 2005 strategy refinement and our 2003 restructuring plan. We recorded restructuring charges of approximately $42.5 million under the 2005 restructuring plan primarily related to the remaining rental obligation, net of sublease income, of vacated facilities, the impairment charges for leasehold improvements that were abandoned at such facilities and employee termination benefits for the employees affected by the transfer of the U.S. commercialization rights to INTEGRILIN to SGP, as well as the headcount reductions within inflammation discovery and business support groups. We expect to record additional restructuring charges of between $25.0 and $30.0 million in 2006 relating to our restructuring efforts. We continue to evaluate strategic alternatives and as a result, future results could vary significantly from current expectations. We recorded approximately $34.6 million of restructuring charges in 2005 under our 2003 restructuring plan. The majority of this charge represented $30.6 million of additional facilities expense recorded  in the third quarter of 2005, primarily reflecting changes in our estimate of the length of time it would take to sublease certain vacated properties based upon our continuing review of current real estate market conditions.

Amortization of Intangibles

Amortization of intangible assets of $34.0 million in 2005 was relatively unchanged from 2004 of $33.5 million and decreased 14% from 2003 to 2004. Amortization decreased in 2004 as the specifically identified intangible assets from our LeukoSite, Inc., or LeukoSite, acquisition were fully amortized as of December 2003. Amortization in 2005 and 2004 primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

Investment income increased 159% to $29.1 million in 2005 and decreased 66% to $11.2 million in 2004. The increase in 2005 was primarily attributable to the realized gain of approximately $10.5 million recognized upon the sale of our cost method investment in TransForm Pharmaceuticals, Inc., or TransForm, combined with the lower realized losses recognized in 2005 as compared to 2004. We expect to record an additional gain of up to approximately $2.8 million in the second half of 2006 upon the final settlement and receipt of the escrowed portion of the TransForm sales proceeds. The decrease in 2004 was primarily a result of a lower average balance of invested funds, as well as increased realized losses on marketable securities and other investments.

Interest Expense

Interest expense of $10.4 million in 2005 was relatively unchanged from the 2004 expense of $10.7 million and decreased 49% from 2003 to 2004. The decrease from 2003 to 2004 was attributable to the April 2003 repurchase of $577.8 million aggregate principal amount of our 5.0% convertible subordinated notes due March 1, 2007, that are convertible into our common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”) and our 4.5% convertible senior notes due June 15, 2006, that are convertible into our common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”).

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

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic purchases of debt and equity securities of some of our alliance collaborators in accordance with our Board of Directors’ approved policies and our business needs. These investments were generally in smaller companies. We have and may in the future lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We also have committed to fund development costs incurred by some of our collaborators.

We have funded our cash requirements primarily through the following:

•       our co-promotion relationship with SGP for the sale of INTEGRILIN through August 31, 2005;

•       product sales of VELCADE;

•       payments from our strategic collaborators, including equity investments, license fees, milestone payments and research funding;

•       royalty payments related to the sales of our products; and

•       equity and debt financings in the public markets.

In the future, we expect to continue to fund our cash requirements from some or all of these sources as well as from sales of other products, subject to receiving regulatory approval. We are entitled to additional committed research and development funding under some of our strategic alliances. We believe the key factors that could affect our internal and external sources of cash are:

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

As of December 31, 2005 we had $645.6 million in cash, cash equivalents and marketable securities. This excludes $8.5 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of December 31, 2005, which primarily serve as collateral for letters of credit securing leased facilities.

Our significant capital resources are as follows:

	December 31,
(in thousands)	2005	2004	2003
Cash, cash equivalents and marketable securities	$645,588	$700,407	$915,303
Working capital	576,501	660,751	858,990
Long term debt, net of current portion	99,571	105,461	105,461

	Year Ended December 31,
(in thousands)	2005	2004	2003
Cash provided by (used in):
Operating activities	$(56,849)	$(173,161)	$(221,155)
Investing activities	32,988	117,904	(480,321)
Financing activities	13,713	14,397	(574,945)
Capital expenditures (included in investing activities above)	(12,466)	(49,842)	(52,422)

Cash Flows

The principal use of cash in operating activities in both 2005 and 2004 was to fund our net loss. In September 2005, we received approximately $85.5 million from SGP, consisting of the upfront license fee associated with the U.S. commercialization rights for INTEGRILIN, as well as payment for the one-time sale of existing INTEGRILIN raw materials and finished goods inventory. In January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

Investing activities provided cash of $33.0 million in 2005. The principal source of funds during 2005 was the proceeds from sales and maturities of marketable securities. In April 2005, we recorded proceeds of approximately $10.6 million upon the sale of our cost method investment in TransForm. We expect to record an additional realized gain of up to approximately $2.8 million in the second half of 2006 upon the final settlement and receipt of the escrowed portion of the sale proceeds. The decrease in capital expenditures from 2004 is a result of lower leasehold improvements expenditures as well as cost savings associated with our restructuring efforts. Investing activities provided cash of $117.9 million in 2004, primarily from the sales and maturities of marketable securities.

Financing activities provided cash of $13.7 million in 2005 and $14.4 million in 2004. The principal source in both years was from the sales of common stock to our employees. We used cash in financing activities to make principal payments on our capital leases.

We believe that our existing cash and cash equivalents and the anticipated cash payments from our product sales, co-promotion revenue, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

Our major outstanding contractual obligations relate to our facilities leases, convertible notes, and capital lease financings.

As of December 31, 2005, our convertible notes aggregated to $105.5 million in principal amount outstanding, of which $5.9 million is classified as short term. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. As of December 31, 2005, these notes consisted of:

•       $83.3 million of principal of 5.5% convertible subordinated notes due January 15, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share (the “5.5% notes”);

•       $16.3 million of our 5.0% notes; and

•       $5.9 million of our 4.5% notes.

In January 2005, we repaid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years.

Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
(in thousands)	Total	Less than One Year	1-2 Years	3-4 Years	5 Years and Beyond
Long-term debt obligations, including interest payments	$113,701	$11,417	$102,284	$—	$—
Capital lease obligations, including rental and interest payments	310,224	19,219	33,266	34,366	223,373
Operating lease obligations	241,483	38,730	72,923	50,966	78,864
Long-term supply contracts	122,821	54,648	49,173	19,000	—
External collaborations	5,083	4,427	656	—	—
Total	$793,312	$128,441	$258,302	$104,332	$302,237

In addition, in the future we may owe royalties and other contingent payments to our collaborators, licensors and other parties to whom we owe commitments based on the achievement of product sales and specified other objectives and milestones.

As of December 31, 2005, we had net operating loss carryforwards of approximately $1.4 billion to offset future federal taxable income expiring in 2006 through 2025 and $0.5 billion to offset future state taxable income expiring in 2006 through 2010. Due to the degree of uncertainty related to the ultimate realization of tax benefits created from such prior losses, no benefit has been recognized in the financial statements as of December 31, 2005. We would allocate any subsequently recognized tax benefits to operations, goodwill and additional paid-in capital. Moreover, our ability to utilize these losses in future years may be limited under the change of stock ownership rules of the Internal Revenue Service.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $11.0 million decrease in the fair value of our investments as of December 31, 2005. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment

Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

As of December 31, 2005, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

We have no derivative instruments outstanding as of December 31, 2005.

As of December 31, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Millennium Pharmaceuticals, Inc.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Millennium Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 2, 2006

Millennium Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Assets
Current assets:
Cash and cash equivalents	$ 5,029	$ 14,436
Marketable securities	640,559	685,971
Accounts receivable, net of allowances of $2,504 in 2005 and $1,500 in 2004	64,338	87,874
Inventory	15,824	97,274
Prepaid expenses and other current assets	15,346	16,057
Total current assets	741,096	901,612
Property and equipment, net	183,059	220,115
Restricted cash	8,486	10,316
Other assets	16,716	15,325
Goodwill	1,210,926	1,208,328
Developed technology, net	305,337	338,798
Intangible assets, net	62,012	62,537
Total assets	$ 2,527,632	$ 2,757,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 20,698	$ 36,470
Accrued expenses	70,764	89,125
Advance from Schering-Plough	—	49,250
Current portion of restructuring	35,362	34,242
Current portion of deferred revenue	27,745	21,294
Current portion of capital lease obligations	4,136	10,480
Current portion of long-term debt	5,890	—
Total current liabilities	164,595	240,861
Other long-term liabilities	48	5,778
Restructuring, net of current portion	69,541	39,794
Deferred revenue, net of current portion	15,973	11,691
Capital lease obligations, net of current portion	76,226	80,452
Long-term debt	99,571	105,461
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 311,121 shares at December 31, 2005 and 306,399 shares at December 31, 2004 issued and outstanding	311	306
Additional paid-in capital	4,582,204	4,547,430
Deferred compensation	(4,219)	—
Accumulated other comprehensive loss	(9,580)	(5,953)
Accumulated deficit	(2,467,038)	(2,268,789)
Total stockholders’ equity	2,101,678	2,272,994
Total liabilities and stockholders’ equity	$ 2,527,632	$ 2,757,031

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$192,073	$143,052	$59,647
Co-promotion revenue	123,524	206,264	184,333
Revenue under strategic alliances	204,519	98,890	189,707
Royalties	38,192	—	—
Total revenues	558,308	448,206	433,687
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	141,327	70,286	61,189
Research and development	342,184	402,558	488,538
Selling, general and administrative	180,599	196,644	178,830
Restructuring	77,110	38,033	191,013
Amortization of intangibles	33,987	33,512	38,890
Total costs and expenses	775,207	741,033	958,460
Loss from operations	(216,899)	(292,827)	(524,773)
Other income (expense):
Investment income, net	29,083	11,221	32,625
Interest expense	(10,433)	(10,691)	(21,043)
Gain on sale of equity interest in joint venture	—	40,000	40,000
Debt financing charge	—	—	(10,496)
Net loss	$(198,249)	$(252,297)	$(483,687)
Amounts per common share:
Net loss per share, basic and diluted	$(0.64)	$(0.83)	$(1.63)
Weighted-average shares, basic and diluted	308,284	304,830	297,641

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Cash Flows from Operating Activities:
Net loss	$(198,249)	$(252,297)	$(483,687)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	76,318	93,387	106,948
Restructuring charges (reversals), net	6,157	(316)	80,494
Restructuring related stock compensation	479	29	1,185
Amortization and write-off of deferred financing costs	451	481	12,206
Realized (gain) loss on securities, net	3,457	11,667	(3,084)
Realized gain on sale of investment in TransForm Pharmaceuticals	(10,465)	—	—
401K match stock compensation	5,232	6,497	7,618
Stock-based compensation expense	565	178	1,280
Changes in operating assets and liabilities:
Accounts receivable	23,536	(28,849)	(24,156)
Inventory	81,450	12,939	(4,867)
Prepaid expenses and other current assets	2,466	4,877	4,087
Restricted cash and other assets	(8,105)	1,086	25,566
Accounts payable and accrued expenses	(1,624)	(11,658)	81,550
Advance from Schering-Plough	(49,250)	—	—
Deferred revenue	10,733	(11,182)	(26,295)
Net cash used in operating activities	(56,849)	(173,161)	(221,155)
Cash Flows from Investing Activities:
Investments in marketable securities	(386,887)	(398,737)	(1,081,650)
Proceeds from sales and maturities of marketable securities	426,750	567,287	655,624
Proceeds from sale of investment in TransForm Pharmaceuticals	10,585	—	—
Purchase of property and equipment	(12,466)	(49,842)	(52,422)
Other investing activities	(4,994)	(804)	(1,873)
Net cash provided by (used in) investing activities	32,988	117,904	(480,321)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and exercises of warrants	—	—	28,571
Net proceeds from employee stock purchases	24,283	27,858	44,053
Repayment of principal of long-term debt obligations, including payment of debt premium	—	—	(629,880)
Principal payments on capital leases	(10,570)	(13,461)	(17,689)
Net cash provided by (used in) financing activities	13,713	14,397	(574,945)
Decrease in cash and cash equivalents	(10,148)	(40,860)	(1,276,421)
Equity adjustment from foreign currency translation	741	(551)	(123)
Cash and cash equivalents, beginning of period	14,436	55,847	1,332,391
Cash and cash equivalents, end of period	$5,029	$14,436	$55,847
Supplemental Cash Flow Information:
Cash paid for interest	$10,233	$9,918	$24,412
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of restricted stock	$4,784	$—	$—
Technology services due from Gene Logic, Inc.	—	4,500	—
Deferred gain on sale to Gene Logic, Inc.	—	3,500	—
Receipt of ILEX common stock on sale of equity interest in Millennium & ILEX Partners, L.P.	—	—	10,000
Construction costs for laboratory and office space	—	—	9,115
Equipment acquired under capital leases	—	—	1,598

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	shares	amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In Thousands, Except Shares)
Balance at December 31, 2002	291,094,230	$291	$4,432,040	$(1,952)	$4,119	$(1,532,805)	$2,901,693
Net loss	—	—	—	—	—	(483,687)	(483,687)
Unrealized gain on marketable securities	—	—	—	—	2,440	—	2,440
Foreign currency translation	—	—	—	—	(1,715)	—	(1,715)
Total comprehensive loss							(482,962)
Issuance of common stock	3,658,314	4	28,567	—	—	—	28,571
Repurchase of common stock	(187)	—	—	—	—	—	—
Exercise of stock warrants	143,504	—	—	—	—	—	—
Employee stock purchases	6,697,171	7	44,046	—	—	—	44,053
Other common stock transactions	—	—	88	—	—	—	88
Restructuring related stock-based compensation expense	—	—	1,185	—	—	—	1,185
Write off deferred stock compensation	—	—	(401)	401	—	—	—
Stock-based compensation expense	—	—	—	1,280	—	—	1,280
401K stock match	697,821	—	7,618	—	—	—	7,618
Balance at December 31, 2003	302,290,853	302	4,513,143	(271)	4,844	(2,016,492)	2,501,526
Net loss	—	—	—	—	—	(252,297)	(252,297)
Unrealized loss on marketable securities	—	—	—	—	(10,246)	—	(10,246)
Foreign currency translation	—	—	—	—	(551)	—	(551)
Total comprehensive loss							(263,094)
Exercise of stock warrants	93,729	—	—	—	—	—	—
Employee stock purchases	3,549,158	4	27,854	—	—	—	27,858
Restructuring related stock-based compensation expense	—	—	29	—	—	—	29
Write off deferred stock compensation	—	—	(93)	93	—	—	—
Stock-based compensation expense	—	—	—	178	—	—	178
401K stock match	465,380	—	6,497	—	—	—	6,497
Balance at December 31, 2004	306,399,120	306	4,547,430	—	(5,953)	(2,268,789)	2,272,994
Net loss	—	—	—	—	—	(198,249)	(198,249)
Unrealized loss on marketable securities	—	—	—	—	(4,368)	—	(4,368)
Foreign currency translation	—	—	—	—	741	—	741
Total comprehensive loss							(201,876)
Employee stock purchases	3,662,719	4	24,280	—	—	—	24,284
Restructuring related stock-based compensation expense	—	—	479	—	—	—	479
Issuance of restricted stock	480,000	1	4,783	(4,784)	—	—	—
Stock-based compensation expense	—	—	—	565	—	—	565
401K stock match	579,036	—	5,232	—	—	—	5,232
Balance at December 31, 2005	311,120,875	$311	$4,582,204	$(4,219)	$(9,580)	$(2,467,038)	$2,101,678

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005

1. The Company

Millennium Pharmaceuticals, Inc. (“Millennium” or the “Company”) is a leading biopharmaceutical company focused on discovering, developing and commercializing innovative products in disease areas with unmet medical needs. The Company currently markets VELCADE, the market leader in the multiple myeloma relapsed setting. The Company also has a number of other potential therapeutic products in various stages of clinical and preclinical development in its therapeutic areas of disease focus.

Millennium’s strategy is to develop and commercialize important new medicines through clinical trials and regulatory approvals and to play a significant role in the marketing and sale of many of these products. The Company plans to develop and commercialize many of its products on its own, but will also seek development and commercial collaborators on favorable terms or when it would otherwise be advantageous to the Company.

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

Reclassifications

Certain prior year amounts in operating activities of the consolidated statements of cash flows have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported net loss or net cash used in operating activities in any period.

Cash Equivalents, Marketable Securities and Other Investments

Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. These other investments are included in other long-term assets at December 31, 2005 and December 31, 2004.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2005 and December 31, 2004 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

During the years ended December 31, 2005, 2004 and 2003, the Company recorded realized gains on marketable securities of $0.1 million, $1.9 million and $6.3 million, respectively, and realized losses on marketable securities and other investments of $3.6 million, $13.6 million and $3.3 million, respectively.

During the year ended December 31, 2005, the Company recorded a realized gain of approximately $10.5 million from the sale of its cost method investment in TransForm Pharmaceuticals, Inc. (“TransForm”). The Company expects to record an additional realized gain of up to approximately $2.8 million in the second half of 2006 upon the final settlement and receipt of the escrowed portion of the sale proceeds. TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

Concentrations of Credit Risk

Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of investment-grade corporate bonds, asset-backed and U.S. government agency securities. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Accounts receivables include trade receivables which result from product sales to a sole distributor and amounts due under strategic alliances. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures.

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

The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE. All of the Company’s co-promotion revenue is related to sales of INTEGRILIN through August 31, 2005. The remainder of the Company’s total revenues is related to its strategic alliances and royalties.

Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”), a member of the Johnson & Johnson Family of Companies accounted for approximately 10 percent, 17 percent and 11 percent of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”), excluding co-promotion revenue, accounted for approximately 24 percent of total revenues for the year ended December 31, 2005.

Revenues from sanofi-aventis Group (“sanofi-aventis”) accounted for approximately two percent, two percent and 15 percent of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenues from Bayer, AG (“Bayer”) accounted for approximately less than one percent, two percent and 14 percent of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

There were no other significant customers under strategic alliances and royalties in 2005, 2004 and 2003, respectively.

Information Concerning Market and Source of Supply Concentration

INTEGRILIN has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and SGP co-promoted INTEGRILIN in the United States and shared any profits and losses through August 31, 2005. In September 2005, SGP acquired the exclusive development and commercialization rights to INTEGRILIN in the United States from the Company. The Company continues to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories. In the European Union, GlaxoSmithKline plc (“GSK”) exclusively markets INTEGRILIN.

The Company relies on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has two manufacturers that provide eptifibatide, the active ingredient necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme (“Solvay”), one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of the active pharmaceutical ingredient. The Company is seeking approval of its own alternative process technology for the production of eptifibatide for approval in the United States, Europe and other countries as required. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN. The Company has identified an alternative packaging supplier to serve as future sources of supply for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of our marketed products. Materials in process at these alternative suppliers are included in inventory.

The Company also relies on third party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. The Company has established long-term supply relationships for the production of the active pharmaceutical ingredient and the fill/finish of VELCADE. The Company currently works with one manufacturer to complete fill/finish for VELCADE and the Company is qualifying a second fill/finish supplier.

During 2004, the Company began distributing VELCADE in the United States through a sole-source distribution model where the Company sells directly to a third party who in turn distributes to the wholesaler base.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

Inventory

Inventory consists of currently marketed products, including VELCADE and INTEGRILIN, and from time to time, product candidates awaiting regulatory approval which were capitalized based upon management’s judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At December 31, 2005 and 2004, inventory does not include amounts for products that have not been approved for sale.

Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

Inventory consists of the following (in thousands):

	December 31, 2005	December 31, 2004
Raw materials	$7,632	$73,214
Work in process	7,370	8,507
Finished goods	822	15,553
	$15,824	$97,274

On September 1, 2005, upon the transfer of the commercialization rights for INTEGRILIN to SGP, the Company sold all existing raw material and finished goods INTEGRILIN inventories to SGP. This one-time sale of approximately $71.4 million, at cost, was included in revenue under strategic alliances for the year ended December 31, 2005.

Property and Equipment

Property and equipment are stated at cost. Assets held under capitalized leases are stated at the present value of future minimum lease obligations. Application development costs incurred for computer software developed or obtained for internal use are capitalized in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use.” Leasehold improvements are stated at cost and are amortized over the shorter of the remaining life of the building lease or useful life. Depreciation is recorded on the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease as follows:

Equipment	3 to 4 years
Capitalized software	3 to 5 years
Leasehold improvements	4 to 27 years

Goodwill and Intangible Assets

Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

Intangible assets consist of the following (in thousands):

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(129,663)	$435,000	$(96,202)
Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,048)	20,060	(16,523)
Total amortizable intangible assets, excluding developed technology	35,772	(32,760)	38,772	(35,235)
Total indefinite-lived trademark	59,000	—	59,000	—
Total intangible assets	$94,772	$(32,760)	$97,772	$(35,235)

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

Intangible assets that were not specifically identifiable, had indeterminate lives or were inherent in the continuing business and related to the Company as a whole were classified as goodwill. The significant factors contributing to the existence of goodwill at the time of acquisition related to company management, a specialized cardiovascular sales force, market position and operating experience.

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

Amortization expense was approximately $34.0 million, $33.5 million and $38.9 million in 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the Company retired intangible assets of approximately $3.0 million that had been fully amortized. In addition, in connection with the 2003 restructuring plan discussed in Note 3, the Company recognized an impairment charge in the year ended December 31, 2003 of approximately $11.3 million for technology it no longer intends to pursue.

The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

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

On October 1, 2005, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. The Company continually monitors business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test which might result in a material impairment charge to the statement of operations.

Goodwill as of December 31, 2005 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets primarily related to the Company’s acquisition of COR in 2002, as well as previous acquisitions of Leukosite, Inc. (“LeukoSite”) and Cambridge Discovery Chemistry, LTD. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from the Leukosite acquisition.

Fair Value of Financial Instruments

The carrying amounts reported in the Company’s balance sheets for other current assets, current portion of long-term debt and long-term debt approximate their fair value. The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Revenue Recognition

The Company recognizes revenue from the sale of its products, its co-promotion collaboration through August 31, 2005, strategic alliances and royalties. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Net product sales

The Company records product sales of VELCADE when delivery has occurred, title passes to the customer, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale. During the fourth quarter of 2004, the Company reduced its reserve for product returns by approximately $1.5 million based upon actual returns to date and inventory levels at the wholesalers. No further material adjustments have been recorded for estimated product returns and discounts. Costs incurred by the Company for shipping and handling are recorded in cost of sales.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

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

Beginning September 1, 2005, as a result of the Company’s transition from a co-promotion to a royalty arrangement for INTEGRILIN in the United States, the Company no longer reports co-promotion revenue.

Revenue under strategic alliances

The Company recognizes revenue under strategic alliances from nonrefundable license payments, milestone payments, reimbursement of research and development costs and reimbursement of manufacturing-related costs. Nonrefundable upfront fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured.

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

Royalties

Beginning on September 1, 2005, in connection with the closing of the Company’s amended collaboration agreement with SGP, as discussed in Note 4, the Company began to record royalty income. Royalties are recognized as revenue when earned. Royalties may include:

•       royalties earned on sales of INTEGRILIN in the United States and other territories around the world, as provided by SGP;

•       royalties earned on international sales of VELCADE, as provided by Ortho Biotech;

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

•       royalties earned on sales of INTEGRILIN in Europe, as provided  by GSK; and

•       other royalties.

Advertising and Promotional Expenses

Advertising and promotional expenses are expensed as incurred. During the years ended December 31, 2005, 2004 and 2003, advertising and promotional expenses were $35.8 million, $43.4 million and $37.0 million, respectively.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Specified reclassifications of prior years’ amounts have been made to the Company’s notes to consolidated financial statements to conform to the current year presentation.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and unvested restricted shares of common stock.  Options to purchase shares of common stock that were not included in the calculation of diluted shares because the effect of including the options would have been anti-dilutive were 2.8 million, 6.3 million and 8.1 million at December 31, 2005, 2004 and 2003, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. Foreign currency transaction gains and losses are included in the results of operations and are not material to the Company’s consolidated financial statements. Translation adjustments are excluded from the determination of net loss and are accumulated in a separate component of accumulated other comprehensive loss in stockholders’ equity.

Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive loss as of December 31, 2005 and 2004 included unrealized losses of $9.7 million and $5.4 million, respectively, on marketable securities and $0.1 million and $(0.6) million, respectively, of cumulative foreign currency

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders’ equity.

Stock-Based Compensation

The Company follows the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure” (“SFAS No. 148”). Under APB 25, when the exercise price of options granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(198,249)	$(252,297)	$(483,687)
Add: Stock-based compensation as reported in the Statement of Operations	1,044	207	2,465
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(48,629)	(72,323)	(68,776)
Pro forma net loss	$(245,834)	$(324,413)	$(549,998)
Amounts per common share:
Basic and diluted—as reported	$(0.64)	$(0.83)	$(1.63)
Basic and diluted—pro forma	$(0.80)	$(1.06)	$(1.85)

Stock-based compensation expense as disclosed above was recorded on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Adjustments for forfeitures were made in the period in which they occurred.

The weighted-average per share fair value of options granted during 2005, 2004 and 2003 was $4.56, $8.39 and $7.51, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

The fair value of stock options and common stock issued pursuant to the stock option and stock purchase plans at the date of grant were estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Options			Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected life (years)	4.8	5.5	5.2	0.5	0.5	0.5
Interest rate	4.03%	2.38%	2.32%	3.13%	2.39%	1.13%
Volatility	.60	.70	.85	.60	.73	.85

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

Through the end of the second quarter of 2004, the fair value of stock options granted was determined utilizing a historical volatility rate. In the third quarter of 2004, the Company reevaluated and subsequently changed its expected volatility assumption. The Company now uses the most recent three-year time period for purposes of calculating the expected volatility. Additionally, in the fourth quarter of 2005, in preparation for the adoption of SFAS No. 123R, the Company considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other such factors as its stage of development, the length of time the Company has been public and the impact of having a marketed product, the Company believes this blended volatility rate better reflects the expected volatility of its stock going forward. The blended volatility rate was used beginning in the fourth quarter of 2005.

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,”  (“SFAS No. 123R”). SFAS No. 123R requires companies to calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received. The cost of the equity instrument is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective at the beginning of the first interim period beginning after June 15, 2005, or January 1, 2006.

SFAS No. 123R provides two alternatives for adoption:

•       a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of the statement as well as for the unvested portion of awards outstanding as of the effective date; or

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

•       a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for pro forma disclosure.

The Company adopted SFAS No. 123R using the modified prospective method as of January 1, 2006. As permitted by SFAS No. 123, the Company historically accounted for share-based payments to employees using the intrinsic value method under APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The Company estimates this expense to be in the range of $40.0 million to $50.0 million in 2006, dependent upon market price, assumptions used in estimating the fair value and the levels of share-based payments granted in 2006. Changes in market price and other of the Company’s assumptions could cause future expenses to vary significantly from the Company’s current expectations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of SFAS No. 154, the Company does not currently believe that adoption will have a material impact on results of operations, financial position or cash flows.

3. Restructuring

2005 Strategic Refinement

In October 2005, the Company announced its 2005 restructuring plan in support of a refined business strategy focused on advancing key growth assets, including VELCADE, advancing the Company’s clinical pipeline of seven novel oncology and inflammation molecules and building a leading oncology-focused discovery organization. In connection with the strategic refinement, the Company has substantially reduced its effort in inflammation discovery and has reduced overall headcount, including eliminating INTEGRILIN sales and marketing positions, positions in inflammation discovery and various other business support groups. As a result of the headcount reductions, the Company is also evaluating potential further consolidation of its Cambridge, MA facilities.

The Company recorded restructuring charges of approximately $42.5 million under the 2005 restructuring plan primarily related to the remaining rental obligation, net of sublease income, of vacated facilities, the impairment charge on leasehold improvements that were abandoned at such facilities and employee termination benefits for the 180 employees affected by the transfer of the U.S. commercialization rights to INTEGRILIN to SGP, as well as the headcount reductions within inflammation discovery and business support groups.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

These costs are included in restructuring in the statements of operations and in current and long-term liabilities on the balance sheet at December 31, 2005. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2004	Charges	Payments	Asset Impairment	Stock-based Compensation	Other	Balance at December 31, 2005
Termination benefits	$—	$7,744	$(2,753)	$—	$(479)	$(145)	$4,367
Facilities	—	26,968	(1,923)	—	—	(233)	24,812
Asset impairment	—	6,698	—	(6,698)	—	—	—
Contract termination	—	1,059	(401)	—	—	(621)	37
Other associated costs	—	46	(30)	—	—	—	16
Total	$—	$42,515	$(5,107)	$(6,698)	$(479)	$(999)	$29,232

The Company expects to record additional restructuring charges of between $25.0 and $30.0 million in 2006. The Company continues to evaluate its strategic alternatives and as a result, future restructuring charges could vary significantly from current operations.

2003 Restructuring Plan

In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities. Based upon a review of current real estate market conditions, the Company recorded an additional $30.6 million of restructuring expense in the third quarter of 2005 reflecting changes in the Company’s estimates of the length of time it would take to sublease certain properties vacated under the 2003 restructuring plan.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2004	Charges	Payments	Other	Balance at December 31, 2005
Termination benefits	$728	$—	$(485)	$(243)	$—
Facilities	67,956	35,781	(28,066)	—	75,671
Asset impairment	—	(1,000)	—	1,000	—
Contract termination	5,352	(189)	(5,163)	—	—
Other associated costs	—	3	(3)	—	—
Total	$74,036	$34,595	$(33,717)	$757	$75,671

	Balance at December 31, 2003	Charges	Payments	Stock-based Compensation	Other	Balance at December 31, 2004
Termination benefits	$14,139	$639	$(14,028)	$(22)	$—	$728
Facilities	58,585	37,838	(30,270)	—	1,803	67,956
Asset impairment	—	(324)	—	—	324	—
Contract termination	10,352	(340)	(5,360)	—	700	5,352
Other associated costs	110	220	(330)	—	—	—
Total	$83,186	$38,033	$(49,988)	$(22)	$2,827	$74,036

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

The Company accounts for its restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specified requirements. Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by the restructuring. Stock-based compensation amounts relate to modifications of stock option grants to accelerate vesting and to extend the exercise period of certain stock option grants upon termination.

In accordance with SFAS No. 146, the Company’s facilities related expenses and liabilities in both the 2005 and 2003 restructuring plans include estimates of the remaining rental obligations, net of estimated sublease income, for facilities the Company no longer occupies. The Company validates its estimates and assumptions with independent third parties having relevant expertise in the real estate market. The Company reviews its estimates and assumptions on a regular basis, until the outcome is finalized, and makes whatever modifications are necessary, based on the Company’s best judgment, to reflect any changed circumstances.

The Company’s decisions to vacate specified facilities and abandon the related leasehold improvements as well as terminate specified research programs were deemed to be impairment indicators under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of performing the impairment evaluations, asset impairment charges were recorded to adjust the carrying value of the related long-lived assets to their net realizable values. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. These amounts are included in asset impairment in the above tables.

The projected timing of payments of the remaining restructuring liabilities under both the 2005 and the 2003 restructuring plans at December 31, 2005 is approximately $35.4 million in 2006 and $69.5 million thereafter through 2022. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring.

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

Product Alliances

In April 1999, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. The Company acquired COR in February 2002. Under its collaboration agreement with SGP, the Company generally shared any profits or losses from the sale of INTEGRILIN in the United States with SGP based on the amount of promotional efforts that each party contributed. Since the United States launch of INTEGRILIN in June 1998, the Company and SGP had agreed to share promotional efforts in the United States equally, except for costs associated with

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

marketing programs that are specific to the Company. The Company had granted SGP an exclusive license to market INTEGRILIN outside of the United States and European Union, and SGP paid the Company royalties based on those sales.

In June 2004, the Company reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorization for the European Union from SGP to GSK was completed and GSK began selling INTEGRILIN in the countries of the European Union. Under the terms of the agreement, the Company is entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of specified objectives. During the year ended December 31, 2005, the Company recognized approximately $21.7 million of strategic alliance revenue, excluding manufacturing-related cost reimbursements, from GSK.

On September 1, 2005, the Company transferred to SGP the exclusive development and commercialization rights to INTEGRILIN in the United States. In exchange for these rights, SGP paid the Company approximately $35.5 million in a nonrefundable upfront payment that the Company is recognizing as revenue ratably over the Company’s period of involvement in managing the supply chain. In addition, SGP is obligated to pay the Company royalties on product sales of INTEGRILIN over the lifetime of the product, with the potential of receiving royalties beyond the 2014 patent expiration date.

As of September 1, 2005, the Company no longer records co-promotion revenue. The Company now records royalties on sales of INTEGRILIN in the United States and other territories, as earned on a quarterly basis over the life of the INTEGRILIN product. In each of 2006 and 2007, minimum royalties are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007.

Upon closing the amended collaboration agreement with SGP, the Company recognized strategic alliance revenue of approximately $71.4 million in the third quarter of 2005 relating to the Company’s sale to SGP of the existing raw materials and finished goods INTEGRILIN inventory. SGP assumed development obligations relating to the product. The Company continues to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the United States and other areas outside of the European Union.

In January 2005, the Company repaid SGP approximately $49.3 million for advances SGP had made for inventory purchases in prior years. This amount was included in Advance from Schering-Plough in current liabilities at December 31, 2004.

On June 30, 2003, the Company entered into an agreement with Ortho Biotech, a wholly owned subsidiary of Johnson & Johnson, to collaborate on the commercialization and through the agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, continue clinical development of VELCADE. Under the terms of the agreement, the Company retains all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. The Company is entitled to royalties in the form of distribution fees from Ortho Biotech and its affiliate on sales of VELCADE outside of the United States. The Company also retains an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.

The Company is engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological cancers,

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

including continued clinical development of VELCADE for multiple myeloma. JJPRD was responsible for 40% of the joint development costs through 2005 and will be responsible for 45% of such costs thereafter.

In connection with the agreement, the Company received a nonrefundable payment from Ortho Biotech of $15.0 million in July 2003. In addition, the Company may receive payments for achieving clinical development milestones, for achieving regulatory milestones outside of the United States and for achieving agreed-upon sales levels of VELCADE. The Company may also receive additional payments for achieving specified clinical and regulatory approval milestones outside of the United States for additional solid and hematological cancers and for achieving sales milestones outside of the United States. During the years ended December 31, 2005 and 2004, the Company recognized approximately $22.0 million and $54.0 million, respectively, of milestone payments as revenue under this alliance.

Through its merger with LeukoSite in 1999, the Company became a party to a joint venture agreement with ILEX Products, Inc. (“ILEX”) to form Millennium and ILEX Partners, L.P. (“M&I”) for the purpose of developing and commercializing Campath® (alemtuzumab) humanized monoclonal antibody for use in the treatment of chronic lymphocytic leukemia. The Company accounted for its investment in the joint venture under the equity method of accounting. On December 31, 2001, ILEX Oncology acquired the Company’s equity interest in M&I which owns the Campath product in exchange for $20.0 million plus additional consideration contingent upon future sales of Campath. The Company earned $40.0 million of such consideration in each of 2004, 2003 and 2002. In addition, the Company may be entitled to additional payments from ILEX Oncology based on future U.S. sales of Campath. However, the Company currently does not expect that these thresholds will be achieved and therefore, are unlikely to receive future additional payments related to Campath.

Research and Discovery Alliances

On March 9, 2001, the Company entered into a strategic alliance with Abbott Laboratories (“Abbott”) for a five-year term in the area of metabolic diseases. The Company and Abbott agreed to share the cost of developing, manufacturing and marketing products on a worldwide basis. This arrangement with Abbott also included a technology exchange and development agreement and a $250.0 million equity investment agreement. As part of this $250.0 million equity investment agreement, Abbott made investments in 2002 and 2001 totaling $221.4 million. Abbott made the remaining $28.6 million investment in March 2003.

On August 8, 2003, the Company and Abbott agreed to terminate their alliance covering joint discovery, development and commercialization of metabolic disease products in connection with the Company’s June 2003 restructuring plan. Included in restructuring charges for the three months ended September 30, 2003 are restructuring charges specifically related to the discontinuation of metabolic research and development, which include termination benefits and costs associated with the Abbott separation agreement.

On June 22, 2000, the Company entered into an alliance with Aventis, now sanofi-aventis, covering the joint development and commercialization of drugs for the treatment of inflammatory diseases; joint development of new drug discovery technologies; transfer of key elements of the Company’s technology platform to Aventis to enhance its existing capabilities; and purchase of an equity interest in the Company by sanofi-aventis. The companies agreed to share the responsibility for and cost of developing, marketing and manufacturing products arising from the alliance, as well as profits in North America. Outside of North America, sanofi-aventis is responsible for developing and marketing products arising from the alliance, with a royalty obligation to the Company. Under a Technology Transfer Agreement, the

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

Company agreed to provide sanofi-aventis with rights to its drug discovery technologies in exchange for payments between $160.0 million and $200.0 million over a three to five-year period. sanofi-aventis has purchased $250.0 million of the Company’s common stock as agreed under an Investment Agreement with the Company.

On April 22, 2003, sanofi-aventis exercised its option to terminate the Technology Transfer Agreement between the Company and sanofi-aventis effective on the third anniversary of the Agreement, July 21, 2003. Pursuant to the terms of the agreement, upon providing this notice to the Company, sanofi-aventis paid the Company $40.0 million in consideration for future use of specified Millennium technology transferred to sanofi-aventis, which is included in revenue under strategic alliances for the year ended December 31, 2003. The Company will not receive any additional payments from sanofi-aventis under the Technology Transfer Agreement.

On October 31, 2005, the discovery phase of the sanofi-aventis agreement expired in accordance with its terms. The development and commercialization programs continue under the agreement. During the remaining portion of the development phase of the alliance, the Company and sanofi-aventis will focus on preclinical and clinical development of candidates identified in the collaboration.

On October 31, 2003, the research phase of the Company’s five year strategic alliance with Bayer concluded. On October 10, 2003, Bayer and Millennium amended the agreement to provide both parties access to specified identified drug targets for a period of seven years. If Bayer successfully develops and commercializes any of these targets discovered in the alliance, Bayer may make success payments and royalties to Millennium on the sale of products generated from the alliance.

Revenues recognized under the research phase of the Bayer alliance were approximately $45.5 million for the year ended December 31, 2003. The Company recognized the research funding portion of the alliance on a percentage-of-completion basis. The percentage-of-completion was determined at each measurement date based upon the actual full-time equivalents to date as compared to management’s estimate of the total full-time equivalents needed to complete the deliverables required by the alliance. In September 2001, the Company revised the estimate of total full-time equivalents required to complete the project downward as a result of productivity improvements made at the Company and changes to the program requirements made by Bayer. During each subsequent reporting period, the Company continued to monitor the full-time equivalent estimate necessary to complete the deliverables and compared the estimate to the actual effort put forth. No further adjustments were necessary and the accounting estimates used approximated actual efforts from September 2001 to the end of the research phase of the agreement, October 31, 2003.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

5. Marketable Securities

The following is a summary of available-for-sale securities (in thousands):

	December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$30,525	$—	$(582)	$29,943
Due in one to three years	510,334	41	(7,607)	502,768
Asset-backed securities
Due in one to five years	50,193	9	(563)	49,639
Due in six to ten years	5,073	—	(73)	5,000
Due after ten years	10,943	1	(160)	10,784
U.S. government agency securities
Due in one year or less	2,807	—	(48)	2,759
Due in one to three years	40,426	—	(760)	39,666
	$650,301	$51	$(9,793)	$640,559

	December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$35,345	$—	$(89)	$35,256
Due in one to three years	532,294	181	(4,044)	528,431
Asset-backed securities
Due in one year or less	259	—	—	259
Due in one to five years	52,673	—	(759)	51,914
Due in six to ten years	3,764	—	(48)	3,716
Due after ten years	16,931	3	(129)	16,805
U.S. government agency securities
Due in one year or less	4,814	—	(34)	4,780
Due in one to three years	45,265	6	(461)	44,810
	$691,345	$190	$(5,564)	$685,971

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

The following is a summary of the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2005
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$392,084	$(6,094)	$99,775	$(2,095)	$491,859	$(8,189)
Asset-backed securities	38,769	(401)	16,619	(394)	55,388	(795)
U.S. government agency securities	34,424	(649)	7,024	(160)	41,448	(809)
Total	$465,277	$(7,144)	$123,418	$(2,649)	$588,695	$(9,793)

The unrealized losses on investments in corporate bonds and asset-backed securities at December 31, 2005 were generated from 354 and 88 securities, respectively. The majority of the securities in a loss position greater than one year have been in an unrealized loss position for a period of two to three years. The unrealized losses were caused by interest rate increases, and not credit quality issues.  To determine whether an other-than-temporary impairment exists, the Company considered whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Since the decline in market value is attributable to changes in interest rates and the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The Company’s unrealized losses at December 31, 2005 on the Company’s investment in United States government agency securities were primarily caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost of the investment. Because the company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

6. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2005	2004
Equipment	$181,329	$195,515
Capitalized software	45,572	41,513
Leasehold improvements	254,893	259,028
Construction in progress	2,254	7,163
	484,048	503,219
Less accumulated depreciation and amortization	(300,989)	(283,104)
	$183,059	$220,115

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

Depreciation expense, which includes amortization of assets recorded under capital leases, was $42.3 million, $59.9 million and $68.1 million, in 2005, 2004 and 2003, respectively. During the years ended December 31, 2005 and December 31, 2004, the Company retired certain fixed assets that had been fully amortized.

7. Accrued expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2005	2004
Payroll and benefits	$21,629	$24,039
Inventory receipts	10,439	8,005
Clinical and preclinical development	9,875	11,556
Manufacturing	4,036	9,983
Other expenses	24,785	35,542
	$70,764	$89,125

8. Commitments

Lease Commitments

The Company conducts the majority of its operations in leased facilities with a combination of leased and owned equipment. At December 31, 2005, the Company has capitalized leased equipment totaling $13.7 million, with related accumulated amortization of $13.1 million. Such amounts are included in the appropriate categories of property and equipment in Note 6.

The Company leases some of its laboratory and office space under operating lease agreements with various terms and renewal options, including major facilities with lease expirations ranging from 2006 through 2023. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

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

At December 31, 2005, the Company has pledged $8.5 million of marketable securities, included in restricted cash, primarily as collateral for letters of credit for specified leased facilities.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

At December 31, 2005, future minimum commitments under leases with noncancelable terms, including leases for facilities that the Company no longer occupies as part of its restructuring plan, of more than one year are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Subleases
Year:
2006	$19,219	$38,730	$(5,709)
2007	16,351	36,749	(6,584)
2008	16,915	36,174	(6,277)
2009	17,183	25,916	(5,565)
2010	17,183	25,050	(5,013)
Thereafter	223,373	78,864	(7,791)
Total	310,224	$241,483	$(36,939)
Less amount representing additional rental payments	(192,784)
Less amount representing interest	(37,078)
Present value of minimum lease payments	80,362
Less current portion of capital lease obligations	(4,136)
Capital lease obligations, net of current portion	$76,226

Total rent expense, which includes rent for buildings and equipment was $37.4 million, $46.2 million and $57.6 million in 2005, 2004 and 2003, respectively.

Long-Term Supply Contracts

The Company relies on third party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE and INTEGRILIN for both commercial purposes and for ongoing clinical trials. The Company has entered into long-term supply contracts with certain of these manufacturers. Total future fixed commitments under these long-term arrangements approximate $54.6 million in 2006 and $68.2 million thereafter.

External Collaborations

The Company funds research efforts of its strategic alliance and various academic collaborators in connection with its research and development programs. Total future fixed commitments under these agreements approximate $4.4 million in 2006 and $0.7 million thereafter.

9. Convertible Debt

The Company had the following convertible notes outstanding at December 31, 2005, for a total of $105.5 million, of which $5.9 million is included in current liabilities:

•       $5.9 million of principal of 4.5% convertible senior notes due June 15, 2006, that are convertible into the Company’s common stock at any time prior to maturity at a price equal to $40.61 per share (the “4.5% notes”), included in current portion of long-term debt at December 31, 2005;

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

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

In April 2002, the Company amended the 4.5% notes and 5.0% notes to add put options permitting noteholders to require the Company on April 29, 2003, to repurchase the 4.5% notes for cash at a price of $1,095 per $1,000 of principal amount and the 5.0% notes for cash at a price of $1,085 per $1,000 of principal amount, resulting in a maximum aggregate payment obligation of $654.0 million. These put options on the notes were derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and as such were recorded on the balance sheet at fair value.

On April 29, 2003, the Company completed the repurchase of $577.8 million of aggregate principal amount of the outstanding 4.5% notes and 5.0% notes for an aggregate payment of approximately $637.1 million, including principal, accrued interest and put premium. Approximately $22.1 million of aggregate principal amount of these notes was not tendered in the offer and remain outstanding as of December 31, 2005. As a result of the repurchase, the Company recorded a charge in 2003 of approximately $10.5 million which represents the write-off of approximately $12.4 million of unamortized original debt issuance costs associated with the 4.5% notes and 5.0% notes, offset by $1.9 million relating to the expired put premium on the untendered notes.

10. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock, $0.001 par value, issuable in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Common Stock

At December 31, 2005, the Company had 500,000,000 authorized shares of common stock, $0.001 par value, with 311,120,875 shares issued and outstanding.

Common Stock Warrants

At December 31, 2005, the Company had outstanding exercisable warrants to purchase 429,600 shares of Common Stock with a weighted-average exercise price of $9.44 per share, which expire through 2007.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

Stock Option Plans

In December 2002, the Company’s Board of Directors reduced the number of shares authorized for issuance under some of the Company’s older plans and acquired plans so that the Company cannot issue new options under those plans. Additionally, the Board of Directors amended some of the Company’s option plans to provide for full vesting of options issued under the plans to optionholders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after a change of control.

The Company’s 1993 Incentive Stock Plan (the “1993 Plan”) allowed for the granting of incentive and nonstatutory options to purchase up to 21,600,000 shares of common stock. At December 31, 2005, a total of 127,691 shares of common stock have been reserved for the exercise of options outstanding under the 1993 Plan. No options are available for future grant under the 1993 Plan.

The 1996 Equity Incentive Plan (the “1996 Plan”) is substantially consistent with the terms of the 1993 Plan and, as amended, provides for the granting of options to purchase 22,400,000 shares of common stock. At December 31, 2005, a total of 7,457,134 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 1996 Plan.

The 1997 Equity Incentive Plan (the “1997 Plan”), as amended, provides for the granting of options to purchase 16,000,000 shares of common stock. The terms and conditions of the 1997 Plan are substantially consistent with those of the 1993 Plan and the 1996 Plan. At December 31, 2005, a total of 5,520,262 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 1997 Plan.

The 2000 Incentive Stock Plan (the “2000 Plan”) allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At December 31, 2005, a total of 42,407,853 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 2000 Plan.

During the year ended December 31, 2005, the Company issued 480,000 shares of restricted stock under the 2000 Plan to certain key executives. Restricted stock awards generally vest over four years from the grant date although certain awards have been, and may in the future be granted with shorter vesting schedules. The Company recorded $4.8 million of deferred compensation in connection with the issuance of restricted stock and recognized approximately $0.6 million of compensation expense during the year ended December 31, 2005 related to these awards.

The 1996 Director Option Plan (the “Director Plan”) provides for the granting of nonstatutory stock options to non-employee directors. At December 31, 2005, a total of 240,000 shares of common stock have been reserved for the exercise of options outstanding under the Director Plan. No options are available for future grant under the Director Plan.

Under the 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”), eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee’s compensation or $25,000 in any calendar year. The first offering period began on

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

October 1, 1996. During 2002, the Company reset the offering periods to begin on May 1 and November 1 of each year. At December 31, 2005, subscriptions were outstanding for an estimated 87,393 shares at $9.10 per share.

In connection with the February 2002 merger of COR and the Company, COR’s 1991 Equity Incentive Plan (the “COR 1991 Plan”), 1994 Equity Incentive Plan (the “COR 1994 Plan”) and 1998 Equity Incentive Plan (the “COR 1998 Plan”) were assumed by Millennium. In connection with the mergers of MBio and MPMx into the Company, MBio’s 1997 Equity Incentive Plan (the “MBio 1997 Plan”) and MPMx’s 1997 Equity Incentive Plan (the “MPMx 1997 Plan”) were assumed by Millennium. In December 1999, in connection with the merger of LeukoSite and the Company, Millennium assumed the LeukoSite 1993 Stock Option Plan (the “LeukoSite 1993 Plan”). The Plans, as assumed, allowed for the granting of incentive and nonstatutory options to purchase up to 14,595,425 shares of Millennium common stock. At December 31, 2005, a total of 1,613,301 shares of common stock have been reserved for the exercise of options outstanding under these assumed Plans. No options are available for future grant under the COR 1994 Plan, the COR 1998 Plan, the MBio 1997 Plan, the MPMx 1997 Plan and the LeukoSite 1993 Plan. At December 31, 2005, a total of 3,220,590 shares are available for future grant under the COR 1991 Plan.

Options granted to employees generally vest over a four-year period. Options granted to consultants and other nonemployees generally vest over the period of service to the Company and the Company records compensation expense equal to the fair value of these options. The contractual term of the Company’s stock options is typically ten years.

The following table presents the combined activity of the Company’s stock plans for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	35,705,922	$18.61	36,818,414	$20.21	43,847,975	$21.97
Granted	10,947,553	8.55	9,082,479	14.70	9,789,968	11.12
Exercised	(2,948,336)	6.45	(3,043,834)	7.19	(5,859,807)	6.41
Canceled	(8,755,850)	18.51	(7,151,137)	26.72	(10,959,722)	26.50
Outstanding at December 31	34,949,289	16.56	35,705,922	18.61	36,818,414	20.21
Options exercisable at December 31	22,366,634	$19.86	22,286,760	$21.41	22,829,678	$22.80

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

The following table presents weighted-average exercise price and life information about significant option groups outstanding at December 31, 2005 for the above plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$0.07 – $7.53	3,883,549	4.31	$5.89	3,340,607	$5.72
$7.81 – $8.27	1,451,682	5.57	$8.09	1,195,026	$8.10
$8.33 – $8.41	7,271,761	9.16	$8.41	1,491,421	$8.41
$8.42 – $12.09	5,048,427	8.14	$10.64	2,261,272	$10.65
$12.14 – $14.68	3,778,970	7.75	$13.77	2,333,042	$13.84
$14.73 – $17.77	4,533,433	7.00	$16.69	3,051,781	$16.47
$17.81 – $26.55	3,874,480	6.16	$21.14	3,586,956	$21.32
$26.70 – $44.00	3,538,762	4.88	$37.46	3,538,304	$37.46
$45.00 – $72.56	1,474,383	4.43	$54.51	1,474,383	$54.51
$73.03 – $73.03	93,842	4.75	$73.03	93,842	$73.03
	34,949,289			22,366,634

At December 31, 2005, an aggregate of 60,707,656 shares of Common Stock were reserved for the exercise of stock options and warrants outstanding and for future grant.

11. Income Taxes

The difference between the Company’s “expected” tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 35% to (loss) before provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	2005	2004	2003
Loss before provision for income taxes	$(198,249)	$(252,297)	$(483,687)
Expected tax benefit at 35%	$(69,387)	$(88,304)	$(169,290)
Change in valuation allowance for deferred tax assets allocated to tax expense	68,694	85,947	164,904
Other permanent items	693	2,357	4,386
Income tax provision	$—	$—	$—

At December 31, 2005, the Company had unused net operating loss carryforwards of approximately $1.4 billion available to reduce federal taxable income, expiring in 2006 through 2025 and $0.5 billion available to reduce state taxable income, expiring in 2006 through 2010. The Company also has federal and net state research tax credits of approximately $99.0 million available to offset federal and state income taxes, both of which expire beginning in 2006. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2005	2004	2003
Net operating loss carryforwards	$512,534	$523,255	$498,005
Research and development tax credit carryforwards	99,038	94,413	84,912
Capitalized research costs	376,664	349,970	275,303
Property and other intangible assets	72,122	71,469	71,458
Deferred revenue	11,508	6,931	21,230
Accrued restructuring	41,963	27,614	31,274
Unrealized loss on marketable securities	3,891	2,149	—
Other	16,720	22,132	15,740
Total deferred tax assets	1,134,440	1,097,933	997,922
Valuation allowance	(988,705)	(938,814)	(824,185)
Total deferred tax assets	145,735	159,119	173,737
Deferred tax liabilities:
Intangible assets	(145,735)	(159,119)	(172,504)
Unrealized (gain) loss on marketable securities	—	—	(1,233)
Net deferred tax asset	$—	$—	$—

The valuation allowance increased by $49.9 million during 2005 due primarily to a net increase in temporary items arising from timing differences of costs for financial accounting and tax purposes, especially for capitalized research costs and amortized intangible assets. Net operating loss carryforwards decreased as losses expiring during the year exceeded current net operating losses from operations and stock options exercises. The valuation allowance increased by $114.6 million during 2004 due primarily to the increase in net operating loss carryforwards from operations and stock option exercises, as well as a net increase in temporary items arising from timing differences of costs for financial accounting and tax purposes especially for capitalized research costs and amortized intangible assets. The deferred tax assets acquired from COR, LeukoSite and ChemGenics are subject to review and possible adjustments by the Internal Revenue Service and may be limited due to the change in ownership provisions of the Internal Revenue Code.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005 would be allocated as follows (in thousands):

Reported in the statement of operations	$739,003
Reported as a decrease to goodwill	16,411
Reported in additional paid-in capital	233,291
Total valuation allowance	$988,705

12. Related Party Transactions

In November 2003, the Company sold specified assets, including intellectual property to Portola Pharmaceuticals, Inc. (“Portola”), a company founded and owned in part by a member of Millennium’s board of directors. In exchange for these assets, the Company received Portola Series A preferred convertible stock, representing less than a 5% ownership in Portola. The investment in Portola is

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

accounted for using the cost method and is included in other long-term assets on the balance sheet at December 31, 2005 and 2004, respectively. In addition, commencing in June 2004, Portola sub-leased specified research facilities of the Company in South San Francisco, CA. The Company believes these lease terms are comparable to those that would be available from unaffiliated third parties. In August 2004, the Company entered into an additional transaction with Portola to license to Portola the Company’s Factor Xa inhibitor program in return for milestone and royalty payments upon achievement of certain events. In December 2005, the Company entered into a transaction with Portola to license to Portola the Company’s Aggregometer system in exchange for cash and Portola Series B preferred stock, which combined with the previous stock issued, maintains the Company’s ownership in Portola at less than 5%.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2005 (Continued)

13. Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2005	Second Quarter Ended June 30, 2005	Third Quarter Ended September 30, 2005	Fourth Quarter Ended December 31, 2005
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$44,795	$43,892	$50,942	$52,444
Co-promotion revenue	42,826	47,661	33,037	—
Revenue under strategic alliances	36,090	19,092	105,186	44,151
Royalties	—	—	12,514	25,678
Total revenues	123,711	110,645	201,679	122,273
Costs and expenses:
Cost of goods sold	14,581	16,680	89,020	21,046
Research and development	86,154	86,939	80,632	88,459
Selling, general and administrative	51,637	52,060	40,623	36,279
Restructuring	1,107	2,999	58,791	14,213
Amortization of intangibles	8,500	8,500	8,500	8,487
Total costs and expenses	161,979	167,178	277,566	168,484
Loss from operations	(38,268)	(56,533)	(75,887)	(46,211)
Other income, net	1,854	12,422	2,082	2,292
Net loss	$(36,414)	$(44,111)	$(73,805)	$(43,919)
Amounts per common share:
Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.24)	$(0.14)
Weighted-average shares, basic and diluted	306,590	307,570	308,848	310,096

	First Quarter Ended March 31, 2004	Second Quarter Ended June 30, 2004	Third Quarter Ended September 30, 2004	Fourth Quarter Ended December 31, 2004
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$29,648	$34,972	$37,668	$40,764
Co-promotion revenue	47,826	48,651	62,557	47,230
Revenue under strategic alliances	15,091	61,697	9,749	12,353
Total revenues	92,565	145,320	109,974	100,347
Costs and expenses:
Cost of goods sold	15,771	18,061	18,630	17,824
Research and development	96,278	104,382	98,961	102,937
Selling, general and administrative	44,829	46,768	45,903	59,144
Restructuring	11,593	25,191	(414)	1,663
Amortization of intangibles	8,378	8,378	8,378	8,378
Total costs and expenses	176,849	202,780	171,458	189,946
Loss from operations	(84,284)	(57,460)	(61,484)	(89,599)
Other income (expense), net	43,697	3,551	(1,610)	(5,108)
Net loss	$(40,587)	$(53,909)	$(63,094)	$(94,707)
Amounts per common share:
Net loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.21)	$(0.31)
Weighted-average shares, basic and diluted	303,412	304,714	305,202	305,977

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A.                CONTROLS AND PROCEDURES

1.                 Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2.                 Internal Control Over Financial Reporting

a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Millennium Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Millennium Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Millennium Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Millennium Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Millennium Pharmaceuticals, Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts March 2, 2006

c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

There is no information required to be disclosed by us in a report on Form 8-K during the last quarter of the year ended December 31, 2005, that was not reported.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Our Executive Officers” in Part I of this annual report contains information about our executive officers.

We provide information in response to this item in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2006 annual meeting of stockholders to be held on May 4, 2006 as follows:

•       Information about our directors will appear in the section entitled “Proposal 1—Election of Directors.”

•       Information about compliance with Section 16(a) of the Exchange Act will appear in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

•       Information about the audit committee of our Board of Directors and the audit committee financial expert will appear in the subsection entitled “Committees of the Board” in the section entitled “Our Corporate Governance.”

•       Information about procedures for recommending nominees to the Board of Directors will appear in the subsection entitled “Committees of the Board” in the section entitled “Our Corporate Governance.”

We incorporate herein by reference the information contained in those sections of our proxy statement.

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees, known as the Core Values Handbook. The Core Values Handbook is available on our website at http:/ /www.millennium.com/investors in the corporate governance section. We intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, our code of business conduct and ethics. Stockholders may request a free copy of the Core Values Handbook by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts 02139.

Item 11.                 EXECUTIVE COMPENSATION

We provide information about our executive compensation in the sections entitled “Director Compensation,” “Compensation of Executive Officers,” and “Compensation and Talent Committee Report on Executive Compensation” in the proxy statement we file with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 annual meeting of stockholders to be held on May 4, 2006. We incorporate herein by reference the information contained in those sections of our proxy statement.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

We provide information about security ownership of certain beneficial owners and management required by this item in the section entitled “Ownership of Our Common Stock” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on May 4, 2006. We incorporate herein by reference the information contained in that section of our proxy statement.

Equity Compensation Plan Information

We provide information about security ownership of certain beneficial owners and management required by this item in the section entitled “Equity Compensation Plan Information” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on May 4, 2006. We incorporate herein by reference the information contained in that section of our proxy statement.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We provide the information required by this item in the section entitled “Certain Relationships and Related Transactions” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on May 4, 2006. We incorporate herein by reference the information contained in that section of our proxy statement.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

We provide the information required by this item in the section entitled “Independent Registered Public Accounting Firm” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on May 4, 2006. We incorporate herein by reference the information contained in that section of our proxy statement.

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

The following Millennium trademarks are used in this Annual Report on Form 10-K: Millennium® , the Millennium “M” logo and design (registered), Millennium Pharmaceuticals™, VELCADE® (bortezomib) for Injection, and INTEGRILIN® (eptifibatide) Injection. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries. Campath® is a registered trademark of Genzyme Corporation or its subsidiaries, ReoPro® (abciximab) is a trademark of Eli Lilly & Company, Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc., Thalomid® (thalidomide) and Revlimid® (lenalidomide) are trademarks of Celgene Corporation and Angiomax® (bivalirudin) is a trademark of The Medicines Company. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2006	MILLENNIUM PHARMACEUTICALS, INC.
	By:	/s/ DEBORAH DUNSIRE
Deborah Dunsire
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ DEBORAH DUNSIRE	President and Chief Executive Officer;	March 8, 2006
Deborah Dunsire	Director
(Principal Executive Officer)
/s/ MARSHA H. FANUCCI	Senior Vice President and Chief Financial	March 8, 2006
Marsha H. Fanucci	Officer
(Principal Financial and Accounting Officer)
/s/ ROBERT F. FRIEL	Director	March 8, 2006
Robert F. Friel
/s/ A. GRANT HEIDRICH, III	Director	March 8, 2006
A. Grant Heidrich, III
/s/ CHARLES J. HOMCY	Director	March 8, 2006
Charles J. Homcy
/s/ RAJU S. KUCHERLAPATI	Director	March 8, 2006
Raju S. Kucherlapati
/s/ ERIC S. LANDER	Director	March 8, 2006
Eric S. Lander

/s/ MARK J. LEVIN	Director	March 8, 2006
Mark J. Levin
/s/ NORMAN C. SELBY	Director	March 8, 2006
Norman C. Selby
/s/ KENNETH E. WEG	Director	March 8, 2006
Kenneth E. Weg
/s/ ANTHONY H. WILD	Director	March 8, 2006
Anthony H. Wild

EXHIBIT INDEX

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
	Articles of Incorporation and By-laws
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-Q 8-K 10-Q	06/20/1996 04/13/2000 04/19/2001	4.1 3 3.1
3.2	Amended and Restated Bylaws of the Company, as amended	10-Q 10-Q 10-Q	06/20/1996 05/02/2000 11/09/2000	4.2 3.1 3.1
	Instruments defining the rights of security holders, including indentures
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A(333-02490)	05/02/1996	4.1
4.2	Indenture, dated as of January 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee relating to the 5.50% Convertible Subordinated Notes due January 15, 2007 (including the form of debenture)	10-K	02/25/2000	4.2
4.3	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	04/05/2001	4.1
4.4	(a) Indenture, dated February 24, 2000, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), as Trustee, relating to the 5.00% Convertible Subordinated Notes due March 1, 2007	(a)10-Q*	05/10/2000	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)8-K	02/13/2002	4.5
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)8-K	02/13/2002	4.6
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.2
4.5	(a) Indenture, dated June 11, 2001, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (as successor to Firstar Bank, N.A.), as Trustee, relating to the 4.50% Convertible Senior Notes due June 15, 2006	(a)10-Q*	08/03/2001	4.1

	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)S-3(333-82654)	02/13/2002	4.2
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)S-3(333-82654)	02/13/2002	4.3
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.1
	Material contracts—financing agreements
10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/1996 08/14/1997 02/25/2000 03/15/2001	10.2 10.9 10.3, 10.4 10.2
10.2	Lease Agreement dated August 26, 1993, as amended, by and between the Company and the Massachusetts Institute of Technology, as amended, for 640 Memorial Drive, Cambridge, MA	S-1 (333-2490) 10-K 10-K 10-K	3/18/1996 3/24/1999 2/25/2000 3/15/2001	10.32 10.57 10.6 10.4
10.3	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 35 Landsdowne Street, Cambridge, MA	10-Q	11/9/2000	10.3
10.4	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 40 Landsdowne Street, Cambridge, MA	10-Q	11/9/2000	10.4
10.5	First Amendment to Lease FC 40 Landsdowne, Inc. to the Company dated November 5, 2001				X
10.6	Agreement for Lease dated February 9, 2001 among Granta Park Limited, MEPC Limited, Millennium Pharmaceuticals Limited and the Company (including the form of lease)	10-K	3/15/2001	10.8
	Material contracts—research and development/collaboration agreements
10.7	(a) Collaboration and License Agreement dated June 22, 2000 by and between the Company and the sanofi-aventis Group (as successor to Aventis Pharmaceuticals, Inc.), as amended†	(a)10-Q 10-Q	07/26/2000 10/25/2001	10.1 10.3

	(b) Second Amendment effective as of December 22, 2002 dated April 22, 2003 to the Collaboration and License Agreement†	(b)10-Q	08/12/2003	10.1
	(c) Technology Development Agreement dated June 22, 2000†	(c)10-Q	07/26/2000	10.2
	(d) Registration Rights Agreement dated June 22, 2000	(d)10-Q	07/26/2000	10.4
	(e) Letter Agreement dated May 27, 2004 relating to the Collaboration and License Agreement†	(e)10-Q	08/04/2004	10.1
	(f) Letter Agreement dated July 21, 2005†	(f)10-Q	08/08/2005	10.7
	(g) Third Amendment effective as of October 31, 2005 and dated November 7, 2005 to the Collaboration and License Agreement †				X
	Material contracts—INTEGRILIN® (eptifibatide) Injection
10.8	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Société Anonyme, dated July 27, 1994, as amended†	10-Q*	11/13/1998	10.24 10.25 10.26 10.27 10.28 10.29
10.9	New Long Term Supply Agreement between the Company and Solvay, Société Anonyme, dated January 1, 2003†	10-K	03/07/2003	10.9
10.10	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended†	10-Q* 10-K* 10-K* 10-Q* 10-Q*	08/08/1995 03/25/1999 03/30/2000 08/10/2000 11/08/2000	10.41 10.33 10.35 10.1 10.1, 10.2
10.11	Letter agreement dated June 4, 2002 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.8

10.12	Addendum to Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 1, 2003†	10-K	03/10/2004	10.9
10.13	Letter agreement dated November 3, 2003 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.10
10.14	Agreement about European Commercialization of Integrilin by and among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 21, 2004†	10-Q	08/04/2004	10.2
10.15	Letter agreement dated September 17, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†	10-K	03/08/2005	10.10
10.16	Letter agreement dated November 30, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†	10-K	03/08/2005	10.11
10.17	Amended and Restated Integrilin Agreement dated July 22, 2005 among the Company, Schering Corporation and Schering-Plough, Ltd.†	10-Q	11/08/2005	10.1
10.18	Side Agreement dated October 13, 2005 among the Company, Schering Corporation and Schering-Plough Ltd.†	10-Q	11/08/2005	10.2
10.19	Supply Agreement dated September 1, 2005 by and between the Company and Schering Corporation†	10-Q	11/08/2005	10.3
10.20	(a) License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†	10-Q	08/04/2004	10.3

	(b) Letter agreement dated March 4, 2005 relating to the License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†	10-K	03/08/2005	10.12(b)
	Material contracts—VELCADE® (bortezomib) for Injection
10.21	Patent License Agreement between the Public Health Service and the Company dated December 2, 2002†	10-K	03/10/2004	10.11
10.22	Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003†	10-Q	08/12/2003	10.2
	Material contracts—miscellaneous
10.23	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000	10-Q*	05/10/2000	10.2
10.24	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., and Needham & Company, Inc., dated June 11, 2001	10-Q*	08/03/2001	10.2
10.25	Registration Rights Agreement dated January 20, 2000 between the Company and Goldman, Sachs & Co., ING Barings LLC, FleetBoston Robertson Stephens Inc., and Credit Suisse First Boston Corporation	10-K	02/25/2000	10.29
	Material contracts—management contracts and compensatory plans
10.26	Key Employee Change in Control Severance Plan#				X

10.27	Non-Qualified Deferred Compensation Plan#				X
10.28	Form of Restricted Stock Agreement#				X
10.29	Description of Non-Employee Director Compensation#				X
10.30	Description of Success Sharing Bonus Program of Millennium Pharmaceuticals, Inc.#	8-K	02/06/2006	10.1
10.31	2003 Employee Stock Purchase Plan for Non-U.S. Subsidiaries and Affiliated Entities, as amended#	10-Q	11/08/2005	10.5
10.32	2000 Stock Incentive Plan, as amended#	10-K	03/07/2003	10.14
10.33	Form of Terms of Stock Option Granted Under 2000 Stock Incentive Plan#				X
10.34	1997 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.15
10.35	1996 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.16
10.36	1996 Director Option Plan#	S-1/A(333-02490)	04/09/1996	10.1
10.37	1996 Employee Stock Purchase Plan, as amended#	10-Q	11/08/2005	10.4
10.38	1993 Incentive Stock Plan, as amended#	10-K	03/07/2003	10.20
10.39	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.2
10.40	1994 Non-employee Directors’ Stock Option Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.4
10.41	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium BioTherapeutics, Inc.#	10-K	03/07/2003	10.23
10.42	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium Predictive Medicine, Inc.#	10-K	03/07/2003	10.24

10.43	Form of Employment Offer Letter entered into with certain executive officers of the Company, together with a schedule of parties thereto #	10-K	03/08/2005	10.35
10.44	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Charles J. Homcy#	S-1 (33-40627)*	05/16/1991	10.1
10.45	Agreement dated August 6, 2004 between the Company and Marsha H. Fanucci#	10-Q	11/09/2004	10.1
10.46	Offer letter agreement dated September 28, 2004 between the Company and Laurie B. Keating#	10-Q	11/09/2004	10.3
10.47	Offer Letter Agreement dated June 23, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.1
10.48	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.2
10.49	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.3
10.50	Incentive Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005#	10-Q	08/08/2005	10.4
10.51	Nonstatutory Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005#	10-Q	08/08/2005	10.5
10.52	Description of Deferred Compensation Plan for Deborah Dunsire #	10-Q	08/08/2005	10.6
10.53	Offer letter agreement dated January 23, 2006 between the Company and Christophe Bianchi#				X
10.54	Offer letter agreement dated February 6, 2006 between the Company and Stephen M. Gansler#				X
	Additional Exhibits
21	Subsidiaries of the Company				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Statement Pursuant to 18 U.S.C. §1350	X
32.2	Statement Pursuant to 18 U.S.C. §1350	X

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

Millennium Pharmaceuticals, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Charges Utilized/Write-offs	Balance at End of Period
Year ended December 31, 2003	$(1,671)	$(2,254)	$2,425	$(1,500)
Year ended December 31, 2004	(1,500)	(640)	640	(1,500)
Year ended December 31, 2005	(1,500)	(2,004)	1,000	(2,504)