Form 10-Q
period 2006-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2006-05-09
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-Q

___________________

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________.

___________________

Commission File Number  0-28494

MILLENNIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3177038
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

40 Landsdowne Street, Cambridge, Massachusetts  02139
(Address of principal executive offices) (zip code)

(617)  679-7000
(Registrant’s telephone number, including area code)

___________________

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

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐      No   ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 5, 2006:   314,795,116

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

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

PART I   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$17,642	$5,029
Marketable securities	614,852	640,559
Accounts receivable, net of allowances of $500 in 2006 and $2,504 in 2005	68,549	64,338
Inventory	16,410	15,824
Prepaid expenses and other current assets	15,813	15,346
Total current assets	733,266	741,096
Property and equipment, net	176,119	183,059
Restricted cash	7,332	8,486
Other assets	17,880	16,716
Goodwill	1,211,647	1,210,926
Developed technology, net	296,971	305,337
Intangible assets, net	61,891	62,012
Total assets	$2,505,106	$2,527,632

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,655	$31,137
Accrued expenses	52,901	60,325
Current portion of restructuring	32,697	35,362
Current portion of deferred revenue	27,745	27,745
Current portion of capital lease obligations	2,658	4,136
Current portion of long-term debt	105,461	5,890
Total current liabilities	243,117	164,595
Other long-term liabilities	688	48
Restructuring, net of current portion	64,283	69,541
Deferred revenue, net of current portion	10,036	15,973
Capital lease obligations, net of current portion	75,935	76,226
Long-term debt	—	99,571

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 314,107 shares at March 31, 2006 and 311,121 shares at December 31, 2005 issued and outstanding	314	311
Additional paid-in capital	4,599,381	4,582,204
Deferred compensation	—	(4,219)
Accumulated other comprehensive loss	(769)	(9,580)
Accumulated deficit	(2,487,879)	(2,467,038)
Total stockholders’ equity	2,111,047	2,101,678
Total liabilities and stockholders’ equity	$2,505,106	$2,527,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2006	2005
(in thousands, except per share amounts)

Revenues:
Net product sales	$53,373	$44,795
Co-promotion revenue	—	42,826
Revenue under strategic alliances	38,629	36,090
Royalties	30,473	—
Total revenues	122,475	123,711

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	15,828	14,581
Research and development (includes stock-based compensation expense of $6,334 in 2006)	82,598	86,154
Selling, general and administrative (includes stock-based compensation expense of $4,166 in 2006)	35,465	51,637
Restructuring	2,831	1,107
Amortization of intangibles	8,487	8,500
Total costs and expenses	145,209	161,979

Loss from operations	(22,734)	(38,268)

Other income (expense):
Investment income, net	4,625	4,442
Interest expense	(2,732)	(2,588)
Net loss	$(20,841)	$(36,414)

Amounts per common share:

Net loss per share, basic and diluted	$(0.07)	$(0.12)

Weighted average shares, basic and diluted	311,823	306,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2006	2005
(in thousands)
Cash Flows from Operating Activities:
Net loss	$(20,841)	$(36,414)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,442	20,579
Non-cash restructuring charges, net	54	—
Amortization and write-off of deferred financing costs	111	114
Realized loss on securities, net	2,006	701
401K match stock compensation	1,702	1,639
Stock-based compensation expense	10,500	—
Changes in operating assets and liabilities:
Accounts receivable	(4,211)	(40,943)
Inventory	(586)	607
Prepaid expenses and other current assets	(467)	228
Restricted cash and other assets	(1,171)	(246)
Accounts payable and accrued expenses	(24,621)	(29,280)
Advance from Schering-Plough	—	(49,250)
Deferred revenue	(5,936)	22,058
Other long-term liabilities	640	—
Net cash used in operating activities	(26,378)	(110,207)

Cash Flows from Investing Activities:
Investments in marketable securities	(84,728)	(55,378)
Proceeds from sales and maturities of marketable securities	118,420	175,015
Purchases of property and equipment	(1,386)	(4,312)
Other investing activities	(739)	(3,995)
Net cash provided by investing activities	31,567	111,330

Cash Flows from Financing Activities:
Net proceeds from employee stock option exercises	9,198	1,363
Principal payments on capital leases	(1,769)	(3,132)
Net cash provided by (used in) financing activities	7,429	(1,769)

Increase (decrease) in cash and cash equivalents	12,618	(646)
Equity adjustment from foreign currency translation	(5)	79
Cash and cash equivalents, beginning of period	5,029	14,436
Cash and cash equivalents, end of period	$17,642	$13,869

Supplemental Cash Flow Information:
Cash paid for interest	$3,920	$3,815
Supplemental Disclosure of Noncash Investing Activities:
Receipt of shares of SGX Pharmaceuticals, Inc. common stock in exchange for note receivable	$6,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2006, and for the three months ended March 31, 2006 and 2005, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2005, have been derived from audited financial statements.

2.   Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts in operating activities of the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported net loss or net cash used in operating activities.

Certain prior year amounts included in accrued expenses of the condensed consolidated balance sheets have been reclassified to accounts payable to conform to the current year presentation. This reclassification has no impact on previously reported net loss or current liabilities.

Cash Equivalents, Marketable Securities and Other Investments

Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. As a matter of policy, the Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other long term assets at March 31, 2006 and December 31, 2005.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2006 and December 31, 2005 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

During the three months ended March 31, 2006, the Company did not record significant realized gains on marketable securities and recorded realized losses on marketable securities of $2.0 million. During the three months ended March 31, 2005, the Company recorded realized gains on marketable securities of $0.05 million and realized losses on marketable securities of $0.7 million.

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

The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company’s co-promotion revenue was related to sales and development of INTEGRILIN® (eptifibatide) Injection through August 31, 2005. The remainder of the Company’s total revenue is related to its strategic alliances and royalties.

Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”), a member of the Johnson & Johnson Family Of Companies, including license fees, milestones, distribution fees on sales outside of the United States and reimbursement accounted for approximately 21 percent and 22 percent of total revenues for the three months ended March 31, 2006 and 2005, respectively.

Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”), including license fees, royalties on sales of INTEGRILIN in the United States and other territories and reimbursement accounted for approximately 32 percent of total revenues for the three months ended March 31, 2006. There was no revenue other than co-promotion revenue recorded from SGP during the three months ended March 31, 2005.

There were no other significant customers under strategic alliances and royalties in the three months ended March 31, 2006 and 2005.

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

The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has two approved manufacturers that provide eptifibatide, the active pharmaceutical ingredient necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme (“Solvay”), one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of the active pharmaceutical ingredient. The Company is seeking approval of its own alternative process technology for the production of eptifibatide for approval in the United States, Europe and other countries, as required. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company’s marketed products. Materials in process at these alternative suppliers are included in inventory.

The Company also relies on third-party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. The Company has established long-term supply relationships for the production of commercial supplies of the active pharmaceutical ingredient and the fill/finish of VELCADE. The Company currently works with one manufacturer to complete fill/finish for VELCADE and the Company is qualifying a second fill/finish supplier.

During 2004, the Company began distributing VELCADE in the United States through a sole-source distribution model where the Company sells directly to a third party who in turn distributes to the wholesaler base.

Inventory

Inventory consists of currently marketed products, including VELCADE and INTEGRILIN, and from time to time, product candidates awaiting regulatory approval, which were capitalized based upon management’s judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At March 31, 2006 and December 31, 2005, inventory does not include amounts for products that have not been approved for sale.

Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

Inventory consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$8,426	$7,632
Work in process	7,524	7,370
Finished goods	460	822
	$16,410	$15,824

Goodwill and Intangible Assets

Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Intangible assets consist of the following (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(138,029)	$435,000	$(129,663)
Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,169)	17,060	(14,048)
Total amortizable intangible assets, excluding developed technology	35,772	(32,881)	35,772	(32,760)
Total indefinite-lived trademark	59,000	—	59,000	—
Total intangible assets, excluding developed technology	$94,772	$(32,881)	$94,772	$(32,760)

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

Amortization expense was approximately $8.5 million for both the three months ended March 31, 2006 and 2005, respectively. The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

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

Goodwill as of March 31, 2006 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets primarily related to the Company’s acquisitions of COR Therapeutics, Inc. (“COR”), LeukoSite, Inc. (“LeukoSite”) and Cambridge Discovery Chemistry, LTD. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from the LeukoSite acquisition.

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

•                  royalties earned on sales of INTEGRILIN in Europe, as provided by GSK; and

•                  other royalties.

Advertising and Promotional Expenses

Advertising and promotional expenses are expensed as incurred. During the three months ended March 31, 2006 and 2005, advertising and promotional expenses were $5.2 million and $11.6 million, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Options and warrants to purchase shares of common stock that were not included in the calculation of diluted shares because the effect of including the options and warrants would have been anti-dilutive were 2.2 million and 2.9 million at March 31, 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss is composed of net loss, change in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(20,841)	$(36,414)
Unrealized gain (loss) on marketable securities	8,816	(4,658)
Cumulative translation adjustments	(5)	79
Comprehensive loss	$(12,030)	$(40,993)

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2006	December 31, 2005
Unrealized loss on marketable securities	$(925)	$(9,741)
Cumulative translation adjustments	156	161
Accumulated other comprehensive loss	$(769)	$(9,580)

Stock-Based Compensation

As discussed more fully in Note 6, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation primarily relates to stock options, restricted stock and the Company’s employee stock purchase plans.

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans. Under APB 25, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), shall be recognized in statements of operations in the periods after the date of adoption. For awards granted prior to January 1, 2006, the Company calculated stock-based compensation expense on an accelerated basis for stock options and on a straight-line basis for restricted stock.

As a result of the adoption of SFAS 123R, the incremental impact on stock compensation expense caused net loss for the three months ended March 31, 2006, to be $10.5 million or, $0.03 per share, greater than if the Company had continued to account for share-based compensation under APB 25.

SFAS 123R requires the presentation of pro forma information for periods prior to adoption as if the Company had accounted for all stock-based employee compensation under the fair value method of that statement. For purposes of this pro forma disclosure, the estimated fair value of the stock options at the date of the grant is amortized to expense on an accelerated basis over the requisite service period, which generally equals the vesting period and the Company accounted for forfeitures as they occurred. The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation (in thousands, except per share amounts):

Net loss	$(36,414)
Add: Stock-based employee compensation as reported in the Statement of Operations	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16,409)
Pro forma net loss	$(52,823)

Amounts per common share:
Basic and diluted — as reported	$(0.12)
Basic and diluted — pro forma	$(0.17)

Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable dates, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of SFAS No. 154, the Company does not currently believe that adoption will have a material impact on results of operations, financial position or cash flows.

3.    Restructuring

2005 Strategic Refinement

In October 2005, the Company announced its 2005 restructuring plan in support of a refined strategy focused on advancing key growth assets, including VELCADE, advancing the Company’s clinical pipeline of seven novel oncology and inflammation molecules and building a leading oncology-focused discovery organization. In connection with the strategic refinement, the Company substantially reduced its effort in inflammation discovery and reduced overall headcount, including eliminating INTEGRILIN sales and marketing positions, positions in inflammation discovery and various other business support groups.

The Company recorded restructuring charges of $1.9 million during the three months ended March 31, 2006 under the 2005 restructuring plan primarily related to additional facility related costs associated with vacated buildings and employee termination benefits as a result of the headcount reductions within inflammation discovery and business support groups.

These costs are included in restructuring in the statements of operations and in current and long-term liabilities on the balance sheet at March 31, 2006. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at				Balance at
	December 31,			Asset	March 31,
	2005	Charges	Payments	Impairment	2006
Termination benefits	$4,367	$837	$(2,410)	$—	$2,794
Facilities	24,812	971	(1,527)	—	24,256
Asset impairment	—	54	—	(54)	—
Contract termination	37	37	(74)	—	—
Other associated costs	16	34	(9)	—	41
Total	$29,232	$1,933	$(4,020)	$(54)	$27,091

The Company continues to evaluate its strategic alternatives under the refined strategy, including facility consolidation, and as a result, significant material restructuring charges could result.

2003 Restructuring Plan

In December 2002 and June 2003, the Company realigned it resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities. The Company recorded restructuring charges of $0.9 million during the three months ended March 31, 2006 under the 2003 restructuring plan primarily related to additional facility related costs associated with vacated buildings.

The following table displays the restructuring activity and liability balances related entirely to remaining facility obligations (in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2005	Charges	Payments	2006
Facilities	$75,671	$898	$(6,680)	$69,889

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

The projected timing of payments of the remaining restructuring liabilities under both the 2005 and the 2003 restructuring plans at March 31, 2006 is approximately $32.7 million due through March 31, 2007 and $64.3 million thereafter through 2022. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring.

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

Upon closing, SGP assumed development obligations relating to INTEGRILIN. The Company continues to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the United States and other areas outside of the European Union.

In January 2005, the Company repaid SGP approximately $49.3 million for advances SGP had made for inventory purchases in prior years.

During the three months ended March 31, 2006, the Company recognized $15.0 million of milestone payments under its alliance with Ortho Biotech relating to VELCADE and the achievement of agreed-upon sales levels of VELCADE.

5.   Convertible Debt

The Company had the following convertible notes outstanding at March 31, 2006, for a total of $105.5 million, all of which is included in current liabilities:

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

6.   Stock Option Plans

As discussed in Note 2, the Company adopted SFAS 123R, effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation primarily relates to stock options, restricted stock and the Company’s employee stock purchase plans. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, options have a contractual term of ten years and vest monthly over a four-year period from grant date, although certain options have been, and may in the future, be granted with shorter vesting. Options granted to consultants and other nonemployees generally vest over the period of service to the Company. Awards of restricted shares are granted to officers and certain employees and generally fully vest four years from the grant date, although certain awards have been, and may in the future, be granted with shorter vesting. The Company recognizes stock-based compensation expense equal to the fair value of stock options on an accelerated basis over the requisite service period of the individual grantees, which generally equals the vesting period. Restricted stock awards are recorded as compensation cost on an accelerated basis over the requisite vesting periods based on the market value on the date of the grant.  The Company provides newly issued shares to satisfy stock option exercises and the issuance of restricted stock.

As a result of the adoption of SFAS 123R, the incremental impact on stock compensation expense caused net loss for the quarter ended March 31, 2006, to be $10.5 million or, $0.03 per share, greater than if the Company had continued to account for share-based compensation under APB 25.

In connection with the adoption of SFAS 123R, the Company reassessed the valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. In the fourth quarter of 2005, the Company considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other such factors as its stage of development, the length of time the Company has been public and the impact of having a marketed product, the Company believes a blended volatility rate based upon the most recent three-year and four-year periods of historical performance as well as the implied volatilities of currently traded options better reflects the expected volatility of its stock going forward. The Company uses historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. The Company validated its estimates and assumptions with an independent third party having the relevant expertise in valuation methodologies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the weighted-average assumptions the Company used in its fair value calculation at the date of grant:

	Stock Options		Stock Purchase Plan
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Expected life (years)	3.7	5.3	0.5	0.5
Risk-free interest rate	4.72%	4.11%	3.63%	3.27%
Volatility	45%	60%	60%	60%

The Company has never declared cash dividends on any of its capital stock and does not expect do so in the foreseeable future.

SFAS 123R requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

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

The 2000 Incentive Stock Plan (the “2000 Plan”) allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At March 31, 2006, a total of 40,537,747 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 2000 Plan.

During the three months ended March 31, 2006, the Company issued 1,387,560 shares of restricted stock under the Company’s 2000 Incentive Stock Plan to officers and certain key employees. The following table presents the combined option activity of the Company’s stock plans for the three months ended March 31, 2006:

	Shares of Common Stock Attributable to Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	34,949,289	$16.56
Granted	2,673,763	10.45
Exercised	(1,432,022)	6.42
Forfeited or expired	(2,578,870)	22.68
Outstanding at March 31, 2006	33,612,160	$16.04	7.10	$27,379
Vested or expected to vest at March 31, 2006	32,181,325	$16.28	0.39	$26,527
Exercisable at March 31, 2006	20,411,621	$19.58	5.97	$16,531

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.04 and $4.81, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 amounted to approximately $5.5 million and $1.0 million, respectively. As of March 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $36.0 million, including estimated forfeitures, which will be amortized on an accelerated basis over the weighted-average remaining requisite service period of approximately one and one half years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2006, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	480,000	$9.97
Granted	1,387,560	10.44
Vested	—	—
Forfeited	(1,315)	10.50
Nonvested at March 31, 2006	1,866,245	$10.32

As of March 31, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to approximately $14.4 million, including estimated forfeitures, which will be amortized primarily on an accelerated basis over the weighted-average remaining requisite service period of approximately two years. No shares of restricted stock vested during the three months ended March 31, 2006 and 2005, respectively.

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

On October 26, 2005, we announced our refined business strategy to focus on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline in oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we have taken and will continue to take steps to reduce total annual research and development and selling, general and administrative expenses in 2006. These steps build on our restructured relationship with Schering Corporation and Schering-Plough Ltd., together referred to as SGP. We reduced the size of our company from 1,500 employees at the end of 2004 to approximately 1,100 employees at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups. We have recorded approximately $44.4 million of this charge between September 2005 through March 2006. We continue to evaluate our strategic alternatives under our refined strategy, including facility consolidation, and as a result, significant material restructuring charges could result.

On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. We receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007. In addition, we continue to manage the supply of product for INTEGRILIN at the expense of SGP for products sold in the SGP territories. The payments received as a result of managing the supply chain are recorded as strategic alliance revenue.

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

Our overall business strategy is to build a portfolio of innovative, new medicines based on our understanding of particular molecular pathways that affect the establishment and progression of specific diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but will seek development and commercial collaborators on favorable terms or when we believe that doing so would be advantageous to us. For example, we generally intend to enter into sales and marketing alliances with major pharmaceutical companies for products in disease areas that require large sales forces or for markets outside of the United States.

In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through Ortho Biotech Products, L.P., a member of the Johnson Family Of Companies, or Ortho Biotech, elsewhere for initial treatment of multiple myeloma and for the treatment of additional cancer types. We believe that these additional uses of VELCADE would lead to significant expansion of our cancer business. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

In the long term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs and continue to evaluate opportunities to supplement our pipeline through in-licensing and acquisitions. If we are successful, we would use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations.

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

The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin’s lymphoma, in November 2004, due to the high unmet medical need of these patients and based on the strength of data for VELCADE in its clinical trials. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document. We expect to file an sNDA for VELCADE as a monotherapy for the treatment of relapsed and refractory mantle cell lymphoma during the second half of 2006.

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

After September 1, 2005, under our amended collaboration agreement with SGP, we began receiving royalties on sales of INTEGRILIN in the United States. SGP continues to pay us royalties on sales of INTEGRILIN in specified territories outside of the European Union and reimburses us for manufacturing-related costs.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets, goodwill and stock-based compensation. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K, filed with the SEC on March 8, 2006, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

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

We recognize revenue from the sale of VELCADE in the United States when delivery has occurred and title has transferred. We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to significantly stock inventory due to the expensive nature of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source distribution model. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so would result in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at March 31, 2006.

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

Inventory

Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval, which were capitalized based upon management’s judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At March 31, 2006 and December 31, 2005, inventory does not include amounts for products that had not been approved for sale. Inventories primarily represent raw materials used in production, work in process and finished goods inventory on hand, valued at cost, for VELCADE, raw material used in production and work in process, valued at cost, for INTEGRILIN to supply GSK and limited amounts of work in process, valued at cost, for INTEGRILIN to supply SGP. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would adjust inventory to its net realizable value.

Intangible Assets

We have acquired significant intangible assets that we value and record. Those assets that do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets at acquisition. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions for significant acquisitions of intangibles. We review intangible assets for impairment on a periodic basis using an undiscounted net cash flows approach when impairment indicators arise. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.

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

Stock-Based Compensation Expense

We adopted Statement of Financial Accounting Standards, or SFAS No. 123 (revised 2004), “Share Based Payment,” or SFAS No. 123R, effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in our operations, and accordingly the adoption of SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In the fourth quarter of 2005, we considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other such factors as our stage of development, the length of time we have been public and the impact of having a marketed product, we believe a blended volatility rate based upon the most recent three-year and four-year periods of historical performance, as well as the implied volatilities of currently traded options better reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause future stock-based compensation expenses to vary significantly in future reporting periods.

We use historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. Upon adoption of SFAS 123R, we validated our estimates and assumptions with an independent third party having the relevant expertise in valuation methodologies. Additionally, we are required to estimate forfeiture rates to

estimate the number of shares that will vest in a period to which the fair value is applied.   We will continually monitor employee exercise behavior and may adjust the estimated term and forfeiture rates in future periods. Increasing the estimated life would result in an increase in the fair value to be recognized over the requisite service period, generally the vesting period. Estimated forfeitures will be adjusted to actual forfeitures upon the vest date of the cancelled options as a cumulative catch up adjustment on a quarterly basis. Doing so could cause future expenses to vary at each reporting period.

Prior to January 1, 2006, we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for our stock-based compensation plans. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. We elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in our statements of operations in the periods after the date of adoption.

We estimate stock-based compensation expense to be in the range of $40.0 million to $50.0 million in 2006, dependent upon market price, assumptions used in estimating the fair value as discussed above and the levels of share-based payments granted in 2006. In March 2006, we revised our annual merit compensation program to include both stock options and restricted stock to certain employees. For the three months ended March 31, 2006, we recognized total stock-based compensation expense under SFAS 123R of $10.5 million. As of March 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards and nonvested restricted stock awards amounted to approximately $36.0 million and $14.4 million, including estimated forfeitures, respectively, which will be amortized primarily on an accelerated basis over the weighted-average remaining requisite service periods of approximately one and one half years and two years, respectively.

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154 which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable dates, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although we continue to evaluate the application of SFAS No. 154, we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

Results of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,		Increase/ (Decrease) Percentage Change
	2006	2005	2006/2005
(in thousands, except per share amounts)
Revenues:
Net product sales	$53,373	$44,795	19%
Co-promotion revenue	—	42,826	(100)
Revenue under strategic alliances	38,629	36,090	7
Royalties	30,473	—	—
Total revenues	122,475	123,711	(1)

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	15,828	14,581	9
Research and development (includes stock-based compensation expense of $6,334 in 2006)	82,598	86,154	(4)
Selling, general and administrative (includes stock-based compensation expense of $4,166 in 2006)	35,465	51,637	(31)
Restructuring	2,831	1,107	156
Amortization of intangibles	8,487	8,500	—
Total costs and expenses	145,209	161,979	(10)

Loss from operations	(22,734)	(38,268)	(41)

Other income (expense):
Investment income, net	4,625	4,442	4
Interest expense	(2,732)	(2,588)	6
Net loss	$(20,841)	$(36,414)	(43)%

Amounts per common share:
Net loss, basic and diluted	$(0.07)	$(0.12)

Weighted average shares, basic and diluted	311,823	306,590

Revenues

Total revenues decreased 1% to $122.5 million in the first quarter of 2006 compared to the first quarter of 2005. The decrease primarily relates to lower revenue from our collaborators, including total lower revenue from SGP as a result of the restructured relationship, lower license fee revenue recognized from GSK and other strategic alliances. Revenue from our collaborators includes revenue under strategic alliance, royalties, and in 2005, co-promotion revenue. This decrease is partially offset by higher net product sales of VELCADE.

Net product sales of VELCADE increased 19% to $53.4 million in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to growth in the second-line treatment setting as a result of the March 2005 FDA market approval of our sNDA filing. Reserves for product returns, chargebacks and discounts represent approximately 6% of gross product sales in the first quarters of 2006 and 2005. Product sales from VELCADE represented approximately 44% of our first quarter revenues in 2006 and 36% for the first quarter of 2005.

As of September 1, 2005, we are no longer reporting co-promotion revenue due to our restructured relationship with SGP. Co-promotion revenue represented approximately 35% of our first quarter revenues in 2005.

Revenue under strategic alliances increased 7% to $38.6 million during the first quarter of 2006 compared to the first quarter of 2005. The increase is primarily due to the restructured SGP relationship, which generated additional revenue from the management of the INTEGRILIN supply chain previously reported under co-promotion revenue, partially offset by a reduction in milestone revenue compared to the prior year.

We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with major pharmaceutical companies.

Beginning, September 1, 2005, in connection with the closing of our transaction with SGP, we now record royalty revenue. Royalty revenue may include royalties earned upon sales of INTEGRILIN in the United States and other territories around the world as provided by SGP, royalties earned upon sales of INTEGRILIN in Europe as provided by GSK, distribution fees earned upon sales outside of the United States of VELCADE as provided by Ortho Biotech and any royalties earned under certain of our early discovery alliances. During the first quarter of 2006, we recorded $30.5 million of royalty revenue, which primarily included royalties from SGP and Ortho Biotech.

Cost of Sales

Cost of sales increased 9% to $15.9 million in the first quarter of 2006 compared to the first quarter of 2005. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP. The increase is primarily attributable to increased shipments of VELCADE.

Research and Development

Research and development expenses decreased 4% to $82.6 million in the first quarter of 2006 compared to the first quarter of 2005. The decrease was primarily a result of cost reductions associated with our 2005 strategy refinement and restructuring efforts combined with decreased spending in our discovery organization partially offset by the addition of stock-based compensation expense of approximately $6.3 million related to the adoption of SFAS 123R on January 1, 2006.

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

Product Description	Disease Indication	Current Trial Status
Cancer
MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinase, or RTK, including FLT-3, PDGF-R and c-KIT	Acute myeloid leukemia Glioma(1) Renal(1) Prostate(1)	phase I/phase II phase I planned for 2006 phase I planned for 2006 phase I planned for 2006
MLN8054 is a small molecule inhibitor of AuroraA kinases	Advanced malignancies	phase I

Inflammatory Diseases
MLN02 is a humanized monoclonal antibody directed against the alpha4ß7 receptor	Crohn’s disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Secondary atherosclerosis Scleroderma	phase IIa phase IIa phase IIa planned for 2006
MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned for 2006
MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN0415 is a small molecule inhibitor of IKKB	Inflammatory diseases	phase I planned for 2006 / 2007

(1)    Trials to be conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

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

Selling, General and Administrative

Selling, general and administrative expenses decreased 31% to $35.5 million in the first quarter of 2006 compared to the first quarter of 2005. The decrease is primarily the result of reduced sales and marketing expenses associated with the transfer of the U.S. commercialization rights to INTEGRILIN to SGP as of September 1, 2005 combined with cost reductions associated with our 2005 strategy refinement and restructuring efforts partially offset by the addition of stock-based compensation expense of approximately $4.2 million related to the adoption of SFAS 123R on January 1, 2006.

Restructuring

During the fourth quarter of 2005, we announced our 2005 strategy refinement focused on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline in oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we have taken a series of steps, building on our restructured relationship with SGP, which together have reduced research and development and selling, general and administrative expenses in 2006. We expect these cost reductions to continue throughout the remainder of 2006. We reduced the size of our company from 1,500 employees at the end of 2004 to approximately 1,100 at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups.

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

During the first quarter of 2006, we recorded a total of $2.8 million of restructuring charges under the 2005 strategy refinement and our 2003 restructuring plan. We recorded restructuring charges of approximately $1.9 million under the 2005 restructuring plan primarily related to additional facility related costs associated with vacated buildings and employee termination benefits as a result of the headcount reductions within inflammation discovery and business support groups. We recorded approximately $0.9 million of restructuring charges in the first quarter of 2006 under our 2003 restructuring plan, primarily related to additional facility related costs associated with vacated buildings.  We continue to evaluate strategic alternatives under our strategy refinement, including facility consolidation, and as a result, significant material charges could result.

Amortization of Intangibles

Amortization of intangible assets of $8.5 million in the first quarter of 2006 was relatively unchanged from the first quarter of 2005. Amortization in 2006 and 2005 primarily relates to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

Investment income increased 4% to $4.6 million in the first quarter of 2006 compared to the first quarter of 2005. The increase is primarily attributable to more favorable market conditions resulting in higher yields.

Interest Expense

Interest expense increased 6% to $2.7 million in the first quarter of 2006 compared to the first quarter of 2005. The increase is primarily attributable to increased capital lease buyouts resulting in higher related interest expense.

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

As of March 31, 2006 we had $632.5 million in cash, cash equivalents and marketable securities. This excludes $7.3 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of March 31, 2006, which primarily serve as collateral for letters of credit securing leased facilities. As of March 31, 2006 we had $105.5 million of outstanding convertible debt, all of which is included in current liabilities.

Our significant capital resources are as follows:

(in thousands)	March 31, 2006	December 31, 2005
Cash, cash equivalents and marketable securities	$632,494	$645,588
Working capital	490,149	576,501
Long term debt, net of current portion	—	99,571

	Three Months Ended March 31,
	2006	2005
Cash provided by (used in):
Operating activities	$(26,378)	$(110,207)
Investing activities	31,567	111,330
Financing activities	7,429	(1,769)
Capital expenditures (included in investing activities above)	(1,386)	(4,312)

Cash Flows

The principal use of cash in operating activities in both 2006 and 2005 was to fund our net loss. In January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

Investing activities provided cash of $31.6 million in 2006 and $111.3 million in 2005. The principal source of funds in both 2006 and 2005 was the proceeds from sales and maturities of marketable securities. The decrease in capital expenditures from 2005 is due to lower equipment expenditures as a result of our restructuring efforts.

Financing activities provided cash of $7.4 million in 2006. The principal source of funds was from the sales of common stock to our employees. We used $1.8 million in financing activities in 2005 primarily to make principal payments on our capital leases.

We believe that our existing cash and cash equivalents and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2005.

As of March 31, 2006, we did not have any financing arrangements that were not reflected in our balance sheet.

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

With respect to VELCADE, we face competition from Celgene’s Thalomid and its derivatives, a treatment approved for complications associated with leprosy which is used broadly for multiple myeloma based on data published in peer-reviewed publications. Celgene has filed a sNDA for Thalomid for the treatment of multiple myeloma that was accepted by the FDA for review in 2005. We also face competition for VELCADE from Celgene’s Revlimid which was approved by the FDA in December 2005 for the treatment of a subset of patients with transfusion-dependent anemia. Celgene is also developing Revlimid for the treatment of patients with multiple myeloma and in March 2006 announced that the FDA granted a priority review designation to its sNDA for the treatment of relapsed or refractory multiple myeloma. We expect to see increased competition from Revlimid prior to approval of this sNDA as Celgene accelerates its prelaunch activities. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE, including other proteasome inhibitors, that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

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

We have incurred net losses $20.8 million for the three months ended March 31, 2006 and $36.4 million for the three months ended March 31, 2005, net losses of $198.2 million for the year ended December 31, 2005, $252.3 million for the year ended December 31, 2004 and $483.7 million for the year ended December 31, 2003. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

At March 31, 2006, we had approximately $105.5 million of outstanding convertible debt, of which $5.9 million matures in 2006 and $99.6 million matures in 2007 and $78.6 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $5.5 million over the next year.

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

We recorded restructuring charges of $2.8 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively, restructuring charges of $77.1 million for the year ended December 31, 2005, $38.0 million for the year ended December 31, 2004 and $191.0 million for the year ended December 31, 2003. In December 2002 and June 2003, we took steps as part of our 2003 restructuring plan to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. We may not achieve the cost savings anticipated from the restructurings because such savings are difficult to predict and speculative in nature. On September 1, 2005, we transferred exclusive U.S. commercialization and development rights of INTEGRILIN to SGP and on October 26, 2005, we announced additional efforts to refine our strategy including a substantial reduction of our inflammation discovery programs. As a result of these efforts, we expect to reduce total research and development and selling, general and administration expenses. We may not achieve our estimated expense reductions because such savings are difficult to predict and speculative in nature.

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

With respect to VELCADE, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE. On May 4, 2006, a federal court ruled in favor of Ariad in its patent-infringement lawsuit against Eli Lilly relating to United States Patent No. 6,410,516. We expect that Eli Lilly will challenge this verdict and the validity of the patent. However, Ariad’s initial success in its claim against Eli Lilly may increase the possibility that Ariad could sue us and allege infringement of the patent.

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

Competition from generic pharmaceutical manufacturers could negatively impact our products sales.

Competition from manufacturers of generic drugs is a major challenge for us in the U.S. and is growing internationally. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we could lose the major portion of sales of that product in a very short period, which could adversely affect our business.

Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products, however, need only demonstrate a level of availability in the bloodstream equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less. The issued U.S. patents related to VELCADE expire in 2014 with the potential for extension and the issued foreign patents expire in 2015 with extensions issued or pending in a number of countries. The issued United States patents that cover INTEGRILIN expire in 2014 and 2015 and the issued foreign patents expire between 2010 and 2012. In addition, our patent-protected products can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity.

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

We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have two approved manufacturers that currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it and the other manufacturer for the production of bulk product. As a result, unless we have an approved alternative process technology, we will be reliant on these manufacturers. We have two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. If our current manufacturers are unable to continue or decide to discontinue their fill/finish services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could harm our business.

We have filed with the FDA for approval of an alternate process technology for INTEGRILIN. We cannot quantify the time or expense that may ultimately be required to obtain approval for an alternate process technology, but it is possible that such time or expense could be substantial. Moreover, we may not be able to implement any new process technology successfully.

In order to mitigate the risk of INTEGRILIN supply interruption, we have entered into a new third party fill/finish and bulk product manufacturing arrangement on commercially reasonable terms and are currently engaged in completing a new third party arrangement which will manufacture eptifibatide utilizing the new process. We may not be able complete this third party arrangement. Even if we do, if demand for INTEGRILIN does not meet our forecasts, the manufacturing cost under this new arrangement could be more expensive on a per unit basis than the cost under our existing arrangements, which would increase the cost of the product for SGP, and could adversely affect our business. Furthermore, because these are new manufacturing arrangements, these manufacturers may encounter difficulties that could adversely affect the supply of INTEGRILIN and, thereby, harm our business.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $10.6 million decrease in the fair value of our investments as of March 31, 2006. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

As of March 31, 2006, the fair value of our 4.5% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

We have no derivative instruments outstanding as of March 31, 2006.

As of March 31, 2006 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.         Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    Exhibits

(a)               Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC.
(Registrant)

Date: May 9, 2006	/s/ MARSHA H. FANUCCI
Marsha H. Fanucci
Senior Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350