Form 10-Q
period 2006-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2006-08-04
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|	Accelerated filer |_|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on August 2, 2006: 315,324,347

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

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

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,461	$5,029
Marketable securities	615,542	640,559
Accounts receivable, net of allowances of $521 in 2006 and $2,504 in 2005	69,009	64,338
Inventory	13,623	15,824
Prepaid expenses and other current assets	11,512	15,346

Total current assets	720,147	741,096
Property and equipment, net	167,534	183,059
Restricted cash	7,431	8,486
Other assets	18,138	16,716
Goodwill	1,212,437	1,210,926
Developed technology, net	288,607	305,337
Intangible assets, net	61,768	62,012

Total assets	$2,476,062	$2,527,632

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,512	$31,137
Accrued expenses	53,405	60,325
Current portion of restructuring	32,817	35,362
Current portion of deferred revenue	18,654	27,745
Current portion of capital lease obligations	1,446	4,136
Current portion of long-term debt	99,571	5,890

Total current liabilities	226,405	164,595
Other long-term liabilities	716	48
Restructuring, net of current portion	53,189	69,541
Deferred revenue, net of current portion	13,133	15,973
Capital lease obligations, net of current portion	75,641	76,226
Long-term debt	—	99,571

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 315,215 shares at June 30, 2006 and 311,121 shares at December 31, 2005 issued and outstanding	315	311
Additional paid-in capital	4,618,765	4,582,204
Deferred compensation	—	(4,219)
Accumulated other comprehensive loss	(6,556)	(9,580)
Accumulated deficit	(2,505,546)	(2,467,038)

Total stockholders' equity	2,106,978	2,101,678

Total liabilities and stockholders' equity	$2,476,062	$2,527,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands, except per share amounts)
Revenues:
Net product sales	$58,786	$43,892	$112,159	$88,687
Co-promotion revenue	—	47,661	—	90,487
Revenue under strategic alliances	27,165	19,092	65,794	55,182
Royalties	34,172	—	64,645	—

Total revenues	120,123	110,645	242,598	234,356

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	14,102	16,680	29,930	31,261
Research and development (Note 1)	79,309	86,939	161,907	173,093
Selling, general and administrative (Note 1)	37,391	52,060	72,856	103,697
Restructuring	1,554	2,999	4,385	4,106
Amortization of intangibles	8,487	8,500	16,974	17,000

Total costs and expenses	140,843	167,178	286,052	329,157

Loss from operations	(20,720)	(56,533)	(43,454)	(94,801)

Other income (expense):
Investment income, net	5,777	14,737	10,402	19,179
Interest expense	(2,724)	(2,315)	(5,456)	(4,903)

Net loss	$(17,667)	$(44,111)	$(38,508)	$(80,525)

Amounts per common share:
Net loss per share, basic and diluted	$(0.06)	$(0.14)	$(0.12)	$(0.26)

Weighted average shares, basic and diluted	313,321	307,570	312,575	307,082

Note 1: Upon adoption of SFAS No. 123 (revised 2004), “Share Based Payments,” (“SFAS No. 123R”) on January 1, 2006, the Company began recording stock-based compensation expense in its condensed consolidated statements of operations. No stock-based compensation expense was recognized under SFAS No. 123R in any prior periods. See Note 6 to the condensed consolidated financial statements for further discussion. Stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Research and development	$5,998	$—	$12,332	$—
Selling, general and administrative	5,483	—	9,649	—

Total	$11,481	$—	$21,981	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2006	2005
(in thousands)
Cash Flows from Operating Activities:
Net loss	$(38,508)	$(80,525)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	33,252	39,883
Non-cash restructuring charges	4,368	—
Amortization and write-off of deferred financing costs	218	226
Realized loss on securities, net	3,078	1,521
Realized gain on sale of investment in TransForm Pharmaceuticals	—	(10,465)
401K match stock compensation	2,838	3,057
Stock-based compensation expense under SFAS No. 123R	21,981	—
Changes in operating assets and liabilities:
Accounts receivable	(4,671)	3,025
Inventory	2,201	3,942
Prepaid expenses and other current assets	3,834	(95)
Restricted cash and other assets	(1,620)	(3,523)
Accounts payable and accrued expenses	(36,272)	(39,168)
Advance from Schering-Plough	—	(49,250)
Deferred revenue	(11,931)	20,769
Other long-term liabilities	668	—

Net cash used in operating activities	(20,564)	(110,603)

Cash Flows from Investing Activities:
Investments in marketable securities	(179,640)	(141,974)
Proceeds from sales and maturities of marketable securities	206,428	256,537
Proceeds from sale of investment in TransForm Pharmaceuticals	—	10,585
Purchases of property and equipment	(5,552)	(6,430)
Other investing activities	(1,379)	(4,507)

Net cash provided by investing activities	19,857	114,211

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	15,966	8,625
Repayment of long-term debt	(5,890)	—
Principal payments on capital leases	(3,275)	(6,901)

Net cash provided by financing activities	6,801	1,724

Increase in cash and cash equivalents	6,094	5,332
Equity adjustment from foreign currency translation	(662)	140
Cash and cash equivalents, beginning of period	5,029	14,436

Cash and cash equivalents, end of period	$10,461	$19,908

Supplemental Cash Flow Information:
Cash paid for interest	$5,165	$4,942

Supplemental Disclosure of Noncash Investing Activities:
Receipt of shares of SGX Pharmaceuticals, Inc. common stock in exchange for note receivable	$6,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

        The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2005, have been derived from audited financial statements.

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

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. As a matter of policy, the Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other long term assets at June 30, 2006 and December 31, 2005.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2006 and December 31, 2005 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three and six months ended June 30, 2006, the Company did not record significant realized gains on marketable securities. During the three and six months ended June 30, 2006, the Company recorded realized losses on marketable securities of $1.1 million and $3.1 million, respectively. During the three months ended June 30, 2005, the Company did not record realized gains on marketable securities and recorded realized losses on marketable securities of $0.8 million. During the six months ended June 30, 2005, the Company recorded realized gains on marketable securities of $0.1 million and realized losses on marketable securities of $1.6 million.

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

        The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company’s product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company’s co-promotion revenue reported in prior periods was related to sales and development of INTEGRILIN® (eptifibatide) Injection through August 31, 2005. The remainder of the Company’s total revenue is related to its strategic alliances and royalties.

        Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”), a member of the Johnson & Johnson Family Of Companies, including license fees, milestones, distribution fees on sales outside of the United States and expense reimbursement accounted for approximately 14 percent and eight percent of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 17 percent and 15 percent of total revenues for the six months ended June 30, 2006 and 2005, respectively.

        Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”), including license fees, royalties on sales of INTEGRILIN in the United States and other territories and manufacturing-related reimbursement accounted for approximately 30 percent and 31 percent of total revenues for the three and six months ended June 30, 2006, respectively. There was no revenue other than co-promotion revenue recorded from SGP during the three and six months ended June 30, 2005, respectively.

        There were no other significant customers under strategic alliances and royalties in the three and six months ended June 30, 2006 and 2005.

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

        The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has three approved manufacturers that provide eptifibatide, the active pharmaceutical ingredient (“API”) necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme (“Solvay”), one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of the API. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. In June 2006, the Company received FDA approval of its own alternative process technology utilized by the third manufacturer for the production of eptifibatide for approval in the United States and is currently seeking approval in Europe and other countries, as required. Beginning July 1, 2006, SGP will purchase the majority of its API directly from the manufacturer. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company’s marketed products. Materials in process at these alternative suppliers are included in inventory.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The Company also relies on third-party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. The Company has established long-term supply relationships for the production of commercial supplies of VELCADE. The Company works with one manufacturer under a long-term supply agreement to complete fill/finish for VELCADE. The Company is currently qualifying a second fill/finish supplier in order to mitigate its risk of VELCADE supply interruption. Materials in process at these alternative suppliers are included in inventory.

        During 2004, the Company began distributing VELCADE in the United States through a sole-source open access distribution model where the Company sells directly to an independent third party who in turn distributes to the wholesaler base. In April 2006, the Company’s distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States.

Inventory

        Inventory consists of currently marketed products, including VELCADE and INTEGRILIN, and from time to time, product candidates awaiting regulatory approval, which are capitalized based upon management’s judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At June 30, 2006 and December 31, 2005, inventory does not include amounts for products that have not been approved for sale.

        Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

        Inventory consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$6,798	$7,632
Work in process	6,125	7,370
Finished goods	700	822

	$13,623	$15,824

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

        Intangible assets consist of the following (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(146,393)	$435,000	$(129,663)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,292)	17,060	(14,048)

Total amortizable intangible assets, excluding developed technology	35,772	(33,004)	35,772	(32,760)
Total indefinite-lived trademark	59,000	—	59,000	—

Total intangible assets, excluding developed technology	$94,772	$(33,004)	$94,772	$(32,760)

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Amortization expense was approximately $8.5 million in each of the three months ended June 30, 2006 and 2005. Amortization expense was approximately $17.0 million in each of the six months ended June 30, 2006 and 2005. The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

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

        Goodwill as of June 30, 2006 and December 31, 2005 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets primarily related to the Company’s acquisitions of COR Therapeutics, Inc., LeukoSite, Inc. (“LeukoSite”) and Cambridge Discovery Chemistry, LTD. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from the LeukoSite acquisition.

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

Net product sales

        The Company records product sales of VELCADE when delivery has occurred, title has transferred, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for estimated returns and discounts at the time of sale. Costs incurred by the Company for shipping and handling are recorded in cost of sales.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

Royalties

        Beginning on September 1, 2005, in connection with the closing of the Company’s amended collaboration agreement with SGP, as discussed in Note 4, the Company began to record royalty income. Royalties are recognized as revenue when earned. Royalties may include:

•	royalties earned on sales of INTEGRILIN in the United States and other territories around the world, as provided by SGP;

•	royalties, or distribution fees, earned on international sales of VELCADE, as provided by Ortho Biotech;

•	royalties earned on sales of INTEGRILIN in Europe, as provided by GSK; and

•	other royalties.

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended June 30, 2006 and 2005, advertising and promotional expenses were $5.3 million and $10.5 million, respectively. During the six months ended June 30, 2006 and 2005, advertising and promotional expenses were $10.6 million and $22.1 million, respectively.

Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Options and warrants to purchase shares of common stock that were not included in the calculation of diluted shares because the effect of including the options and warrants would have been anti-dilutive were 1.0 million and 1.3 million for the three and six months ended June 30, 2006, respectively, and 1.6 million and 1.7 million for the three and six months ended June 30, 2005, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Comprehensive Loss

        Comprehensive loss is composed of net loss, change in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(17,667)	$(44,111)	$(38,508)	$(80,525)
Unrealized gain (loss) on marketable securities	(5,130)	3,307	3,686	(1,351)
Cumulative translation adjustments	(657)	61	(662)	140

Comprehensive loss	$(23,454)	$(40,743)	$(35,484)	$(81,736)

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2006	December 31, 2005
Unrealized loss on marketable securities	$(6,055)	$(9,741)
Cumulative translation adjustments	(501)	161

Accumulated other comprehensive loss	$(6,556)	$(9,580)

Stock-Based Compensation Expense

        As discussed more fully in Note 6, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.

        Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its stock-based compensation plans. Under APB 25, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), is being recognized in the Company’s statements of operations in the periods after the date of adoption. For stock options granted prior to January 1, 2006, the Company calculated stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. For restricted stock granted prior to January 1, 2006, the Company calculated stock-based compensation expense on a straight-line basis over the requisite service period of the entire award.

        As a result of the adoption of SFAS 123R, the Company’s net loss for the three and six months ended June 30, 2006 is $11.5 million, or $0.04 per share, and $22.0 million, or $0.07 per share, respectively, greater than if it had continued to account for shared-based compensation under APB 25.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        SFAS 123R requires the presentation of pro forma information for periods prior to adoption as if the Company had accounted for all stock-based employee compensation expense under the fair value method of that statement. For purposes of this pro forma disclosure, the estimated fair value of the stock options at the date of the grant is amortized to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The Company accounted for forfeitures as they occurred. The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation expense (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss	$(44,111)	$(80,525)
Add: Stock-based employee compensation expense as reported in the Statement of Operations	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(17,601)	(34,010)

Pro forma net loss	$(61,712)	$(114,535)

Amounts per common share:
Basic and diluted - as reported	$(0.14)	$(0.26)

Basic and diluted - pro forma	$(0.20)	$(0.37)

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

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

3.   Restructuring

2005 Strategy Refinement

        In October 2005, the Company announced its 2005 restructuring plan in support of a refined strategy focused on advancing key growth assets, including VELCADE, the Company’s development pipeline of novel oncology and inflammation molecules and the Company’s oncology-focused discovery organization. In connection with the strategy refinement, the Company substantially reduced its effort in inflammation discovery and reduced overall headcount, including eliminating INTEGRILIN sales and marketing positions, positions in inflammation discovery and various other business support groups.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The Company recorded net restructuring credits of $1.6 million during the three months ended June 30, 2006 and net restructuring charges of $0.3 million during the six months ended June 30, 2006 under the 2005 restructuring plan. The restructuring charges primarily related to additional facility related costs associated with vacated buildings and employee termination benefits as a result of the headcount reductions within inflammation discovery and business support groups. Offsetting these charges was a net credit of approximately $7.8 million resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than the Company had originally estimated.

        These costs are included in restructuring in the statements of operations and in current and long-term liabilities on the balance sheet at June 30, 2006. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2005	Charges	Payments	Asset Impairment	Balance at June 30, 2006
Termination benefits	$4,367	$1,006	$(3,858)	$—	$1,515
Facilities	24,812	(5,172)	(3,408)	—	16,232
Asset impairment	—	4,368	—	(4,368)	—
Contract termination	37	37	(74)	—	—
Other associated costs	16	46	(38)	—	24

Total	$29,232	$285	$(7,378)	$(4,368)	$17,771

        The Company continues to evaluate its strategic alternatives under the refined strategy, including facility consolidation, and as a result, significant material restructuring charges could result.

2003 Restructuring Plan

        In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities. The Company recorded restructuring charges of $3.2 million and $4.1 million during the three and six months ended June 30, 2006, respectively, under the 2003 restructuring plan. The restructuring charges primarily related to adjustments to the Company’s original estimates of the remaining rental obligations for a vacated facility based upon the Company’s inability to secure subtenants in the time and manner included in its earlier estimates.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2005	Charges	Payments	Balance at June 30, 2006
Facilities	$75,671	$4,093	$(11,529)	$68,235
Other associated costs	—	6	(6)	—

Total	$75,671	$4,099	$(11,535)	$68,235

        The Company accounts for its restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specified requirements. Costs of termination benefits relate to severance packages, out-placement services and career counseling for employees affected by restructuring.

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

        The projected timing of payments of the remaining restructuring liabilities under both the 2005 and the 2003 restructuring plans at June 30, 2006 is approximately $32.8 million due through June 30, 2007 and $53.2 million due thereafter through 2022. The actual amount and timing of the payment of the remaining accrued liability is primarily dependent upon the ultimate terms of any potential subleases or lease restructuring related to facilities.

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

Product Alliances

        On September 1, 2005, the Company transferred to SGP the exclusive development and commercialization rights to INTEGRILIN in the United States. In exchange for these rights, SGP paid the Company approximately $35.5 million in a nonrefundable upfront payment that the Company is recognizing as revenue ratably over the Company’s period of involvement in managing the INTEGRILIN supply chain. In addition, SGP is obligated to pay the Company royalties on product sales of INTEGRILIN over the lifetime of the product, with the potential of receiving royalties beyond the 2014 patent expiration date.

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

        During the six months ended June 30, 2006 and 2005, the Company recognized $15.0 million and $20.0 million, respectively, of milestone payments under its alliance with Ortho Biotech relating to VELCADE and the achievement of agreed-upon sales levels of VELCADE.

5. Convertible Debt

        The Company had the following convertible notes outstanding at June 30, 2006, for a total of $99.6 million, all of which is included in current liabilities:

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

        Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.0% notes on March 1 and September 1 of each year and of the 5.5% notes on January 15 and July 15 of each year. All required interest payments to date have been made.

        In accordance with the payment terms, the Company paid off the $5.9 million principal balance on its 4.5% convertible senior notes during the three months ended June 30, 2006.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

6. Stock Option Plans

        As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and the stock issued under the Company’s employee stock purchase plans. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, options have a contractual term of ten years and vest monthly over a four-year period from grant date, although certain options have been, and may in the future, be granted with shorter vesting periods. Options granted to consultants and other nonemployees generally vest over the period of service to the Company. Awards of restricted stock are granted to officers and certain employees and generally fully vest four years from the grant date, although certain awards have been, and may in the future, be granted with shorter vesting periods. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.  The Company provides newly issued shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company's employee stock purchase plans.

        As a result of the adoption of SFAS 123R, the Company’s net loss for the three and six months ended June 30, 2006 is $11.5 million, or $0.04 per share, and $22.0 million, or $0.07 per share, greater than if it had continued to account for share-based compensation under APB 25.

        In connection with the adoption of SFAS 123R, the Company reassessed the valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. In the fourth quarter of 2005, the Company considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other factors such as its stage of development, the length of time the Company has been public and the impact of having a marketed product, the Company concluded that a blended volatility rate based upon the most recent three-year and four-year periods of historical performance as well as the implied volatilities of currently traded options better reflects the expected volatility of its stock going forward. The Company uses historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. Upon adoption of SFAS 123R, the Company validated its estimates and assumptions with an independent third party having the relevant expertise in valuation methodologies. The Company updated these assumptions during the second quarter to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options				Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected life (years)	3.5	5.4	3.7	5.3	0.5	0.5	0.5	0.5
Risk-free interest rate	4.98%	3.73%	4.77%	4.09%	5.06%	3.65%	4.35%	3.46%
Volatility	45%	60%	45%	60%	45%	60%	52%	60%

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

        In December 2002, the Company’s Board of Directors reduced the number of shares authorized for issuance under some of the Company’s older plans and acquired plans so that the Company cannot issue new options under those plans. Additionally, at that time, the Board of Directors amended some of the Company’s option plans to provide for full vesting of options issued under the plans to optionholders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after a change of control.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The 2000 Incentive Stock Plan (the “2000 Plan”) allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At June 30, 2006, a total of 40,187,071 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 2000 Plan.

        The following table presents the combined option activity of the Company’s stock plans for the six months ended June 30, 2006:

	Shares of Common Stock Attributable to Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	34,949,289	$16.56
Granted	3,294,786	10.18
Exercised	(2,141,372)	6.46
Forfeited or expired	(4,581,622)	21.13

Outstanding at June 30, 2006	31,521,081	$15.92	6.97	$23,234

Vested or expected to vest at June 30,2006	30,355,938	$16.12	0.33	$22,627

Exercisable at June 30, 2006	19,908,892	$19.11	5.95	$14,457

        The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $3.41 and $4.89, respectively, and during the six months ended June 30, 2006 and 2005 was $3.92 and $4.73, respectively. The intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 amounted to approximately $2.1 million and $0.9 million, respectively, and during the six months ended June 30, 2006 and 2005 amounted to approximately $7.5 million and $1.8 million, respectively. As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $29.3 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

        A summary of the status of nonvested shares of restricted stock as of June 30, 2006, and changes during the six months then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	480,000	$9.97
Granted	1,387,560	10.44
Vested	—	—
Forfeited	(94,495)	10.50

Nonvested at June 30, 2006	1,773,065	$10.31

        As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to approximately $11.8 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately two years. No shares of restricted stock vested during the three and six months ended June 30, 2006 and 2005, respectively.

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

Overview

        We are a leading biopharmaceutical company focused on discovering, developing and commercializing innovative products in disease areas with unmet medical needs. We currently market VELCADE, the market leader in the multiple myeloma relapsed setting. We have a development pipeline of clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammation, and we have an oncology-focused discovery organization. Strategic business relationships are a key component of our business.

        On October 26, 2005, we announced a refined business strategy to focus on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline in oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we have taken steps to reduce total annual research and development and selling, general and administrative expenses in 2006. These steps build on our restructured relationship with Schering-Plough Corporation and Schering-Plough Ltd., together referred to as SGP. We reduced the size of our company from approximately 1,500 employees at the end of 2004 to approximately 1,100 employees at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups. We have recorded approximately $42.8 million of restructuring charges from September 2005 through June 2006 in connection with our refined strategy. We continue to evaluate our strategic alternatives under our refined strategy, including facility consolidation, and as a result, additional restructuring charges could result.

        On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN from us and paid us a nonrefundable upfront payment of approximately $35.5 million. We receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million. Beyond 2007, we will receive royalties based on a predetermined royalty rate; however, there are no guaranteed minimum royalty payments beyond 2007. In addition, we continue to manage the supply of product for INTEGRILIN at the expense of SGP for products sold in the SGP territories. The payments received as a result of managing the supply chain are recorded as strategic alliance revenue.

        We expect our new relationship with SGP to be at least financially equivalent to the former co-promotion arrangement, taking into account the expected future revenues and anticipated costs savings. Strategically, our goal in restructuring the relationship was to increase the near term certainty of revenues from INTEGRILIN through the guaranteed minimum royalties for 2006 and 2007, while eliminating the need to further invest our resources into INTEGRILIN sales and marketing and development activities. In addition, the restructured relationship allows us to focus on our key growth assets, including VELCADE, the pipeline and our oncology-focused discovery organization.

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

        In July 2006, we brought forward from discovery to development MLN6095, a small molecule inhibitor of a target that plays a role in inflammatory disease. This is the fifth Millennium discovered molecule to progress to the development pipeline in the past two-and-a-half years.

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

        In March 2005, we received approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second line therapy. This regulatory decision also marked the completion of the confirmatory trial commitment that was necessary for transition from accelerated approval to full approval.

        In April 2004, the European Commission granted Marketing Authorization for VELCADE in Europe for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy. Under this Authorization, a single license was granted to Millennium for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. VELCADE has also been approved in a number of other countries, including countries within Latin America and South-East Asia, bringing the total number of approved countries to more than 75.

        In April 2005, our collaborator, Ortho Biotech, received approval from the European Commission for VELCADE as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation.

        The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin’s lymphoma, in November 2004, due to the high unmet medical need of these patients and based on the strength of data for VELCADE in its clinical trials. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document. In June 2006, based on final data from a Phase II trial, we filed a sNDA for VELCADE in the treatment of relapsed or refractory mantle cell lymphoma. The FDA is expected to give us their deadline to review date, or PDUFA date, in early August.

        In April 2006, we initiated a phase III trial of VELCADE in combination with rituximab in the relapsed follicular non-Hodgkin's lymphoma setting.

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

        We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma. JJPRD was responsible for 40% of the joint development costs through 2005 and is responsible for 45% of those costs after 2005. In addition, we may receive payments from Ortho Biotech for achieving clinical-development milestones, regulatory milestones outside of the United States or milestones based upon agreed-upon sales levels of VELCADE.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets, goodwill and stock-based compensation expense. We base our estimates on historical experience and on various other factors that we believe are appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        We recognize revenue from the sale of VELCADE in the United States when delivery has occurred and title has transferred. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source open access distribution model in which we sell directly to an independent third party who in turn distributes to the wholesaler base. In April 2006, our sole-source distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States. Under our agreement with our sole-source distributor, inventory levels are contractually limited to no more than three weeks. VELCADE product inventory levels held by the sole-source distributor and wholesalers may fluctuate from time to time within our desired range of one to two weeks of inventory in the distribution channel. During the second quarter of 2006, inventory levels rose by less than a week to the higher end of our one to two week desired range.

        We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to stock significant inventory due to the expense of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so would result in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at June 30, 2006.

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

        We are entitled to receive royalty payments under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. These license agreements provide for the payment of royalties to us based on sales of the licensed product and we record royalty revenues based on estimates of sales from interim data provided by licensees. Beginning September 1, 2005, upon closing the amended collaboration agreement with SGP, we began recording royalty revenues as a separate line item in our statement of operations. For all of our royalty arrangements, we perform an analysis of historical royalties we have been paid, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period which they become known, typically the following quarter. We do not expect these adjustments to be significant. To the extent we do not have sufficient ability to accurately estimate royalty revenue, we record royalties on a cash basis.

Inventory

        Inventory consists of currently marketed products and from time to time product candidates awaiting regulatory approval, which are capitalized based upon management’s judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At June 30, 2006 and December 31, 2005, inventory does not include amounts for products that had not been approved for sale.

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

Stock-Based Compensation Expense

        We adopted Statement of Financial Accounting Standards, or SFAS No. 123 (revised 2004), “Share Based Payment,” or SFAS No. 123R, effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In the fourth quarter of 2005, we considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other such factors as our stage of development, the length of time we have been public and the impact of having a marketed product, we believe a blended volatility rate based upon the most recent three-year and four-year periods of historical performance, as well as the implied volatilities of currently traded options better reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause future stock-based compensation expense to vary significantly in future reporting periods.

        We use historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. Upon adoption of SFAS 123R, we validated our estimates and assumptions with an independent third party having the relevant expertise in valuation methodologies. We updated these assumptions during the second quarter of 2006 to reflect recent historical data. Additionally, we are required to estimate forfeiture rates to estimate the number of shares that will vest in a period to which the fair value is applied. We will continually monitor employee exercise behavior and may further adjust the estimated term and forfeiture rates in future periods. Increasing the estimated life would result in an increase in the fair value to be recognized over the requisite service period, generally the vesting period. Estimated forfeitures will be adjusted to actual forfeitures upon the vest date of the cancelled options as a cumulative catch up adjustment on a quarterly basis. Doing so could cause future expenses to vary at each reporting period.

        We estimate stock-based compensation expense to be in the range of $40.0 million to $50.0 million in 2006, dependent upon market price, assumptions used in estimating the fair value as discussed above and the levels of share-based payments granted in 2006. In March 2006, we revised our annual merit compensation program to include both stock options and restricted stock to certain employees. For the three and six months ended June 30, 2006, we recognized total stock-based compensation expense under SFAS 123R of $11.5 million and $22.0 million, respectively. As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards and nonvested restricted stock awards amounted to approximately $29.3 million and $11.8 million, including estimated forfeitures, respectively, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years and two years, respectively.

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

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or the “Interpretation”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. Although we have not completed our evaluation of the Interpretation, we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease) Percentage change	Six Months Ended June 30,		Increase/ (Decrease) Percentage change
	2006	2005	2006/2005	2006	2005	2006/2005
(in thousands, except per share amounts)
Revenues:
Net product sales	$58,786	$43,892	34%	$112,159	$88,687	26%
Co-promotion revenue	—	47,661	(100)	—	90,487	(100)
Revenue under strategic alliances	27,165	19,092	42	65,794	55,182	19
Royalties	34,172	—	—	64,645	—	—

Total revenues	120,123	110,645	9	242,598	234,356	4

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	14,102	16,680	(15)	29,930	31,261	(4)
Research and development (Note 1)	79,309	86,939	(9)	161,907	173,093	(6)
Selling, general and administrative (Note 1)	37,391	52,060	(28)	72,856	103,697	(30)
Restructuring	1,554	2,999	(48)	4,385	4,106	7
Amortization of intangibles	8,487	8,500	—	16,974	17,000	—

Total costs and expenses	140,843	167,178	(16)	286,052	329,157	(13)

Loss from operations	(20,720)	(56,533)	(63)	(43,454)	(94,801)	(54)

Other income (expense):
Investment income, net	5,777	14,737	(61)	10,402	19,179	(46)
Interest expense	(2,724)	(2,315)	18	(5,456)	(4,903)	11

Net loss	$(17,667)	$(44,111)	(60)%	$(38,508)	$(80,525)	(52)%

Amounts per common share:
Net loss per share, basic and diluted	$(0.06)	$(0.14)		$(0.12)	$(0.26)

Weighted average shares, basic and diluted	313,321	307,570		312,575	307,082

Note 1: Upon adoption of SFAS No. 123R on January 1, 2006, the Company began recording stock-based compensation expense in its consolidated statements of operations. No stock-based compensation expense was recognized under SFAS No. 123R in any prior periods. See Note 6 of our condensed consolidated financial statements for further discussion. Stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Research and development	$5,998	$—	$12,332	$—
Selling, general and administrative	5,483	—	9,649	—

Total	$11,481	$—	$21,981	$—

Revenues

        Total revenues increased 9% to $120.1 million during the three months ended June 30, 2006, or the 2006 Three Month Period, and 4% to $242.6 million during the six months ended June 30, 2006, or the 2006 Six Month Period, from the comparable periods in 2005. The increase primarily related to higher net product sales of VELCADE offset by lower revenue from our collaborators, including total lower revenue from SGP as a result of the restructured relationship and lower license fee revenue recognized from GSK partially offset by increased royalty revenue recognized from Ortho Biotech on sales of

VELCADE outside of the United States. Revenue from our collaborators includes revenue under strategic alliance, royalties, and in 2005, co-promotion revenue.

        Net product sales of VELCADE increased 34% to $58.8 million in the 2006 Three Month Period and 26% to $112.2 million in the 2006 Six Month Period from the comparable periods in 2005. The increase in net product sales was attributable to higher unit volume coupled with price increases in both periods. Volume increase is attributable to growth in product demand as a result of increased penetration in the second line treatment setting of multiple myeloma patients, an increase in the number of cycles used on average for responding patients, and fluctuations in inventory levels within our desired range of one to two weeks in the domestic distribution channel. Reserves for product returns, chargebacks and discounts represented approximately 5% to 6% of gross product sales for all periods presented. Product sales from VELCADE represented approximately 49% and 40% of our total revenues in the 2006 Three Month Period and the three months ended June 30, 2005, or the 2005 Three Month Period, respectively, and 46% and 38% of our total revenues in the 2006 Six Month Period and the six months ended June 30, 2005, or the 2005 Six Month Period, respectively.

        As of September 1, 2005, we no longer report co-promotion revenue due to our restructured relationship with SGP. Co-promotion revenue represented approximately 43% of our total revenues in the 2005 Three Month Period and 39% of our total revenues in the 2005 Six Month Period.

        Revenue under strategic alliances increased 42% to $27.2 million in the 2006 Three Month Period and 19% to $65.8 million in the 2006 Six Month Period from the comparable periods in 2005. The increase in both the 2006 Three and Six Month Periods was primarily due to the restructured SGP relationship, which generates revenue from the management of the INTEGRILIN supply chain on behalf of SGP in the form of license fees and reimbursement of manufacturing-related expenses. Beginning July 1, 2006, SGP will purchase the majority of the active pharmaceutical ingredient necessary to manufacture INTEGRILIN. We expect reimbursement of manufacturing-related expenses to decrease in future periods as a result of this change. Additionally, we expect cost of sales to decrease by a corresponding amount with no net impact on our statements of operations.

        We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with major pharmaceutical companies.

        As mentioned above, we began recording royalty revenue starting September 1, 2005. Royalty revenue may include royalties earned upon sales of INTEGRILIN in the United States and other territories around the world as provided by SGP, royalties earned upon sales of INTEGRILIN in Europe as provided by GSK, distribution fees earned upon sales outside of the United States of VELCADE as provided by Ortho Biotech and any royalties earned under certain of our early discovery alliances. We recorded $34.2 million and $64.6 million of royalty revenue during the 2006 Three and Six Month Periods, respectively, which primarily included royalties from SGP and Ortho Biotech.

Cost of Sales

        Cost of sales decreased 15% to $14.1 million in the 2006 Three Month Period and 4% to $29.9 million in the 2006 Six Month Period from the comparable periods in 2005. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP. The decrease was primarily a result of timing differences due to the manner in which we now recognize cost of sales at the time of shipment to SGP under our restructured relationship. Through August 31, 2005 under our co-promotion arrangement with SGP, we deferred certain manufacturing-related expenses until the time SGP shipped INTEGRILIN to its customers inside and outside of the co-promotion territories. This decrease was partially offset by increased cost of sales associated with higher VELCADE sales.

Research and Development

        Research and development expenses decreased 9% to $79.3 million in the 2006 Three Month Period and 6% to $161.9 million in the 2006 Six Month Period from the comparable periods in 2005. The decrease in both periods was primarily a result of cost reductions associated with our 2005 strategy refinement and restructuring efforts combined with decreased spending in our discovery organization partially offset by the addition of stock-based compensation expense of approximately $6.0 million and $12.3 million in the 2006 Three and Six Month Periods, respectively, related to the adoption of SFAS 123R on January 1, 2006.

        In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. In January 2006, as part of our portfolio review process, based on the evaluation of clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development of MLN2704 in its current form as well as MLN1202 in rheumatoid arthritis. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our drug candidates.

Product Description	Disease Indication	Current Trial Status

Cancer
MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinase, or RTK, including FLT-3, PDGF-R and c-KIT	Acute myeloid leukemia Glioma(1) Renal(1) Prostate(1)	phase I/phase II phase I planned for 2006 phase I planned for 2006 phase I planned for 2006

MLN8054 is a small molecule inhibitor of AuroraA kinases	Advanced malignancies	phase I

Inflammatory Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 receptor	Crohn's disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data

MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Atherosclerosis Scleroderma	phase IIa phase II phase IIa planned for 2007

MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned for 2006

MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	phase I

MLN0415 is a small molecule inhibitor of IKKbeta	Chronic inflammatory diseases such as rheumatoid arthritis	phase I planned for 2006

MLN6095 is a small molecule anti-inflammatory inhibitor	Inflammatory diseases	preclinical

__________________
    (1)        Trials planned to be conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

        Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

        We estimate that clinical trials in our areas of focus are typically completed over the following timelines:

Clinical Phase	Objective	Estimated Completion Period

phase I	Establish safety in humans, study how the drug works, metabolizes and interacts with other drugs	1-2 years

phase II	Evaluate efficacy, optimal dosages and expanded evidence of safety	2-3 years

phase III	Confirm efficacy and safety of the product	2-4 years

        Upon successful completion of phase III clinical trials, and in some cases phase II, of a product candidate, we intend to submit the results to the FDA to support regulatory approval. However, we cannot be certain that any of our product candidates will prove to be safe or effective, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating the disease or have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product candidate. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in clinical trial enrollment, delays in the evaluation of clinical trial results or delays in regulatory approvals.

        Some products that are likely to result from our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, it is difficult to estimate the nature and length of the efforts to complete such projects as we may experience a longer regulatory process in connection with any products that we develop based upon these new technologies or therapeutic approaches. In addition, ultimate approval for commercial manufacturing and marketing of our products is dependent on the FDA or applicable approval body in the country for which approval is being sought, adding further uncertainty to estimated costs and completion dates. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates.

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

Selling, General and Administrative

        Selling, general and administrative expenses decreased 28% to $37.4 million in the 2006 Three Month Period and 30% to $72.9 million in the 2006 Six Month Period from the comparable periods in 2005. The decrease in both periods was primarily the result of reduced sales and marketing expenses associated with the transfer of the U.S. commercialization rights to INTEGRILIN to SGP as of September 1, 2005 combined with cost reductions associated with our 2005 strategy refinement and restructuring efforts partially offset by the addition of stock-based compensation expense of approximately $5.5 million and $9.6 million in the Three and Six Month Periods, respectively, related to the adoption of SFAS 123R on January 1, 2006.

Restructuring

        During the fourth quarter of 2005, we announced our 2005 strategy refinement focused on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline in oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we have taken a series of steps, building on our restructured relationship with SGP, which together have reduced research and development and selling, general and administrative expenses in 2006. We expect these cost reductions to continue throughout the remainder of 2006. We reduced the size of our company from approximately 1,500 employees at the end of 2004 to approximately 1,100 at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups.

        In December 2002 and June 2003, we took steps as part of our 2003 restructuring plan to focus our resources on drug development and commercialization. Our restructuring plan included consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects.

        In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” our facilities related expenses and liabilities under both the 2003 and 2005 restructuring plans included estimates of the remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy. We validated our estimates and assumptions with independent third parties having relevant expertise in the real estate market. We review our estimates and assumptions on a regular basis until the outcome is finalized, and make whatever modifications we believe necessary, based on our best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

        During the 2006 Three and Six Month Periods, we recorded a total of $1.6 million and $4.4 million, respectively, in restructuring charges under the 2005 strategy refinement and our 2003 restructuring plan. We recorded net restructuring credits of $1.6 million during the 2006 Three Month Period and net restructuring charges of $0.3 million during the 2006 Six

Month Period under the 2005 restructuring plan. The restructuring charges primarily related to additional facility related costs associated with vacated buildings and employee termination benefits as a result of the headcount reductions within inflammation discovery and business support groups. Offsetting these charges was a credit resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than was originally estimated. We recorded restructuring charges of $3.2 million and $4.1 million during the 2006 Three and Six Month Periods, respectively, under the 2003 restructuring plan. The restructuring charges primarily related to adjustments to our original estimates of the remaining rental obligations for a certain vacated facility based upon our inability to secure subtenants in the time and manner included in our earlier estimates.

Amortization of Intangibles

        Amortization of intangible assets of $8.5 million in the 2006 Three Month Period and $17.0 million in the 2006 Six Month Period was relatively unchanged from the comparable periods in 2005. Amortization in 2006 and 2005 primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

        Investment income decreased 61% to $5.8 million in the 2006 Three Month Period and 46% to $10.4 million in the 2006 Six Month Period from the comparable periods in 2005. The decrease in both periods was primarily attributable to the realized gain of approximately $10.5 million recognized upon the sale of our cost method investment in TransForm Pharmaceuticals, Inc. in April 2005, partially offset by more favorable market conditions resulting in higher yields.

Interest Expense

        Interest expense increased 18% to $2.7 million in the 2006 Three Month Period and 11% to $5.5 million in the 2006 Six Month Period from the comparable periods in 2005. The increase was primarily attributable to increased capital lease buyouts resulting in higher related interest expense.

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

        As of June 30, 2006 we had $626.0 million in cash, cash equivalents and marketable securities. This excludes $7.4 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of June 30, 2006, which primarily serve as collateral for letters of credit securing leased facilities. As of June 30, 2006 we had $99.6 million of outstanding convertible debt, all of which is included in current liabilities.

        Our significant capital resources are as follows:

	June 30, 2006	December 31, 2005
(in thousands)
Cash, cash equivalents and marketable securities	$626,003	$645,588
Working capital	493,742	576,501
Long-term debt, net of current portion	—	99,571

	Six Months Ended June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$(20,564)	$(110,603)
Investing activities	19,857	114,211
Financing activities	6,801	1,724
Capital expenditures (included in investing activities above)	(5,552)	(6,430)

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

        Investing activities provided cash of $19.9 million in the 2006 Six Month Period and $114.2 million in the comparable period in 2005. The principal source of funds in both 2006 and 2005 was the proceeds from sales and maturities of marketable securities. In April 2005, we recorded proceeds of approximately $10.6 million upon the sale of our cost method investment in TransForm.

        Financing activities provided cash of $6.8 million in the 2006 Six Month Period and $1.7 million in the comparable period in 2005. The principal source of funds was from the purchases of common stock by our employees. We used $5.9 million in 2006 to pay off our 4.5% convertible senior notes in accordance with the payment terms. We also used $3.3 million and $6.9 million in 2006 and 2005, respectively, to make principal payments on our capital leases.

        We believe that our existing cash and cash equivalents and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        As noted above and in accordance with the payment terms, we paid off the $5.9 million principal balance on our 4.5% convertible senior notes during the 2006 Three Month Period.

        There have been no additional significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2005.

        As of June 30, 2006, we did not have any financing arrangements that were not reflected in our balance sheet.

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

        VELCADE is currently approved for marketing in the United States and more than 75 other countries including the countries of the European Union. If we are not able to obtain approval to market VELCADE in additional countries, we will lose the opportunity to sell in those countries and will not be able to earn potential milestone payments under our agreement with Ortho Biotech or collect potential distribution fees on sales of VELCADE by Ortho Biotech in those countries.

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

        We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. For example, in January 2006, as part of our portfolio review process, based on the evaluation of clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development at this time of MLN2704 in its current form as well as MLN1202 in rheumatoid arthritis.

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

        With respect to VELCADE, we face competition from Celgene’s Thalomid and Revlimid. In May 2006, the FDA approved the use of Thalomid for the treatment of newly diagnosed multiple myeloma. We also face competition for VELCADE from Celgene’s Revlimid which was approved by the FDA in December 2005 for the treatment of a subset of patients with transfusion-dependent anemia and in June 2006 for relapsed or refractory multiple myeloma. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE, including other proteasome inhibitors, that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. The most significant competitors for SGP and GSK in marketing INTEGRILIN are major pharmaceutical companies and biotechnology companies. The two products that compete directly with INTEGRILIN in the GP IIb-IIIa inhibitor market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. outside of the United States and by Guilford Pharmaceuticals, Inc. in the United States.

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

        We have incurred net losses of $17.7 million for the three months ended June 30, 2006 and $44.1 million for the three months ended June 30, 2005. We have incurred net losses of $38.5 million for the six months ended June 30, 2006 and $80.5 million for the six months ended June 30, 2005, net losses of $198.2 million for the year ended December 31, 2005, $252.3 million for the year ended December 31, 2004 and $483.7 million for the year ended December 31, 2003. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.

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

        At June 30, 2006, we had approximately $99.6 million of outstanding convertible debt which matures in 2007 and $77.1 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our outstanding convertible notes totaling approximately $5.4 million over the next year.

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

        We recorded restructuring charges of $1.6 million for the three months ended June 30, 2006 and $3.0 million for the three months ended June 30, 2005. We recorded restructuring charges of $4.4 million for the six months ended June 30, 2006 and $4.1 million for the six months ended June 30, 2005, restructuring charges of $77.1 million for the year ended December 31, 2005, $38.0 million for the year ended December 31, 2004 and $191.0 million for the year ended December 31, 2003. In December 2002 and June 2003, we took steps as part of our 2003 restructuring plan to focus our resources on development and commercialization of product opportunities and achieving our goal of becoming profitable in the future. On September 1, 2005, we transferred exclusive U.S. commercialization and development rights of INTEGRILIN to SGP and on October 26, 2005, we announced additional efforts to refine our strategy including a substantial reduction of our inflammation discovery programs. As a result of these efforts, we expect to reduce total research and development and selling, general and administration expenses. We may not achieve our estimated expense reductions anticipated from the restructurings because such savings are difficult to predict and speculative in nature.

If we or the SEC determine that we have improperly accounted for historical stock option grants, and if the associated expense not previously recorded is material, we could be required to restate certain historical financial statements and become subject to litigation.

        During the second quarter of 2006, we received a telephone inquiry from the SEC regarding whether stock options we awarded with a stated grant date of September 26, 2001 were, in fact, properly granted on that date. We were one of over 30 public companies discussed in a May 2006 third party report concerning the timing of stock option grants from 1997 through 2002. With respect to us, the report referenced one option grant we made in September 2001. As both our review and the SEC’s inquiry are on-going, we or the SEC may identify additional issues relating to other stock option grants. If it is determined that any of our option grants were improperly granted or accounted for, we may be required to record new compensation expense relating to those grants, and if the expense is material we may be required to restate certain of our historical financial statements. Additionally, we could become subject to an enforcement proceeding or other litigation. The adverse effects of such a restatement or litigation could be material.

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

        Our MLN0002 and MLN1202 product candidates are humanized monoclonal antibodies. We are aware of third party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using recombinant antibodies.

        With respect to VELCADE, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE. On May 4, 2006, a federal court jury gave a verdict in favor of Ariad in its patent-infringement lawsuit against Eli Lilly relating to United States Patent No. 6,410,516. We expect that Eli Lilly will challenge this verdict and the validity of the patent with the federal district judge and the U.S. Court of Appeals. In addition, we are also aware that Amgen Inc. has filed a declaratory relief action seeking an invalidity ruling with respect to this patent. However, Ariad’s initial success in its claim against Eli Lilly may increase the possibility that Ariad could sue additional parties, including us, and allege infringement of the patent.

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

        We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have three approved manufacturers that currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of bulk product. We own the technology utilized by the third supplier. We have two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. If our current manufacturers are unable to continue or decide to discontinue their fill/finish services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could harm our business.

        In order to mitigate the risk of INTEGRILIN supply interruption, we have entered into a new third party fill/finish arrangement on commercially reasonable terms and we are in the process of establishing a second bulk product manufacturing site that will manufacture eptifibatide using the Millennium owned process technology. Because these are new manufacturing arrangements, these manufacturers may encounter difficulties that could adversely affect the supply of INTEGRILIN and, thereby, harm our business. For example, the owner of the process technology used by two of our manufacturers has raised concerns that the new Millennium process may have been developed using information asserted to be confidential to that owner. If that owner succeeds in a claim relating to these concerns, our ability to practice the new process could be negatively impacted which could affect the cost of manufacturing eptifibatide and negatively impact our business.

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

        In both the United States, on federal and state levels, and foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. For example, the Medicare Prescription Drug and Modernization Act of 2003 and its implementing regulations impose new requirements for the distribution and pricing of prescription drugs which may affect the marketing of our products. These new requirements have created uncertainty among oncologists and could impact sales levels of VELCADE as oncologists adapt to the new reimbursement model. Further proposals are also likely. The current uncertainty and the potential for adoption of additional proposals could affect the timing of product revenue, our ability to raise capital, obtain additional collaborators and market our products.

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

        The trading price of our common stock has been quite volatile, and may be volatile in the future. During the six months ended June 30, 2006, our common stock traded as high as $11.46 per share and as low as $7.83 per share. During 2005, our common stock traded as high as $12.34 per share and as low as $7.63 per share. Factors such as announcements of our or our competitors’ operating results, data from our or our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors’ products or business could have a significant impact on the future trading prices of our common stock.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $10.2 million decrease in the fair value of our investments as of June 30, 2006. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

        We receive distribution fees from Ortho Biotech based on worldwide product sales of VELCADE outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily EURO. Movement in foreign currency exchange rates could cause royalty revenue to vary significantly in future reporting periods.

        As of June 30, 2006, the fair value of our 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We have no derivative instruments outstanding as of June 30, 2006.

        As of June 30, 2006 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on May 4, 2006, our stockholders voted on three matters, as follows:

1.	The stockholders elected Deborah Dunsire, Robert F. Friel and Norman C. Selby to serve as Class I directors for a term of three years by the following votes:

	Number of Shares
Name	For	Withheld

Deborah Dunsire	266,389,439	4,892,113
Robert F. Friel	267,046,864	4,234,688
Norman C. Selby	264,190,142	7,091,410

The other directors whose terms of office as a director continue after the meeting are as follows: A. Grant Heidrich, III, Charles J. Homcy, Raju S. Kucherlapati, Eric S. Lander, Mark J. Levin, Kenneth E. Weg and Anthony H. Wild.

2.	The stockholders approved an amendment to our 1996 Employee Stock Purchase Plan that reserves an additional 2,000,000 shares of our common stock for issuance under the plan to employees by the following votes:

For:	196,810,004
Against:	10,595,129
Abstain:	336,895
Broker Non-Votes:	63,539,524

3.	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 by the following votes:

For:	269,686,049
Against:	1,355,779
Abstain:	239,724

Item 6.    Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: August 4, 2006	By	/s/ MARSHA H. FANUCCI

Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement dated May 25, 2006 between the Company and Anna Protopapas

10.2	1996 Employee Stock Purchase Plan, as amended

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350