Form 10-Q
period 2006-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2006-10-31
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐      No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 26, 2006:   316,027,315

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

PART I   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$31,337	$5,029
Marketable securities	604,273	640,559
Accounts receivable, net of allowances of $521 in 2006 and $2,504 in 2005	66,096	64,338
Inventory	13,592	15,824
Prepaid expenses and other current assets	8,786	15,346
Total current assets	724,084	741,096
Property and equipment, net	161,586	183,059
Restricted cash	7,434	8,486
Other assets	18,881	16,716
Goodwill	1,213,162	1,210,926
Developed technology, net	280,240	305,337
Intangible assets, net	61,647	62,012
Total assets	$2,467,034	$2,527,632

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,907	$31,137
Accrued expenses	55,657	60,325
Current portion of restructuring	30,563	35,362
Current portion of deferred revenue	13,729	27,745
Current portion of capital lease obligations	1,173	4,136
Current portion of long-term debt	99,571	5,890
Total current liabilities	215,600	164,595
Other long-term liabilities	769	48
Restructuring, net of current portion	48,739	69,541
Deferred revenue, net of current portion	13,048	15,973
Capital lease obligations, net of current portion	75,343	76,226
Long-term debt	—	99,571

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 315,889 shares at September 30, 2006 and 311,121 shares at December 31, 2005 issued and outstanding	316	311
Additional paid-in capital	4,635,019	4,582,204
Deferred compensation	—	(4,219)
Accumulated other comprehensive loss	(2,537)	(9,580)
Accumulated deficit	(2,519,263)	(2,467,038)
Total stockholders’ equity	2,113,535	2,101,678
Total liabilities and stockholders’ equity	$2,467,034	$2,527,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands, except per share amounts)

Revenues:
Net product sales	$53,161	$50,942	$165,320	$139,629
Co-promotion revenue	—	33,037	—	123,524
Revenue under strategic alliances	17,196	105,186	82,990	160,368
Royalties	33,737	12,514	98,382	12,514
Total revenues	104,094	201,679	346,692	436,035

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	6,730	89,020	36,660	120,281
Research and development (Note 1)	73,436	80,632	235,343	253,725
Selling, general and administrative (Note 1)	34,365	40,623	107,221	144,320
Restructuring	1,352	58,791	5,737	62,897
Amortization of intangibles	8,488	8,500	25,462	25,500
Total costs and expenses	124,371	277,566	410,423	606,723

Loss from operations	(20,277)	(75,887)	(63,731)	(170,688)

Other income (expense):
Investment income, net	5,635	4,902	16,037	24,081
Interest expense	(2,478)	(2,820)	(7,934)	(7,723)
Other income	3,403	—	3,403	—
Net loss	$(13,717)	$(73,805)	$(52,225)	$(154,330)

Amounts per common share:

Net loss per share, basic and diluted	$(0.04)	$(0.24)	$(0.17)	$(0.50)

Weighted average shares, basic and diluted	314,228	308,848	313,132	307,675

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)

Research and development	$5,603	$—	$17,935	$—
Selling, general and administrative	4,642	—	14,291	—
Total	$10,245	$—	$32,226	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc
 Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Nine Months Ended September 30,
	2006	2005
(in thousands)
Cash Flows from Operating Activities:
Net loss	$(52,225)	$(154,330)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	48,027	58,456
Non-cash restructuring charges	4,869	1,255
Amortization and write-off of deferred financing costs	322	340
Realized loss on securities, net	4,725	2,249
Realized gain on sale of investment in TransForm Pharmaceuticals	—	(10,465)
Realized gain on sale of assets to Gene Logic, Inc.	(3,403)	—
401K match stock compensation	3,881	4,325
Stock-based compensation expense under SFAS No. 123R	32,226	—
Stock-based compensation expense under APB No. 25	—	266
Changes in operating assets and liabilities:
Accounts receivable	(1,758)	9,502
Inventory	2,232	80,338
Prepaid expenses and other current assets	3,157	561
Restricted cash and other assets	(2,395)	(5,611)
Accounts payable and accrued expenses	(44,063)	(6,813)
Advance from Schering-Plough	—	(49,250)
Deferred revenue	(16,941)	24,494
Other long-term liabilities	721	—
Net cash used in operating activities	(20,625)	(44,683)

Cash Flows from Investing Activities:
Investments in marketable securities	(254,857)	(261,710)
Proceeds from sales and maturities of marketable securities	296,130	347,611
Proceeds from sale of investment in TransForm Pharmaceuticals	—	10,585
Proceeds from the sale of assets to Gene Logic, Inc.	3,403	—
Purchases of property and equipment	(6,960)	(8,561)
Other investing activities	(2,003)	(5,282)
Net cash provided by investing activities	35,713	82,643

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	20,932	17,043
Repayment of long-term debt	(5,890)	—
Principal payments on capital leases	(3,846)	(8,951)
Net cash provided by financing activities	11,196	8,092

Increase in cash and cash equivalents	26,284	46,052
Effects of exchange rate changes on cash and cash equivalents	24	(76)
Cash and cash equivalents, beginning of period	5,029	14,436
Cash and cash equivalents, end of period	$31,337	$60,412

Supplemental Cash Flow Information:
Cash paid for interest	$8,811	$8,916
Supplemental Disclosure of Noncash Investing Activities:
Receipt of shares of SGX Pharmaceuticals, Inc. common stock in exchange for note receivable	$6,000	$—
Issuance of restricted stock under APB No. 25	$—	$4,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2005, have been derived from audited financial statements.

2.   Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts of the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported net loss or net increase in cash and cash equivalents.

Certain prior year amounts included in accrued expenses of the condensed consolidated balance sheets have been reclassified to accounts payable to conform to the current year presentation. This reclassification has no impact on previously reported net loss or current liabilities.

Cash Equivalents, Marketable Securities and Other Investments

Cash equivalents consist principally of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. As a matter of policy, the Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other assets at September 30, 2006 and December 31, 2005.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at September 30, 2006 and December 31, 2005 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

During the three months ended September 30, 2006, the Company did not record significant realized gains on marketable securities and recorded realized losses on marketable securities and other investments of $1.7 million.  During the three months ended September 30, 2005, the Company did not record any realized gains on marketable securities and recorded realized losses on marketable securities and other investments of $0.9 million.

During the nine months ended September 30, 2006, the Company did not record significant realized gains on marketable securities and recorded realized losses on marketable securities and other investments of $4.7 million.  During the nine months ended September 30, 2005, the Company recorded realized gains on marketable securities of $0.1 million and realized losses on marketable securities and other investments of $2.4 million.

During the nine months ended September 30, 2005, the Company recorded a realized gain of approximately $10.5 million from the sale of its cost method investment in TransForm Pharmaceuticals, Inc. (“TransForm”).  In October 2006, the Company received approximately $2.9 million upon the final settlement of the escrowed portion of the sale proceeds and expects to record a realized gain in the fourth quarter of 2006 for this amount.  TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

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

Revenues from Ortho Biotech Products, L.P. (“Ortho Biotech”), a member of the Johnson & Johnson Family Of Companies, including license fees, milestones, distribution fees on sales outside of the United States and expense reimbursement accounted for approximately 14 percent and five percent of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 17 percent and 11 percent of total revenues for the nine months ended September 30, 2006 and 2005, respectively.

Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”), including license fees, royalties on sales of INTEGRILIN in the United States and other territories and manufacturing-related reimbursement and excluding co-promotion revenue recorded through September 1, 2005, accounted for approximately 28 percent and 46 percent of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 30 percent and 21 percent of total revenues for the nine months ended September 30, 2006 and 2005, respectively.

There were no other significant customers under strategic alliances and royalties in the three and nine months ended September 30, 2006 and 2005.

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

The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has three approved manufacturers that provide eptifibatide, the active pharmaceutical ingredient (“API”) necessary to make INTEGRILIN for both clinical trials and commercial supply. Solvay, Societe Anonyme (“Solvay”), one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of the API.  The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. In June 2006, the Company received FDA approval of its own alternative process technology utilized by the third manufacturer for the production of eptifibatide for approval in the United States and is currently seeking approval in Europe and other countries, as required.  As of July 1, 2006, SGP began to purchase the majority of its API directly from the manufacturer.  The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company’s marketed products.  Materials in process at these alternative suppliers are included in inventory.

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

Inventory

Inventory consists of currently marketed products, including VELCADE and INTEGRILIN and, from time to time, product candidates awaiting regulatory approval, which are capitalized based upon management’s judgment of probable near term commercialization. The Company assesses the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At September 30, 2006 and December 31, 2005, inventory does not include amounts for products that have not been approved for sale.

Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

Inventory consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$5,838	$7,632
Work in process	7,188	7,370
Finished goods	566	822
	$13,592	$15,824

Goodwill and Intangible Assets

Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Intangible assets consist of the following (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(154,760)	$435,000	$(129,663)
Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,413)	17,060	(14,048)
Total amortizable intangible assets, excluding developed technology	35,772	(33,125)	35,772	(32,760)
Total indefinite-lived trademark	59,000	—	59,000	—
Total intangible assets, excluding developed technology	$94,772	$(33,125)	$94,772	$(32,760)

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

Amortization expense was approximately $8.5 million in each of the three months ended September 30, 2006 and 2005. Amortization expense was approximately $25.5 million in each of the nine months ended September 30, 2006 and 2005.  The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

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

On October 1, 2006, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. The Company continually monitors business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.

Goodwill as of September 30, 2006 and December 31, 2005 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets primarily related to the Company’s acquisitions of COR Therapeutics, Inc., LeukoSite, Inc. (“LeukoSite”) and Cambridge Discovery Chemistry, LTD. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from the LeukoSite acquisition.

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

•                    royalties earned on sales of INTEGRILIN in Europe, as provided by GSK; and

•                    other royalties.

Advertising and Promotional Expenses

Advertising and promotional expenses are expensed as incurred. During the three months ended September 30, 2006 and 2005, advertising and promotional expenses were $3.7 million and $6.7 million, respectively.  During the nine months ended September 30, 2006 and 2005, advertising and promotional expenses were $14.3 million and $28.8 million, respectively. The three and nine months ended September 30, 2005 include advertising and promotional expenses related to INTEGRILIN.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Options and warrants to purchase shares of common stock and unvested restricted shares that were not included in the calculation of diluted shares because the effect of including the options, warrants and unvested restricted shares would have been anti-dilutive were 1.9 million and 1.5 million for the three and nine months ended September 30, 2006, respectively, and 2.1 million and 1.9 million for the three and nine months ended September 30, 2005, respectively.

Comprehensive Loss

Comprehensive loss is comprised of net loss, change in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(13,717)	$(73,805)	$(52,225)	$(154,330)
Unrealized gain (loss) on marketable securities	4,584	(2,781)	8,270	(4,132)
Cumulative translation adjustments	(565)	269	(1,227)	409
Comprehensive loss	$(9,698)	$(76,317)	$(45,182)	$(158,053)

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2006	December 31, 2005
Unrealized loss on marketable securities	$(1,471)	$(9,741)
Cumulative translation adjustments	(1,066)	161
Accumulated other comprehensive loss	$(2,537)	$(9,580)

Stock-Based Compensation Expense

As discussed more fully in Note 6, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.

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

SFAS 123R requires the presentation of pro forma information for periods prior to adoption as if the Company had accounted for all stock-based employee compensation expense under the fair value method of that statement. For purposes of this pro forma disclosure, the estimated fair value of the stock options at the date of the grant is amortized to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.  The Company accounted for forfeitures as they occurred. The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation expense (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss	$(73,805)	$(154,330)
Add: Stock-based employee compensation expense as reported in the Statement of Operations	550	550
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,653)	(46,664)
Pro forma net loss	$(85,908)	$(200,444)

Amounts per common share:
Basic and diluted — as reported	$(0.24)	$(0.50)
Basic and diluted — pro forma	$(0.28)	$(0.65)

Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable dates, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of SFAS No. 154, the adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

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

The Company recorded net restructuring charges of $0.8 million and $1.1 million during the three and nine months ended September 30, 2006, respectively, under the 2005 restructuring plan.  The restructuring charges primarily related to additional facility related costs associated with vacated buildings and employee termination benefits as a result of the headcount reductions within inflammation discovery and business support groups.  Included in “Other” is the write-off of deferred rent recorded in accordance with SFAS No. 13, “Accounting for Leases,” upon vacating the facilities.  The nine months ended September 30, 2006 included an offsetting credit of approximately $7.8 million resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than the Company had originally estimated.

These costs are included in restructuring in the statements of operations and in current and long-term liabilities on the balance sheet at September 30, 2006. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at					Balance at
	December 31,			Asset		September 30,
	2005	Charges	Payments	Impairment	Other	2006
Termination benefits	$4,367	$283	$(4,377)	$—	$—	$273
Facilities	24,812	(4,179)	(5,309)	—	252	15,576
Asset impairment	—	4,869	—	(4,869)	—	—
Contract termination	37	37	(74)	—	—	—
Other associated costs	16	46	(38)	—	—	24
Total	$29,232	$1,056	$(9,798)	$(4,869)	$252	$15,873

2003 Restructuring Plan

In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities. The Company recorded restructuring charges of $0.6 million and $4.7 million during the three and nine months ended September 30, 2006, respectively, under the 2003 restructuring plan.  The restructuring charges primarily related to adjustments to the Company’s original estimates of the remaining rental obligations for a vacated facility based upon the Company’s inability to secure subtenants in the time and manner included in its earlier estimates.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at			Balance at
	December 31,			September 30,
	2005	Charges	Payments	2006
Facilities	$75,671	$4,674	$(16,916)	$63,429
Other associated costs	—	7	(7)	—
Total	$75,671	$4,681	$(16,923)	$63,429

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

The projected timing of payments of the remaining restructuring liabilities under both the 2005 and the 2003 restructuring plans at September 30, 2006 is approximately $30.6 million due through September 30, 2007 and $48.7 million due thereafter through 2022. The actual amount and timing of the payment of the remaining accrued liability is primarily dependent upon the ultimate terms of any potential subleases or lease restructuring related to facilities.

The Company continues to evaluate its strategic alternatives, including facility consolidation, and as a result, significant additional restructuring charges could occur in future periods.

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

During the nine months ended September 30, 2006 and 2005, the Company recognized $15.0 million and $20.0 million, respectively, of milestone payments under its alliance with Ortho Biotech relating to VELCADE and the achievement of agreed-upon sales levels of VELCADE.

5.              Convertible Debt

The Company had the following convertible notes outstanding at September 30, 2006, for a total of $99.6 million, all of which is included in current liabilities:

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

In accordance with the payment terms, the Company paid off the $5.9 million principal balance on its 4.5% convertible senior notes during the nine months ended September 30, 2006.

6.              Stock Option Plans

As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, options have a contractual term of ten years and vest monthly over a four-year period from grant date, although certain options have been, and may in the future, be granted with shorter vesting periods. Options granted to consultants and other nonemployees generally vest over the period of service to the Company. Awards of restricted stock are granted to officers and certain employees and generally fully vest four years from the grant date, although certain awards have been, and may in the future, be granted with shorter vesting periods. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.  The Company provides newly issued shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company’s employee stock purchase plans.

As a result of the adoption of SFAS 123R, the Company’s net loss for the three and nine months ended September 30, 2006 is $10.2 million, or $0.03 per share, and $32.2 million, or $0.11 per share, respectively, greater than if it had continued to account for shared-based compensation under APB 25.

In connection with the adoption of SFAS 123R, the Company reassessed the valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. In the fourth quarter of 2005, the Company considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other factors such as its stage of development, the length of time the Company has been public and the impact of having a marketed product, the Company concluded that a blended volatility rate based upon the most recent three-year and four-year periods of historical performance, as well as the implied volatilities of currently traded options, better reflects the expected volatility of its stock going forward. The Company uses historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. Upon adoption of SFAS 123R, the Company validated its estimates and assumptions with an independent third party having the relevant expertise in valuation methodologies. The Company updates these assumptions on a quarterly basis to reflect recent historical data.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected life (years)	3.7	5.5	3.7	5.32	0.5	0.5	0.5	0.5
Risk-free interest rate	4.79%	4.06%	4.77%	4.09%	5.06%	3.65%	4.33%	3.46%
Volatility	45%	60%	45%	60%	45%	60%	53%	60%

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

The 2000 Incentive Stock Plan (the “2000 Plan”) allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights. The number of stock option shares authorized is equal to 5% of the number of shares outstanding on April 12, 2000 plus an annual increase to be made on January 1, 2001, 2002, and 2003 equal to 5% of the number of shares outstanding or a lesser amount determined by the Board of Directors. At September 30, 2006, a total of 39,670,714 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 2000 Plan.

The following table presents the combined option activity of the Company’s stock plans for the nine months ended September 30, 2006:

	Shares of Common Stock Attributable to Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	34,949,289	$16.56
Granted	3,564,845	10.18
Exercised	(2,804,185)	6.68
Forfeited or expired	(6,013,451)	20.52
Outstanding at September 30, 2006	29,696,498	$15.93	6.75	$20,729
Vested or expected to vest at September 30, 2006	28,809,971	$16.09	0.27	$20,364
Exercisable at September 30, 2006	19,774,351	$18.70	5.85	$13,651

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $3.90 and $5.61, respectively, and during the nine months ended September 30, 2006 and 2005 was $3.92 and $5.01, respectively. The intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 amounted to approximately $1.9 million and $5.8 million, respectively, and during the nine months ended September 30, 2006 and 2005 amounted to approximately $9.4 million and $7.6 million, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $22.2 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

A summary of the status of nonvested shares of restricted stock as of September 30, 2006, and changes during the nine months then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	480,000	$9.97
Granted	1,391,730	10.44
Vested	(40,000)	9.80
Forfeited	(103,875)	10.50
Nonvested at September 30, 2006	1,727,855	$10.32

As of September 30, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to approximately $9.7 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and three quarter years. The total fair value of shares vested during the nine months ended September 30, 2006 was $0.4 million.

7.              Subsequent Events

In September 2006, the Company entered into a support agreement to acquire the outstanding stock of AnorMED, Inc.  Subsequent to executing the support agreement, AnorMED received a more favorable acquisition offer from Genzyme Corporation and terminated the initial support agreement with the Company.  As a result of the termination of the support agreement, the Company received a $19.5 million termination fee from AnorMED in October 2006, which will be recorded as other income in the fourth quarter of 2006.

In October 2006, the Company received approximately $2.9 million upon the final settlement of the escrowed portion of the sale proceeds of its cost method investment in TransForm and expects to record a realized gain in the fourth quarter of 2006 for this amount.  TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

In October 2006, the Company announced a program to further align resources with its current priorities of advancing VELCADE and accelerating the clinical pipeline by lowering investment in discovery and supporting areas.  As part of its program, the Company plans to reduce in-house research and development technologies and headcount in areas where the work can now be outsourced.  The Company plans to decrease headcount by approximately 14 percent, resulting in an employee body of just under 1,000 employees.

In October 2006, the Company and Ortho Biotech Inc. (“OBI”) announced a two-year agreement to jointly promote VELCADE in the U.S.  Under the terms of the agreement, beginning in the first quarter of 2007, OBI will jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients who have received at least one prior therapy.  The Company will pay a proportion of the VELCADE-related costs for the OBI sales force, and OBI will be entitled to receive a commission should sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees.  The Company will continue to be responsible for manufacturing and distribution of VELCADE in the U.S. The Company believes this collaboration, with the well-established OBI oncology group, will help realize the full potential of the product.  The current agreement between the Company and Ortho Biotech for the promotion of VELCADE outside the U.S remains unchanged.

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

Overview

 We believe we are a leading biopharmaceutical company focused on discovering, developing and commercializing innovative products in disease areas with unmet medical needs. We currently market VELCADE, the market leader for the treatment of relapsed multiple myeloma. We have a development pipeline of clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammation, and we have an oncology-focused discovery organization. Strategic business relationships are a key component of our business.

On October 26, 2006, we announced a program to further align resources with our current corporate priorities of advancing VELCADE and accelerating the clinical pipeline by lowering investment in discovery and supporting areas.  As part of our program, we plan to reduce in-house research and development technologies and headcount in areas where the work can now be outsourced effectively and to scale back infrastructure supporting these activities.  Overall, we plan to decrease headcount by approximately 14 percent, resulting in an employee body of just under 1,000 employees.  We expect total restructuring charges in 2006, under all restructuring initiatives, to be within the range of $25 million and $30 million.  The need or opportunity for further facilities consolidation is still being evaluated and the total future restructuring charges for facility consolidation are dependent upon the nature and timing of the final decisions we make.  As we continue to evaluate strategic alternatives, including potential facilities consolidation in connection with our programs, significant restructuring charges could occur in future periods.

In October 2006, we announced a two-year agreement with Ortho Biotech Inc., or OBI, to jointly promote VELCADE in the U.S.  Under the terms of the agreement, beginning in the first quarter of 2007, OBI will jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients who have received at least one prior therapy.  We will pay a proportion of the VELCADE-related costs for the OBI sales force, and OBI will be entitled to receive a commission should sales associated with the increased effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees.  We will continue to be responsible for manufacturing and distribution of VELCADE in the U.S. We believe this collaboration, with the well-established OBI oncology group, will help us to realize the full potential of the product.  Our current agreement with Ortho Biotech Products, L.P., or Ortho Biotech, a member of the Johnson Family Of Companies and an affiliate of OBI, for the promotion of VELCADE outside the U.S. remains unchanged.

On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN from us and paid us a nonrefundable upfront payment of approximately $35.5 million. We receive royalties on net product sales of INTEGRILIN in the United States from SGP, as earned on a quarterly basis over the life of the INTEGRILIN product, with the potential of receiving royalties beyond the 2014 patent expiration date. In 2006 and 2007, minimum royalty payments for each year are set at approximately $85.4 million. Beyond 2007, we will receive royalties based on a predetermined royalty rate; however, there are no guaranteed minimum royalty payments beyond 2007. In addition, we continue to manage the supply of product for INTEGRILIN at the expense of SGP for products sold in the SGP territories. The payments received as a result of managing the supply chain are recorded as strategic alliance revenue.

Our restructured relationship with SGP has been and we expect it to continue to be at least financially equivalent to the former co-promotion arrangement, taking into account the expected future revenues and anticipated costs savings. Strategically, our goal in restructuring the relationship was to increase the near term certainty of revenues from INTEGRILIN through the guaranteed minimum royalties for 2006 and 2007, while eliminating the need to further invest our resources into INTEGRILIN sales and marketing and development activities.  In addition, the restructured relationship allows us to focus on our key growth assets, including VELCADE, the pipeline and our oncology-focused discovery organization.

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

In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We are working to obtain approval of VELCADE for the initial treatment of multiple myeloma and for the treatment of additional cancer types in the United States and, elsewhere through Ortho Biotech. We believe that these additional uses of VELCADE would lead to significant expansion of our cancer business. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

In the third quarter of 2006, we brought forward from discovery to development MLN6095, a small molecule inhibitor of a target that plays a role in inflammatory disease.   Also in the third quarter of 2006, we progressed MLN8237 to development candidate status, the sixth Millennium discovered molecule to progress to the development pipeline in three years. MLN8237 is a small molecule inhibitor of the Aurora A kinase and is a backup molecule to MLN8054, which is currently being evaluated in two phase I clinical trials in a broad range of solid tumors.

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

In October 2006, our collaborator, Ortho Biotech, received approval for marketing VELCADE in Japan for relapsed or refractory multiple myeloma in patients who have received at least one prior therapy.

The FDA granted VELCADE fast track designation for relapsed and refractory mantle cell lymphoma, an aggressive form of non-Hodgkin’s lymphoma, in November 2004, due to the high unmet medical need of these patients and based on the strength of data for VELCADE in its clinical trials. This designation allows the FDA to accept on a rolling basis portions of a marketing application for review prior to the submission of a final document.  In June 2006, based on final data from a Phase II trial, we filed a sNDA for VELCADE in the treatment of relapsed or refractory mantle cell lymphoma.  The FDA granted priority review designation to our sNDA in August 2006.  We expect to receive a decision on our sNDA by or on December 9, 2006.

In April 2006, we initiated a phase III trial of VELCADE in combination with rituximab in the relapsed follicular non-Hodgkin’s lymphoma setting.  Phase III trials are also ongoing in front line multiple myeloma.

Our Alliances

Ortho Biotech Collaboration

In June 2003, we entered into an agreement with Ortho Biotech to collaborate on the commercialization of and through the agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, continue clinical development of VELCADE. Under the terms of the agreement, we retain all commercialization rights to VELCADE in the United States. Ortho Biotech and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from Ortho Biotech and its affiliates from sales of VELCADE outside of the United States. We retain an option to co-promote VELCADE with Ortho Biotech at a future date in specified European countries.  In October 2006, we earned an $8.0 million milestone payment under this arrangement as a result of the approval of VELCADE for marketing in Japan for relapsed or refractory multiple myeloma in patients who have received at least one prior therapy.  Additionally, we anticipate recognizing a $25.0 million milestone payment in strategic alliance revenue in the fourth quarter of 2006 under this arrangement based upon the achievement of sales of VELCADE outside of the United States reaching a pre-specified threshold.

We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma. JJPRD was responsible for 40% of the joint development costs through 2005 and is responsible for 45% of those costs in 2006 and beyond. In addition, we may receive payments from Ortho Biotech for achieving clinical-development milestones, regulatory milestones outside of the United States or milestones based on agreed-upon sales levels of VELCADE.

In October 2006, we announced a two-year agreement with OBI to jointly promote VELCADE in the U.S.  Under the terms of the agreement, beginning in the first quarter of 2007, OBI will jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients who have received at least one prior therapy.  We will pay a proportion of the VELCADE-related costs for the OBI sales force, and OBI will be entitled to receive a commission should sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees.  We will continue to be responsible for commercialization, manufacturing and distribution of VELCADE in the U.S. We believe this collaboration, with the well-established OBI oncology group, will help us to realize the full potential of the product.  Our current agreement with Ortho Biotech for the promotion of VELCADE outside the U.S. remains unchanged.

INTEGRILIN® (eptifibatide) Injection

Through August 31, 2005, we co-promoted INTEGRILIN in the United States in collaboration with SGP and shared profits and losses. As of September 1, 2005, SGP markets INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

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

We recognize revenue from the sale of VELCADE in the United States when delivery has occurred and title has transferred.  During the fourth quarter of 2004, we began distributing VELCADE through a sole-source open access distribution model in which we sell directly to an independent third party who in turn distributes to the wholesaler base.  In April 2006, our sole-source distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States.  Under our agreement with our sole-source distributor, inventory levels are contractually limited to no more than three weeks.  VELCADE product inventory levels held by the sole-source distributor and wholesalers may fluctuate from time to time within our desired range of one to two weeks of inventory in the distribution channel.  For example, during the second quarter of 2006, inventory levels rose by less than a week to the higher end of our one to two week desired range.

We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. As VELCADE is a fairly new product, we estimate product returns based on historical return patterns as they become available. VELCADE returns are expected to be generally low because the shelf life for the product is 18 months in the United States and we expect wholesalers not to stock significant inventory due to the expense of the product. Additionally, we consider several factors in our estimation process including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data.   As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so would result in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates.  Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at September 30, 2006.

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

We are entitled to receive royalty payments under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. These license agreements provide for the payment of royalties to us based on sales of the licensed product and we record royalty revenues based on estimates of sales from interim data provided by licensees. Beginning September 1, 2005, upon closing the amended collaboration agreement with SGP, we began recording royalty revenues as a separate line item in our statement of operations. For all of our royalty arrangements, we perform an analysis of historical royalties we have been paid, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period which they become known, typically the following quarter. These adjustments have not been and we do not expect them to be significant. To the extent we do not have sufficient ability to accurately estimate royalty revenue, we record royalties on a cash basis.

Inventory

Inventory consists of currently marketed products and, from time to time, product candidates awaiting regulatory approval, which are capitalized based upon management’s judgment of probable near-term commercialization. We assess the probability of commercialization based upon several factors including estimated launch date, time to manufacture and shelf life. At September 30, 2006 and December 31, 2005, inventory does not include amounts for products that had not been approved for sale.

VELCADE inventories primarily represent raw materials used in production, work in process and finished goods inventory on hand, valued at cost. INTEGRILIN inventories include raw materials used in production and work in process, valued at cost, to supply GSK and limited amounts of work in process, valued at cost, to supply SGP. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would adjust inventory to its net realizable value.

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

Goodwill

On October 1, 2006, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test which could result in a material impairment charge to our statement of operations.

Stock-Based Compensation Expense

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R), effective January 1, 2006 under the modified prospective method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS No. 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In the fourth quarter of 2005, we considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other such factors as our stage of development, the length of time we have been public and the impact of having a marketed product, we believe a blended volatility rate based upon the most recent three-year and four-year periods of historical performance, as well as the implied volatilities of currently traded options, better reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause future stock-based compensation expense to vary significantly in future reporting periods.

We use historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. Upon adoption of SFAS 123R, we validated our estimates and assumptions used in the Black-Scholes model with an independent third party having the relevant expertise in valuation methodologies. We update these assumptions on a quarterly basis to reflect recent historical data.  Additionally, we are required to estimate forfeiture rates to estimate the number of shares that will vest in a period to which the fair value is applied.   We will continually monitor employee exercise behavior and may further adjust the estimated term and forfeiture rates in future periods. Increasing the estimated life would result in an increase in the fair value to be recognized over the requisite service period, generally the vesting period. Estimated forfeitures will be adjusted to actual forfeitures upon the vest date of the cancelled options as a cumulative catch up adjustment on a quarterly basis. Doing so could cause future expenses to vary at each reporting period.

We estimate stock-based compensation expense to be in the range of $40 million to $50 million in 2006, dependent upon market price, assumptions used in estimating the fair value as discussed above and the levels of share-based payments granted in 2006. In March 2006, we revised our annual merit compensation program to include the availability of both stock options and restricted stock to certain employees. For the three and nine months ended September 30, 2006, we recognized total stock-based compensation expense under SFAS 123R of $10.2 million and $32.2 million, respectively.  As of September 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards and nonvested restricted stock awards amounted to approximately $22.2 million and $9.7 million, including estimated forfeitures, respectively, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years and one and three quarter years, respectively.

During the second quarter of 2006, we received a telephone inquiry from the SEC regarding whether stock options we awarded with a stated grant date of September 26, 2001 were, in fact, granted on that date. We were one of more than 30 companies discussed in a May 2006 third party report concerning the timing of stock option grants from 1997 through 2002. With respect to us, the report referenced option grants dated September 26, 2001. During the second quarter of 2006, we initiated a review of our September 26, 2001 grants, as well as other historical grants. We completed this review during the third quarter of 2006 and met with the SEC to discuss our findings. We reported to the SEC that our review did not uncover any evidence of fraud with respect to the September 26, 2001 options grants or the other historical option grants that we reviewed. Additionally, we reported to the SEC our conclusion that any additional compensation expense resulting from the grants we reviewed was immaterial. The SEC staff advised us at our meeting that they would communicate with us after they had evaluated the results of our review and the documentation we provided. If the SEC reaches a different conclusion and determines that any of our option grants were incorrectly granted or accounted for, we may be required to record compensation expense relating to those grants.

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154 which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable dates, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although we continue to evaluate the application of SFAS No. 154, the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,”or the Interpretation. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006.  Although we have not completed our evaluation of the Interpretation, we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease) Percentage Change	Nine months Ended September 30,		Increase/ (Decrease) Percentage Change
	2006	2005	2006/2005	2006	2005	2006/2005
(in thousands, except per share amounts)
Revenues:
Net product sales	$53,161	$50,942	4%	$165,320	$139,629	18%
Co-promotion revenue	—	33,037	(100)	—	123,524	(100)
Revenue under strategic alliances	17,196	105,186	(84)	82,990	160,368	(48)
Royalties	33,737	12,514	170	98,382	12,514	686
Total revenues	104,094	201,679	(48)	346,692	436,035	(20)

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	6,730	89,020	(92)	36,660	120,281	(70)
Research and development (Note 1)	73,436	80,632	(9)	235,343	253,725	(7)
Selling, general and administrative (Note 1)	34,365	40,623	(15)	107,221	144,320	(26)
Restructuring	1,352	58,791	(98)	5,737	62,897	(91)
Amortization of intangibles	8,488	8,500	—	25,462	25,500	—
Total costs and expenses	124,371	277,566	(55)	410,423	606,723	(32)

Loss from operations	(20,277)	(75,887)	(73)	(63,731)	(170,688)	(63)

Other income (expense):
Investment income, net	5,635	4,902	15	16,037	24,081	(33)
Interest expense	(2,478)	(2,820)	(12)	(7,934)	(7,723)	3
Other income	3,403	—	—	3,403	—	—
Net loss	$(13,717)	$(73,805)	(81)%	$(52,225)	$(154,330)	(66)%

Amounts per common share:
Net loss per share, basic and diluted	$(0.04)	$(0,24)		$(0.17)	$(0.50)

Weighted average shares, basic and diluted	314,228	308,848		313,132	307,675

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)

Research and development	$5,603	$—	$17,935	$—
Selling, general and administrative	4,642	—	14,291	—
Total	$10,245	$—	$32,226	$—

Revenues

Total revenues decreased 48% to $104.1 million during the three months ended September 30, 2006, or the 2006 Three Month Period, and 20% to $346.7 million during the nine months ended September 30, 2006, or the 2006 Nine Month Period, from the comparable periods in 2005.  The decrease was primarily related to lower revenue from our collaborators as a result of the one-time sale of existing INTEGRLIN inventory to SGP during the third quarter of 2005 which did not occur in 2006, the restructured relationship with SGP and lower license fee revenue recognized from GSK.  These decreases were partially offset by increased royalty revenue recognized from Ortho Biotech on sales of VELCADE outside of the United States. Revenue from our collaborators includes revenue under strategic alliances, royalties, and in 2005, co-promotion revenue.  Partially offsetting the decrease in collaborator revenue was higher net product sales of VELCADE.

Net product sales of VELCADE increased 4% to $53.2 million in the 2006 Three Month Period and 18% to $165.3 million in the 2006 Nine Month Period from the comparable periods in 2005.  The increase in the 2006 Three Month Period was primarily attributable to price increases offset by a slight decrease in demand.  The increase in the 2006 Nine Month Period was primarily attributable to growth in product demand as a result of increased penetration in the second line treatment setting of multiple myeloma patients, an increase in the number of cycles used on average for responding patients, and price increases during the period.  Reserves for product returns, chargebacks and discounts represented approximately 5% to 7% of gross product sales for all periods presented. Net product sales from VELCADE represented approximately 51% and 25% of our total revenues in the 2006 Three Month Period and the three months ended September 30, 2005, or the 2005 Three Month Period, respectively, and 48% and 32% of our total revenues in the 2006 Nine Month Period and the nine months ended September 30, 2005, or the 2005 Nine Month Period, respectively.

As of September 1, 2005, we no longer report co-promotion revenue due to our restructured relationship with SGP. Co-promotion revenue represented approximately 16% of our total revenues in the 2005 Three Month Period and 28% of our total revenues in the 2005 Nine Month Period.

Revenue under strategic alliances decreased 84% to $17.2 million in the 2006 Three Month Period and 48% to $82.9 million in the 2006 Nine Month Period from the comparable periods in 2005.  The decrease in the 2006 Three Month Period was primarily due to the one-time sale of existing INTEGRILN inventory to SGP in the 2005 Three Month Period as well as lower license fee revenue recognized from GSK.  The decrease in the 2006 Nine Month Period was primarily due to the one-time sale of existing INTEGRILIN inventory to SGP.  Revenue is earned from the restructured SGP relationship, which generates revenue from the management of the INTEGRILIN supply chain on behalf of SGP in the form of license fees and reimbursement of manufacturing-related expenses.  On July 1, 2006, SGP began purchasing the majority of the active pharmaceutical ingredient necessary to manufacture INTEGRILIN resulting in lower reimbursement of manufacturing-related expenses during the 2006 Three Month Period and we expect lower reimbursement of manufacturing-related expenses in future periods.

We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with other biopharmaceutical companies.

As mentioned above, we began recording royalty revenue starting September 1, 2005. Royalty revenue may include royalties earned upon sales of INTEGRILIN in the United States and other territories around the world as provided by SGP, royalties earned upon sales of INTEGRILIN in Europe as provided by GSK, distribution fees earned upon sales outside of the United States of VELCADE as provided by Ortho Biotech and any royalties earned under certain of our early discovery alliances.  We recorded $33.7 million and $98.4 million of royalty revenue during the 2006 Three and Nine Month Periods, respectively, and $12.5 million during each of the 2005 Three and Nine Month Periods, all of which primarily included royalties from SGP and Ortho Biotech.

Cost of Sales

Cost of sales decreased 92% to $6.7 million in the 2006 Three Month Period and 70% to $36.7 million in the 2006 Nine Month Period from the comparable periods in 2005. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP.  The decrease was primarily a result of the one-time sale of existing INTEGRILIN inventory to SGP in the 2005 Three Month Period.  This decrease was partially offset by increased cost of sales associated with higher VELCADE sales.

Research and Development

Research and development expenses decreased 9% to $73.4 million in the 2006 Three Month Period and 7% to $235.3 million in the 2006 Nine Month Period from the comparable periods in 2005.  The decrease in both periods was primarily a result of cost reductions associated with our 2005 strategy refinement and restructuring efforts combined with decreased spending in our discovery organization partially offset by the addition of stock-based compensation expense of approximately $5.6 million and $17.9 million in the 2006 Three and Nine Month Periods, respectively, related to the adoption of SFAS 123R on January 1, 2006.

In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. In January 2006, as part of our portfolio review process and based on the evaluation of clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development of MLN2704 in its current form as well as MLN1202 in rheumatoid arthritis.  The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinase, or RTK, including FLT-3, PDGF-R and c-KIT	Acute myeloid leukemia Glioma(1) Renal(1) Prostate(1)	phase I/phase II phase I planned for 2006 phase I planned for 2006 phase I planned for 2006
MLN8054 is a small molecule inhibitor of AuroraA kinases	Advanced malignancies	phase I
MLN8237 is a small molecule inhibitor of Aurora A kinases	Advanced malignancies	preclinical

Inflammatory Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 receptor	Crohn’s disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Atherosclerosis	phase IIa phase II
MLN3897 is a small molecule CCR1 inhibitor	Chronic inflammatory diseases such as rheumatoid arthritis	phase I with phase IIa planned for 2006
MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN0415 is a small molecule inhibitor of IKKbeta	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN6095 is a small molecule CrTh2 receptor antagonist	Inflammatory diseases	preclinical

(1)Trials planned to be conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

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

Selling, General and Administrative

Selling, general and administrative expenses decreased 15% to $34.4 million in the 2006 Three Month Period and 26% to $107.2 million in the 2006 Nine Month Period from the comparable periods in 2005.  The decrease in both periods was primarily the result of reduced sales and marketing expenses associated with the transfer of the U.S. commercialization rights to INTEGRILIN to SGP as of September 1, 2005 combined with cost reductions associated with our 2005 strategy refinement and restructuring efforts partially offset by the addition of stock-based compensation expense of approximately $4.6 million and $14.3 million in the 2006 Three and Nine Month Periods, respectively, related to the adoption of SFAS 123R on January 1, 2006.

Restructuring

During the fourth quarter of 2005, we announced a 2005 strategy refinement focused on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline of oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we took a series of steps, building on our restructured relationship with SGP, which together have reduced research and development and selling, general and administrative expenses in 2006. We expect these cost reductions to continue throughout the remainder of 2006. We reduced the size of our company from approximately 1,500 employees at the end of 2004 to approximately 1,100 at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in inflammation discovery and in business support groups.

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

During the 2006 Three and Nine Month Periods, we recorded a total of $1.4 million and $5.7 million, respectively, in restructuring charges under the 2005 strategy refinement and our 2003 restructuring plan.  We recorded net restructuring charges of $0.8 million and $1.1 million during the 2006 Three and Nine Month Periods, respectively, under the 2005 restructuring plan.  The restructuring charges primarily related to additional facility related costs associated with vacated buildings and employee termination benefits as a result of the headcount reductions within inflammation discovery and business support groups.  The 2006 Nine Month Period included an offsetting credit of approximately $7.8 million resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than we had originally estimated.  We recorded restructuring charges of $0.6 million and $4.7 million during the 2006 Three and Nine Month Periods, respectively, under the 2003 restructuring plan.  The restructuring charges primarily related to adjustments to our original estimates of the remaining rental obligations for a vacated facility based upon our inability to secure subtenants in the time and manner included in our earlier estimates.  As we continue to evaluate strategic alternatives, including potential facilities consolidation in connection with the restructuring announced on October 26, 2006, significant additional restructuring charges could occur in future periods.

Amortization of Intangibles

Amortization of intangible assets of $8.5 million in the 2006 Three Month Period and $25.5 million in the 2006 Nine Month Period was relatively unchanged from the comparable periods in 2005. Amortization in 2006 and 2005 primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

Investment income increased 15% to $5.6 million in the 2006 Three Month Period and decreased 33% to $16.0 million in the 2006 Nine Month Period from the comparable periods in 2005.  The increase in the 2006 Three Month Period was primarily a result of more favorable market conditions resulting in higher yields.  The decrease in the 2006 Nine Month Period was primarily attributable to the realized gain of approximately $10.5 million recognized upon the sale of our cost method investment in TransForm Pharmaceuticals, Inc. in April 2005, partially offset by more favorable market conditions resulting in higher yields.

Interest Expense

Interest expense decreased 12% to $2.5 million in the 2006 Three Month Period and increased 3% to $7.9 million in the 2006 Nine Month Period from the comparable periods in 2005.  The decrease in the 2006 Three Month Period was primarily attributable to decreased capital lease buyouts resulting in lower related interest expense as well as lower expense on lower capital lease balances.  The increase in the 2006 Nine Month Period was primarily attributable to increased capital lease buyouts resulting in higher related interest expense offset by lower expense on lower capital lease balances.

Other Income

Other income in the 2006 Three and Nine Month Periods is attributable to a deferred gain recognized as a result of the sale of assets to Gene Logic, Inc.

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

As of September 30, 2006 we had $635.6 million in cash, cash equivalents and marketable securities. This excludes $7.4 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of September 30, 2006, which primarily serve as collateral for letters of credit securing leased facilities. As of September 30, 2006 we had $99.6 million of outstanding convertible debt, all of which is included in current liabilities.

Our significant capital resources are as follows:

(in thousands)	September 30, 2006	December 31, 2005
Cash, cash equivalents and marketable securities	$635,610	$645,588
Working capital	508,484	576,501
Long-term debt, net of current portion	—	99,571

 n

	Nine Months Ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$(20,625)	$(44,683)
Investing activities	35,713	82,643
Financing activities	11,196	8,092
Capital expenditures (included in investing activities above)	(6,960)	(8,561)

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

Investing activities provided cash of $35.7 million in the 2006 Nine Month Period and $82.6 million in the comparable period in 2005. The principal source of funds in both 2006 and 2005 was the proceeds from sales and maturities of marketable securities.  In July 2006, we recorded proceeds of approximately $3.4 million upon the recognition of a deferred gain from the sale of assets to Gene Logic, Inc.  In April 2005, we recorded proceeds of approximately $10.6 million upon the sale of our cost method investment in TransForm.

Financing activities provided cash of $11.2 million in the 2006 Nine Month Period and $8.1 million in the comparable period in 2005. The principal source of funds was from the purchases of common stock by our employees.  We used $5.9 million in 2006 to pay off our 4.5% convertible senior notes in accordance with the payment terms.  We also used $3.8 million and $8.9 million in financing activities in 2006 and 2005, respectively, to make principal payments on our capital leases.

We believe that our existing cash and cash equivalents and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

As noted above and in accordance with the payment terms, we paid off the $5.9 million principal balance on our 4.5% convertible senior notes during the 2006 Nine Month Period.

There have been no additional significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2005.

As of September 30, 2006, we did not have any financing arrangements that were not reflected in our balance sheet.

Subsequent Events

In October 2006, we announced a two-year agreement with OBI to jointly promote VELCADE in the U.S.  Under the terms of the agreement, beginning in the first quarter of 2007, OBI will jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients who have received at least one prior therapy.  We will pay a proportion of the VELCADE-related costs for the OBI sales force and OBI will be entitled to receive a commission should sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees.  We will continue to be responsible for manufacturing and distribution of VELCADE in the U.S. We believe this collaboration, with the well-established OBI oncology group, will help us realize the full potential of the product.  Our current agreement with Ortho Biotech for the promotion of VELCADE outside the U.S. remains unchanged.

In October 2006, we received approximately $2.9 million upon the final settlement of the escrowed portion of the sale proceeds of our cost method investment in TransForm and we expect to record a realized gain in the fourth quarter of 2006 for this amount.  TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

In September 2006, we entered into a support agreement to acquire the outstanding stock of AnorMED, Inc.  Subsequent to executing the support agreement, AnorMED received a more favorable acquisition offer from Genzyme Corporation and terminated our initial support agreement.  As a result of the termination of the support agreement, we received a $19.5 million termination fee from AnorMED in October 2006, which will be recorded as other income in the fourth quarter of 2006.

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

Failure to gain approval for the products we are developing could have a material adverse impact on our business.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, is subject to continual review and periodic inspections by the U.S. Food and Drug Administration, or FDA, and other regulatory bodies. Later discovery of previously unknown problems or safety issues with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, the imposition of civil or criminal penalties or a refusal by the FDA and other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications. As with any recently approved therapeutic product, we expect that our knowledge of the safety profile for VELCADE will expand after wider usage, and the possibility exists of patients receiving VELCADE treatment experiencing unexpected or more frequently than expected serious adverse events, which could have a material adverse effect on our business.

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

Some of our products may be based on new technologies, which may affect our ability or the time we require to obtain necessary regulatory approvals.

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

With respect to VELCADE, we face competition from Celgene Corporation’s Thalomid and Revlimid. In May 2006, the FDA approved the use of Thalomid for the treatment of newly diagnosed multiple myeloma. Revlimid was approved by the FDA in December 2005 for the treatment of a subset of patients with transfusion-dependent anemia and in June 2006 for relapsed or refractory multiple myeloma. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE, including other proteasome inhibitors, that are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. The most significant competitors for SGP and GlaxoSmithKline plc, or GSK, in marketing INTEGRILIN are major pharmaceutical companies and biotechnology companies. The two products that compete directly with INTEGRILIN in the GP IIb-IIIa inhibitor market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. outside of the United States and by Guilford Pharmaceuticals, Inc. in the United States.

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

•             result in limitations on the proposed uses of our products.

Sales of INTEGRILIN and possibly VELCADE in particular reporting periods may be affected by fluctuations in inventory, allowances and buying patterns.

A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Inventory levels held by these wholesalers may fluctuate significantly from quarter to quarter. If these wholesalers build inventory levels excessively in any quarter, sales to the wholesalers in future quarters may unexpectedly decrease notwithstanding steady prescriber demand. Because SGP commercializes INTEGRILIN and manages product distribution, we have limited insight into or control over factors affecting changes in distributor inventory levels. If SGP does not appropriately manage this distribution, SGP may not realize sales goals for the product and could reduce the royalty revenue we recognize and thus adversely affect our business.

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

Our strategy of generating growth through license arrangements and acquisitions may not be successful.

An important element of our business strategy is to acquire additional therapeutic agents that are in phase II or phase III clinical development through license arrangements or acquisitions of other companies.  Although we are actively  reviewing and in discussions with  third parties with respect to such transactions, we may be unable to license or acquire suitable products or product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical and biological products is a competitive area. A number of other companies are also pursuing strategies to license or acquire products within our therapeutic focus areas of cancer and inflammation. These other companies may have a competitive advantage over us due to their size, cash resources and greater drug research, discovery and development and commercialization capabilities.

Other factors that may prevent us from licensing or otherwise acquiring suitable products and product candidates include the following:

•             we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on the product;

•             companies that perceive us to be their competitor may be unwilling to assign or license their product rights to us; or

•             we may be unable to identify suitable products or product candidates within our areas of focus.

In addition, we expect competition for licensing and acquisition candidates in the biotechnology and pharmaceutical fields to increase, which may mean fewer suitable opportunities for us as well as higher prices. If we are unable to successfully obtain rights to suitable products and product candidates, our business, financial condition and prospects for growth could suffer.

If we fail to successfully manage any acquisitions, our ability to develop our product candidates and expand our product candidate pipeline may be harmed.

Following any future acquisitions, our failure to adequately address the financial, operational or legal risks of these transactions could harm our business. Financial aspects of these transactions that could alter our financial position, reported operating results or stock price include:

•             use of cash resources;

•             higher than anticipated acquisition costs and expenses;

•             potentially dilutive issuances of equity securities;

•             the incurrence of debt and contingent liabilities, impairment losses or restructuring charges;

•             large write-offs and difficulties in assessing the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount that must be amortized over the appropriate life of the asset; and

•             amortization expenses related to other intangible assets.

Operational risks that could harm our existing operations or prevent realization of anticipated benefits from these transactions include:

•             challenges associated with managing an increasingly diversified business;

•             disruption of our ongoing business;

•             difficulty and expense in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•             diversion of management’s time and attention from other business concerns;

•             inability to maintain uniform standards, controls, procedures and policies;

•             the assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

•             subsequent loss of key personnel.

If we are unable to successfully manage our acquisitions, our ability to develop new products and continue to expand our product pipeline may be limited.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

We have incurred net losses of $13.7 million for the three months ended September 30, 2006 and $73.8 million for the three months ended September 30, 2005. We have incurred net losses of $52.2 million for the nine months ended September 30, 2006 and $154.3 million for the nine months ended September 30, 2005, net losses of $198.2 million for the year ended December 31, 2005, $252.3 million for the year ended December 31, 2004 and $483.7 million for the year ended December 31, 2003. We expect to continue to incur substantial operating losses in future periods. Prior to our acquisition of COR Therapeutics, Inc., or COR, in February 2002, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products.  As of September 30, 2006, we had an accumulated deficit of $2.5 billion.

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

At September 30, 2006, we had approximately $99.6 million of outstanding convertible debt that matures in 2007 and $76.5 million of capital lease obligations. During each of the last five years, our earnings were insufficient to cover our fixed charges. We will be required to make interest payments on our currently outstanding convertible notes totaling approximately $2.7 million over the next year.

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

We recorded restructuring charges of $1.4 million for the three months ended September 30, 2006 and $58.8 million for the three months ended September 30, 2005. We recorded restructuring charges of $5.7 million for the nine months ended September 30, 2006 and $62.9 million for the nine months ended September 30, 2005, restructuring charges of $77.1 million for the year ended December 31, 2005, $38.0 million for the year ended December 31, 2004 and $191.0 million for the year ended December 31, 2003. Costs associated with our restructuring efforts include reducing personnel and infrastructure resulting from the restructured relationship with Schering-Plough for  INTEGRILIN® (eptifibatide) Injection and reducing our in-house research and development technologies and expertise in areas where the work can now be outsourced cost effectively.  As a result of these efforts, we expect to reduce total research and development and selling, general and administration expenses as compared to prior years. We may not achieve our estimated expense reductions anticipated from the restructurings because such savings are difficult to predict and speculative in nature.

We received an informal inquiry from the SEC regarding stock options we granted in September 2001. If the SEC does not agree with our conclusion regarding the accounting for such options and determines that we have incorrectly accounted for certain historical stock option grants, and if the associated expense not previously recorded is material, we likely would be required to restate certain historical financial statements and could become subject to litigation.

       During the second quarter of 2006, we received a telephone inquiry from the SEC regarding whether stock options we awarded with a stated grant date of September 26, 2001 were, in fact, granted on that date. We were one of over 30 public companies discussed in a May 2006 third party report concerning the timing of stock option grants from 1997 through 2002. With respect to us, the report referenced option grants we made in September 2001. In September 2006, we met with the SEC to discuss the findings of our review of the September 2001 option grants and other of our historical option grants.  We reported to the SEC that our review did not uncover any evidence of fraud with respect to the September 2001 option grants or the other historical option grants that we reviewed.  Additionally, we reported to the SEC our conclusion that any additional compensation expense resulting from our review of the September 2001 option grants and other historical option grants was immaterial.  We cannot express any view as to how the SEC may assess the information we provided as to the September 2001 option grants and other historical option grants.  To the extent that the SEC’s inquiry continues, it remains possible that the SEC may identify material issues relating to additional stock option grants. If it is determined that any of our option grants were incorrectly granted or accounted for, we may be required to record compensation expense relating to those grants, and, if the expense is material, we likely would be required to restate certain of our historical financial statements. Additionally, we could become subject to an enforcement proceeding or other litigation. The effects of such a restatement or litigation could be material.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to commercialize and develop products including VELCADE and INTEGRILIN.

Outside of the United States, we commercialize VELCADE through an alliance with Ortho Biotech. In October 2006, we announced a two year agreement with Ortho Biotech to jointly promote VELCADE in the United States.  On September 1, 2005, we transferred exclusive U.S. commercialization and development rights of INTEGRILIN to SGP and SGP is solely responsible for the commercialization and development of INTEGRILIN outside of Europe. GSK is responsible for marketing and selling INTEGRILIN in Europe. We conduct substantial discovery and development activities through strategic alliances, including with Ortho Biotech for the ongoing development of VELCADE. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

The risks that we face in connection with these existing and any future alliances include the following:

•             All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances,

including, in many cases, such as in our collaboration and joint promotion agreement with Ortho Biotech, without cause.

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

Under the terms of our revised agreement with SGP effective as of September 1, 2005, SGP will pay us royalties based on net product sales of INTEGRILIN. In 2006 and 2007, minimum royalty payments for each year are set at $85.4 million, with some conditions that could reduce these minimums. There are no minimum guaranteed royalty payments beyond 2007.  If SGP’s INTEGRILIN sales after 2007 are less than expected, we will receive less royalty revenue than we expect, which would have a material adverse effect on our ability to fund other parts of our business.

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

We currently are marketing and selling VELCADE in the United States solely through our cancer-specific sales force and without a collaborator. Beginning in the first quarter of 2007, we expect to jointly promote VELCADE in the United States with Ortho Biotech. Our success in selling VELCADE will depend heavily on the performance of these sales forces. In areas outside the United States where VELCADE has received approval, Ortho Biotech or its affiliates market VELCADE. As a result, our ability to earn revenue related to VELCADE outside of the United States will depend heavily on Ortho Biotech.

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

We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have three approved manufacturers that currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of bulk product. We own the technology utilized by the third supplier. We have two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. If our current manufacturers are unable to continue or decide to discontinue their manufacturing, fill/finish or packaging services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could substantially harm our business.

In order to mitigate the risk of INTEGRILIN supply interruption, we have entered into a new third party fill/finish arrangement and we are in the process of establishing a second bulk product manufacturing site that will manufacture eptifibatide using the Millennium owned process technology. Because these are new manufacturing arrangements, these manufacturers may encounter difficulties that could adversely affect the supply of INTEGRILIN and, thereby, harm our business. For example, Solvay, the owner of the process technology used by two of our manufacturers, has raised concerns that the new Millennium process may have been developed using information asserted to be confidential to that owner. If that owner succeeds in a claim relating to these concerns, our ability to practice the new process could be negatively impacted which could affect the cost of manufacturing eptifibatide and negatively impact our business.

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

Risks Relating to Holding Our Common Stock

The trading price of our securities could be subject to significant fluctuations.

The trading price of our common stock has been quite volatile, and may be volatile in the future. During the nine months ended September 30, 2006, our common stock traded as high as $11.46 per share and as low as $7.83 per share. During 2005, our common stock traded as high as $12.34 per share and as low as $7.63 per share. Factors such as announcements of our or our competitors’ operating results, data from our or our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors’ products or business could have a significant impact on the future trading prices of our common stock.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $9.9 million decrease in the fair value of our investments as of September 30, 2006. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio.

We receive distribution fees from Ortho Biotech based on worldwide product sales of VELCADE outside of the U.S.  As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily EURO.  Movement in foreign currency exchange rates could cause royalty revenue to vary significantly in future reporting periods.

As of September 30, 2006, the fair value of our 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

We have no derivative instruments outstanding as of September 30, 2006.

As of September 30, 2006 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.         Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    Exhibits

(a)               Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)

Dated: October 31, 2006	/s/ MARSHA H. FANUCCI
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