Form 10-Q/A
period 2004-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2006-11-09
CIK 1002637

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
Yes ☒  No ☐

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 4, 2004: 305,960,455

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed on November 9, 2004, for the sole purpose of revising the Exhibit Index to add an Exhibit 10.5 and to file such exhibit.  Also filed as exhibits with this 10-Q/A are new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

This Amendment No. 1 does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC.
(Registrant)

Dated: November 9, 2006	/s/ MARSHA H. FANUCCI
Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Agreement dated August 6, 2004 between the Company and Marsha H. Fanucci

10.2*	Agreement dated August 6, 2004 between the Company and Kenneth M. Bate

10.3*	Offer letter agreement dated September 28, 2004 between the Company and Laurie B. Keating

10.4*	Form of Director Stock Option Granted under 2000 Stock Incentive Plan

10.5	Amendment No. 1 dated July 15, 2004 to the Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L. P.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Statement Pursuant to 18 U.S.C. §1350

32.2*	Statement Pursuant to 18 U.S.C. §1350

*                    Exhibit filed with original Form 10-Q filed with the SEC on November 9, 2004.