Form 10-K/A
period 2005-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2006-11-09
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed with the SEC on March 8, 2006, for the sole purpose of revising the Exhibit Index to add an Exhibit 10.22(b) and designate the originally filed Exhibit 10.22 as Exhibit 10.22(a).  Filed as exhibits with this 10-K/A are new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

This Amendment No. 1 does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006	MILLENNIUM PHARMACEUTICALS, INC.

	By:	/s/ MARSHA H. FANUCCI
Marsha H. Fanucci
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
	Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-Q 8-K 10-Q	06/20/1996 04/13/2000 04/19/2001	4.1 3 3.1

3.2	Amended and Restated Bylaws of the Company, as amended	10-Q 10-Q 10-Q	06/20/1996 05/02/2000 11/09/2000	4.2 3.1 3.1

	Instruments defining the rights of security holders, including indentures

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A(333-02490)	05/02/1996	4.1

4.2	Indenture, dated as of January 20, 2000, between the Company and State Street Bank and Trust Company, as Trustee relating to the 5.50% Convertible Subordinated Notes due January 15, 2007 (including the form of debenture)	10-K	02/25/2000	4.2

4.3	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	04/05/2001	4.1

4.4	(a) Indenture, dated February 24, 2000, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank, N.A. (formerly known as Firstar Bank, N.A.), as Trustee, relating to the 5.00% Convertible Subordinated Notes due March 1, 2007	(a)10-Q*	05/10/2000	4.1

	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)8-K	02/13/2002	4.5

	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)8-K	02/13/2002	4.6

	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.2

4.5	(a) Indenture, dated June 11, 2001, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank,	(a)10-Q*	08/03/2001	4.1

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
	N.A. (as successor to Firstar Bank, N.A.), as Trustee, relating to the 4.50% Convertible Senior Notes due June 15, 2006
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)S-3(333-82654)	02/13/2002	4.2
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)S-3(333-82654)	02/13/2002	4.3
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.1

	Material contracts—financing agreements

10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/1996 08/14/1997 02/25/2000 03/15/2001	10.2 10.9 10.3, 10.4 10.2

10.2	Lease Agreement dated August 26, 1993, as amended, by and between the Company and the Massachusetts Institute of Technology, as amended, for 640 Memorial Drive, Cambridge, MA	S-1 (333-2490) 10-K 10-K 10-K	3/18/1996 3/24/1999 2/25/2000 3/15/2001	10.32 10.57 10.6 10.4

10.3	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 35 Landsdowne Street, Cambridge, MA	10-Q	11/9/2000	10.3

10.4	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 40 Landsdowne Street, Cambridge, MA	10-Q	11/9/2000	10.4

10.5	First Amendment to Lease FC 40 Landsdowne, Inc. to the Company dated November 5, 2001				X(1)

10.6	Agreement for Lease dated February 9, 2001 among Granta Park Limited, MEPC Limited, Millennium Pharmaceuticals Limited and the Company (including the form of lease)	10-K	3/15/2001	10.8

	Material contracts—research and development/collaboration agreements

10.7	(a) Collaboration and License	(a)10-Q	07/26/2000	10.1

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
	Agreement dated June 22, 2000 by and between the Company and the sanofi-aventis Group (as successor to Aventis Pharmaceuticals, Inc.), as amended†	10-Q	10/25/2001	10.3
	(b) Second Amendment effective as of December 22, 2002 dated April 22, 2003 to the Collaboration and License Agreement†	(b)10-Q	08/12/2003	10.1
	(c) Technology Development Agreement dated June 22, 2000†	(c)10-Q	07/26/2000	10.2
	(d) Registration Rights Agreement dated June 22, 2000	(d)10-Q	07/26/2000	10.4
	(e) Letter Agreement dated May 27, 2004 relating to the Collaboration and License Agreement†	(e)10-Q	08/04/2004	10.1
	(f) Letter Agreement dated July 21, 2005†	(f)10-Q	08/08/2005	10.7
	(g) Third Amendment effective as of October 31, 2005 and dated November 7, 2005 to the Collaboration and License Agreement †				X(1)

	Material contracts—INTEGRILIN® (eptifibatide) Injection

10.8	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Société Anonyme, dated July 27, 1994, as amended†	10-Q*	11/13/1998	10.24 10.25 10.26 10.27 10.28 10.29

10.9	New Long Term Supply Agreement between the Company and Solvay, Société Anonyme, dated January 1, 2003†	10-K	03/07/2003	10.9

10.10	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended†	10-Q* 10-K* 10-K* 10-Q* 10-Q*	08/08/1995 03/25/1999 03/30/2000 08/10/2000 11/08/2000	10.41 10.33 10.35 10.1 10.1, 10.2

10.11	Letter agreement dated June 4, 2002 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.8

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
10.12	Addendum to Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 1, 2003†	10-K	03/10/2004	10.9

10.13	Letter agreement dated November 3, 2003 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.10

10.14	Agreement about European Commercialization of Integrilin by and among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 21, 2004†	10-Q	08/04/2004	10.2

10.15	Letter agreement dated September 17, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†	10-K	03/08/2005	10.10

10.16	Letter agreement dated November 30, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†	10-K	03/08/2005	10.11

10.17	Amended and Restated Integrilin Agreement dated July 22, 2005 among the Company, Schering Corporation and Schering-Plough, Ltd.†	10-Q	11/08/2005	10.1

10.18	Side Agreement dated October 13, 2005 among the Company, Schering Corporation and Schering-Plough Ltd.†	10-Q	11/08/2005	10.2

10.19	Supply Agreement dated September 1, 2005 by and between the Company and Schering Corporation†	10-Q	11/08/2005	10.3

10.20	(a) License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†	10-Q	08/04/2004	10.3

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
	(b) Letter agreement dated March 4, 2005 relating to the License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†	10-K	03/08/2005	10.12(b)

	Material contracts—VELCADE® (bortezomib) for Injection

10.21	Patent License Agreement between the Public Health Service and the Company dated December 2, 2002†	10-K	03/10/2004	10.11

10.22	(a) Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003†	10-Q	08/12/2003	10.2
	(b) Amendment dated July 15, 2004 to Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003	10-Q/A	11/09/2006	10.5

	Material contracts—miscellaneous

10.23	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000	10-Q*	05/10/2000	10.2

10.24	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Robertson Stephens, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., and Needham & Company, Inc., dated June 11, 2001	10-Q*	08/03/2001	10.2

10.25	Registration Rights Agreement dated January 20, 2000 between the Company and Goldman, Sachs & Co.,	10-K	02/25/2000	10.29

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
	ING Barings LLC, FleetBoston Robertson Stephens Inc., and Credit Suisse First Boston Corporation

	Material contracts—management contracts and compensatory plans

10.26	Key Employee Change in Control Severance Plan#				X(1)

10.27	Non-Qualified Deferred Compensation Plan#				X(1)

10.28	Form of Restricted Stock Agreement#				X(1)

10.29	Description of Non-Employee Director Compensation#				X(1)

10.30	Description of Success Sharing Bonus Program of Millennium Pharmaceuticals, Inc.#	8-K	02/06/2006	10.1

10.31	2003 Employee Stock Purchase Plan for Non-U.S. Subsidiaries and Affiliated Entities, as amended#	10-Q	11/08/2005	10.5

10.32	2000 Stock Incentive Plan, as amended#	10-K	03/07/2003	10.14

10.33	Form of Terms of Stock Option Granted Under 2000 Stock Incentive Plan#				X(1)

10.34	1997 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.15

10.35	1996 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.16

10.36	1996 Director Option Plan#	S-1/A(333-02490)	04/09/1996	10.1

10.37	1996 Employee Stock Purchase Plan, as amended#	10-Q	11/08/2005	10.4

10.38	1993 Incentive Stock Plan, as amended#	10-K	03/07/2003	10.20

10.39	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.2

10.40	1994 Non-employee Directors’ Stock Option Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.4

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
10.41	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium BioTherapeutics, Inc.#	10-K	03/07/2003	10.23

10.42	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium Predictive Medicine, Inc.#	10-K	03/07/2003	10.24

10.43	Form of Employment Offer Letter entered into with certain executive officers of the Company, together with a schedule of parties thereto #	10-K	03/08/2005	10.35

10.44	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Charles J. Homcy#	S-1 (33-40627)*	05/16/1991	10.1

10.45	Agreement dated August 6, 2004 between the Company and Marsha H. Fanucci#	10-Q	11/09/2004	10.1

10.46	Offer letter agreement dated September 28, 2004 between the Company and Laurie B. Keating#	10-Q	11/09/2004	10.3

10.47	Offer Letter Agreement dated June 23, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.1

10.48	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.2

10.49	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.3

10.50	Incentive Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005#	10-Q	08/08/2005	10.4

10.51	Nonstatutory Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005#	10-Q	08/08/2005	10.5

10.52	Description of Deferred Compensation Plan for Deborah Dunsire #	10-Q	08/08/2005	10.6

10.53	Offer letter agreement dated				X(1)

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
January 23, 2006 between the Company and Christophe Bianchi#

10.54	Offer letter agreement dated February 6, 2006 between the Company and Stephen M. Gansler#				X(1)

Additional Exhibits

21	Subsidiaries of the Company				X(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X(1)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X(1)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X(1)

31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X(2)

31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X(2)

32.1	Statement Pursuant to 18 U.S.C. §1350				X(1)

32.2	Statement Pursuant to 18 U.S.C. §1350				X(1)

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

(1)    Exhibit filed with Form 10-K originally filed with the SEC on March 8, 2006.

(2)    Exhibit filed with this Form 10-K/A.