Form 10-K
period 2006-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2007-03-01
CIK 1002637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-28494

_____________________

MILLENNIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3177038
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Landsdowne Street, Cambridge, Massachusetts 02139

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:  (617) 679-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $3,089,623,579 based on the last reported sale price of the Common Stock on the NASDAQ Stock Market on that date.

Number of shares outstanding of the registrant’s class of Common Stock as of February 23, 2007: 317,732,664.

Documents incorporated by reference:

Portions of the information required by Part III of Form 10-K will appear in the registrant’s definitive Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

TABLE OF CONTENTS

PART I

i

PART I

Item 1.                        BUSINESS

Overview

We are an innovation-driven, biopharmaceutical company focused on discovering, developing and commercializing medicines to change the lives of patients with cancer and inflammatory diseases. We currently commercialize VELCADE® (bortezomib) for Injection, the U.S. market leader for the treatment of patients with multiple myeloma who have received at least one prior therapy. In addition, VELCADE is the first and only Food and Drug Administration, or FDA, approved therapeutic for the treatment of patients who have received at least one prior therapy for mantle cell lymphoma, or MCL, an aggressive form of non-Hodgkin’s lymphoma, or NHL. We have a development pipeline of nine clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammation, and we have an oncology-focused discovery organization. Strategic business relationships are a key component of our business. For example, we maintain a significant royalty stake in INTEGRILIN® (eptifibatide) Injection, a market leading cardiovascular product, and receive distribution fees for sales of VELCADE outside of the United States.

Our cancer product, VELCADE, was first approved in the United States in May 2003 and in the European Union in April 2004 for marketing as a treatment for some patients with multiple myeloma, a type of blood cancer, and received approval in the United States in December 2006 for the treatment of some patients with MCL. We began marketing VELCADE in the United States shortly after receiving approval. We sell VELCADE in the United States directly through our oncology sales force. In the first quarter of 2007, our collaborator Ortho Biotech Products, Inc., or OBI, a member of The Johnson & Johnson Family Of Companies, began jointly promoting VELCADE with us to U.S.-based physicians.  VELCADE is sold in the European Union and other areas where marketing approval has been obtained outside of the United States by Ortho Biotech Products, L.P., or OBL, also a member of The Johnson & Johnson Family Of Companies. In 2006, U.S. sales of VELCADE were approximately $220.5 million, which represented approximately 45% of our total revenue for 2006. In 2005, U.S. sales of VELCADE were approximately $192.1 million, which represented approximately 34% of our total revenue for 2005. In 2004, U.S. sales of VELCADE were approximately $143.1 million, which represented approximately 32% of our total revenue for 2004.

In 2005, we refined our business strategy to focus on advancing key growth assets including VELCADE, our clinical and preclinical pipeline of oncology and inflammation molecules and our oncology-focused discovery organization. In 2006, we announced a program to further align resources with our current corporate priorities of advancing VELCADE and accelerating the clinical pipeline. As part of this program, we reduced in-house research and preclinical development technologies and headcount in areas where we believe the work can now be outsourced cost-effectively with reliable quality, and we are scaling back infrastructure supporting these activities.

Our business strategy is to build a portfolio of innovative, new medicines based on our understanding of genomics and particular molecular pathways that affect the establishment and progression of specific diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but expect to seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us.

In the near-term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through OBL, elsewhere for the treatment of multiple myeloma in newly diagnosed, or front-line  patients, and for the treatment of additional cancer types. We believe that, if approved, these additional uses of VELCADE would lead to a significant expansion of our business. We also continue to advance a pipeline of novel oncology product candidates. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious conditions, some of which are widely prevalent.

In the long-term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs. We also expect to continue to evaluate opportunities to in-license and acquire molecules from other companies in order to supplement our pipeline. If we are successful, we would use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations.

We were incorporated in Delaware in 1993. Our principal executive offices are located at 40 Landsdowne Street, Cambridge, Massachusetts 02139.

VELCADE

VELCADE, the first of a new class of medicines called proteasome inhibitors, was the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval based on phase II data from the  FDA on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third-line and beyond.

In March 2005, we received full approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second-line, or relapsed multiple myeloma. This regulatory decision increases the approved market potential of the drug and also marked the completion of the confirmatory studies required by the FDA after it granted accelerated approval in May 2003. VELCADE is the only single-agent therapy that has both demonstrated longer survival in patients in the relapsed multiple myeloma treatment setting and has comparative extension of patient survival data in its FDA approved labeling.

In April 2004, the European Commission granted Marketing Authorization for VELCADE in Europe for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy. Under this Authorization, the European Commission granted us a single license  for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. Regulatory authorities in a number of other countries, including countries within Latin America and South-East Asia and Japan, have also approved VELCADE. The product is now approved in more than 75 countries. Under our agreement with OBL, we have transferred the licenses to affiliates of OBL on a country-by-country basis. OBL’s affiliates now market VELCADE in these countries.

In April 2005, OBL received approval from the European Commission for VELCADE as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation. In October 2006, OBL received approval for marketing VELCADE in Japan for relapsed or refractory multiple myeloma in patients who have received at least one prior therapy.

In December 2006, the FDA granted full approval of VELCADE for the treatment of patients with MCL who have received at least one prior therapy, commonly referred to as relapsed, or second-line, MCL. This approval followed the FDA’s decision in November 2004 to grant VELCADE fast track designation for MCL due to the high unmet medical need of MCL patients and the strength of clinical trial data for VELCADE in the treatment of MCL.

Multiple myeloma is a cancer of the bone marrow in which some types of white blood cells are overproduced. As a result, there is decreased production of normal red and normal white blood cells, thereby damaging the body’s immune system. The overproduced white blood cells also cause the growth of tumors that spread to multiple sites, causing bone destruction and resulting in pain and bone fractures. In the U.S., multiple myeloma is the second most common hematologic malignancy and although the disease is predominantly a cancer of the elderly (the average age of onset is 68 years of age), recent statistics indicate both increasing incidence and younger age of onset. In the U.S., more than 50,000 individuals have multiple myeloma, over 15,000 new cases are diagnosed each year and more than 11,000 people die from the disease each year.

In the U.S., NHL is the most common hematological cancer and the sixth leading cause of cancer death. The prevalence of NHL in the U.S. is approximately 365,000 patients, of which we estimate approximately 100,000 are patients with follicular or marginal zone lymphoma which are subtypes of NHL, and 10,000 are patients with mantle cell lymphoma. There are approximately 59,000 new cases of NHL diagnosed in the U.S. per year, and 19,000 deaths are attributed to the disease annually. Mantle cell lymphoma is an aggressive, rapidly progressive subtype of NHL. It is not curable with standard treatment. The median life expectancy for a patient with MCL following his or her first relapse is estimated to be one year.

Proteasome inhibition is a novel approach to treating cancer. Proteasomes are enzyme complexes in all cells, both healthy and cancerous, that break down intracellular proteins in a regulated manner. Intracellular proteins form pathways by which cancer cells multiply, spread, interact with other cells and avoid programmed cell death. Inhibition of the proteasome by VELCADE prevents the regulated breakdown of these intracellular proteins, thereby interfering with many of these functions. This disruption of essential pathways in cancer cells can lead to cell death and inhibit tumor growth.

The most commonly reported side effects of VELCADE are asthenic conditions including fatigue, malaise and weakness, nausea, diarrhea, decreased appetite (including anorexia), constipation, thrombocytopenia, peripheral neuropathy, pyrexia, vomiting, anemia, neutropenia and orthostatic hypotension.

Our Development Efforts

VELCADE Development

We believe that VELCADE may have broad applications in the treatment of cancer beyond its currently approved indications. Currently, over 300 company-sponsored, investigator-initiated, or cooperative group-sponsored trials are ongoing or planned with the goal of exploring the potential of the product alone and in combination with other therapies in a variety of cancers. Principal ongoing VELCADE trials are described below:

•                    Three multi-center phase III clinical trials in front-line multiple myeloma patients exploring VELCADE in combination with current standards-of-care in this treatment setting. Enrollment in two of these trials has been completed and in the three trials combined, we expect approximately 2,000 patients will be enrolled. Results from previous phase II trials in this setting of VELCADE in combination with these standards-of-care have shown some of the highest reported response rates in the treatment of the disease, with overall response rates as high as 95 percent and complete and near-complete responses as high as 43 percent. Side effects in those previous phase II trials were manageable and similar to those seen in other VELCADE studies.

•                    A randomized phase III clinical trial in patients with relapsed follicular or marginal zone lymphoma. We expect to enroll approximately 670 patients in this trial. The trial is evaluating the efficacy and safety of the VELCADE in combination with rituximab, the standard-of-care in this setting, compared to rituximab alone. Results of a phase II trial in this same patient population comparing VELCADE at a once-weekly dose with a once-weekly dose of rituximab versus VELCADE at its standard twice-weekly dose matched with the once-weekly rituximab regimen were presented at the December 2006 American Society of Hematology meeting. In the arm with a once-weekly VELCADE regimen, an overall investigator-assessed response rate of greater than 50 percent with a manageable safety profile was reported.

•                    A randomized phase II clinical trial in patients with relapsed non-small cell lung cancer, or NSCLC, testing VELCADE in combination with pemetrexed, a current standard-of-care. Enrollment of 130 patients has been completed for this trial.

We expect that our ability to expand sales of VELCADE may be dependent on the outcome of these ongoing clinical trials, in particular the three phase III clinical trials in front-line multiple myeloma.

Pipeline Development

In addition to our ongoing clinical trials of VELCADE, we have nine product candidates in clinical and late preclinical development.

In January 2006, as part of our portfolio review process and based on the evaluation of clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development of MLN2704 as well as MLN1202 in rheumatoid arthritis.

In May 2006, we announced positive top-line results from our randomized, double-blinded, placebo-controlled phase II clinical trial of MLN1202 in patients at high risk for atherosclerotic cardiovascular disease. Preliminary analysis showed that MLN1202 was well tolerated and fully met its primary endpoint of a significant and sustained reduction in C-Reactive Protein levels, an inflammatory biomarker associated with atherosclerosis after a single dose of MLN1202. These results were statistically significant relative to the placebo control arm (p = 0.0275). No serious adverse events were observed in patients exposed to MLN1202. We expect these trial results will be submitted for presentation in 2007 at a medical meeting.

The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinase, or RTK, including FLT-3, PDGF-R and c-KIT	Acute myeloid leukemia Glioma(1) Renal(1) Prostate(1)	phase I/phase II phase I planned for 2007 phase I/phase II phase I/phase II
MLN8054 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	phase I
MLN8237 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	preclinical
Inflammatory Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 receptor	Crohn’s disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Atherosclerosis	phase IIa phase IIa-completed
MLN3897 is a small molecule CCR1 inhibitor(2)	Chronic inflammatory diseases such as rheumatoid arthritis	phase II
MLN3701 is a small molecule CCR1 inhibitor, second generation of MLN3897(2)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN0415 is a small molecule inhibitor of IKKbeta(2)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN6095 is a small molecule CrTh2 receptor antagonist(2)	Inflammatory diseases	preclinical

(1)          Trials ongoing or planned to be conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

(2)          In development through our sanofi-aventis inflammatory disease collaboration.

Completion of clinical trials may take several years. The length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

Our Collaborations

We have entered into commercialization and development arrangements with pharmaceutical and biotechnology companies relating to a broad range of products and potential product opportunities. We believe that these collaborations provide us with the opportunity to maximize the value of our internal resources and to reduce our commercialization and development costs and risks while at the same time utilizing the resources of other companies to market and develop our products. Under our collaborations, we have in the past and may in the future receive combinations of royalties, distribution fees, license fees, shares of profits and losses and/or milestone and other payments.

Ortho Biotech Collaborations

In June 2003, we entered into an agreement with OBL to collaborate on the commercialization of VELCADE and with  Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, for the continued clinical development of VELCADE. OBL and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States, and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from OBL and its affiliates from sales of VELCADE outside of the United States. We manage the supply chain for VELCADE at the expense of OBL for products sold in the OBL territories. We retain an option to co-promote VELCADE with OBL at a future date in specified European countries.

We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma and NHL. JJPRD was responsible for 40% of the joint development costs through 2005 and is now responsible for 45% of those costs. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

Decisions regarding the ongoing development and marketing of VELCADE are generally subject to the oversight of a joint steering committee with equal membership from OBL and us. However, in the event of a dispute, specified development, United States commercialization and specified other decisions are allocated specifically to us, and commercialization decisions outside of the United States and specified other decisions are allocated specifically to OBL.

Unless our agreement with OBL is terminated early due to a material uncured breach by one of the parties or by OBL unilaterally subject to notice obligations, the agreement continues on a country by country basis outside of the United States until no earlier than the expiration of the last to expire patent covering the manufacture, use or sale of the product in the country. Revenues from this alliance, including license fees, reimbursement of development expenses, milestone payments and distribution fees, accounted for approximately 22% of our total revenues in 2006, 10% of our total revenues in 2005 and 17% of our total revenues in 2004.

In October 2006, we announced a two-year agreement with OBI to jointly promote VELCADE in the U.S. Under the terms of the agreement, in the first quarter of 2007, OBI began jointly promoting VELCADE with us to U.S.-based physicians. We have agreed to pay the cost of a portion of the OBI sales effort dedicated to VELCADE and a commission if sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees. We will continue to be responsible for commercialization, manufacturing and distribution of VELCADE in the U.S. We believe this collaboration with the well-established OBI oncology sales force will help us to realize the full potential of the product.

INTEGRILIN Collaborations

We acquired INTEGRILIN as part of our acquisition of COR Therapeutics, Inc., or COR, in February 2002. INTEGRILIN has been marketed in the United States since 1998 and outside of the United States since 1999. From February 2002 through August 31, 2005, we co-promoted INTEGRILIN in the United States in collaboration with Schering Corporation and Schering-Plough Ltd, together referred to as SGP, and shared profits and losses. As of September 1, 2005, we changed our relationship with SGP from a co-promotion to a royalty based arrangement. SGP now exclusively markets INTEGRILIN in the

United States and specified other areas outside of Europe. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in Europe under a license from us.

In 2006, sales of INTEGRILIN by SGP as reported by SGP were approximately $329 million. Approximately 95% of those sales were made in the United States. In 2006, revenues from this alliance, including license fees, reimbursement of manufacturing-related expenses and royalties accounted for approximately 27% of our 2006 total revenues.

Under our revised relationship with SGP, we have incurred lower sales and marketing expenses, including personnel related and promotional expenses, associated with INTEGRILIN. For the period September 1, 2005 through December 31, 2005, revenue from SGP, including license fees, reimbursement of manufacturing-related expenses and royalties accounted for approximately 24% of our total revenues. From January 1, 2005 through September 1, 2005, which was the effective date of our modified relationship with SGP, we recognized approximately $123.5 million of co-promotion revenue from sales of INTEGRILIN by SGP, which accounted for approximately 22% of our total revenue during this period. Co-promotion revenue was 46% of our total revenue in 2004.

INTEGRILIN is a small synthetic peptide administered by injection that prevents the aggregation of platelets by blocking the platelet receptor glycoprotein, or GP, IIb-IIIa. The effects of INTEGRILIN are specific to platelets, avoiding interference with other normal cardiovascular processes. In addition, these effects can be reversed following INTEGRILIN discontinuation when no longer needed. Bleeding is the most common complication encountered during administration of INTEGRILIN therapy. The majority of excess major bleeding events associated with INTEGRILIN are localized at the site of catheter insertion.

INTEGRILIN is approved for marketing in the United States for the treatment of patients with acute coronary syndromes, or ACS, which include unstable angina and non-ST segment elevation myocardial infarction, or heart attack. This patient group includes individuals who are medically managed and those undergoing percutaneous coronary intervention, or PCI, including angioplasty. INTEGRILIN is also approved for use at the time of a PCI, including for patients undergoing intracoronary stenting. This set of indications is broader than the FDA approved indications for the other two GP IIb-IIIa inhibitors approved for marketing in the United States.

SGP

In April 1995, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. Under our original collaboration agreement with SGP following our acquisition of COR in February 2002, we generally shared any profits or losses from INTEGRILIN sales in the United States with SGP, and we granted SGP an exclusive license to market INTEGRILIN outside the United States and Europe in exchange for royalty obligations.

On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. In addition, we are entitled to receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. Minimum royalties for 2007 are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007. We also receive royalties on net product sales by SGP outside of the United States. SGP’s obligation to pay us royalties in other countries expires on a country by country basis upon the later of fifteen years from the first commercial sale of an INTEGRILIN product in such country and the expiration of the last to expire patent covering such INTEGRILIN product. We are continuing to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories including the U.S.

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

Under the license agreement with GSK, GSK has significant final decision-making authority with respect to European marketing issues. Our agreement with GSK continues until the later of December 31, 2014, or as long as GSK continues to commercialize INTEGRILIN in any European country.

sanofi-aventis Inflammatory Disease Collaboration

In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of specified inflammatory diseases. This agreement covers a substantial portion of our development program in the inflammatory disease area and provides us with potential access to sanofi-aventis’ large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of this collaboration has concluded. However, we and sanofi-aventis are continuing a limited research program covering two advanced preclinical candidates discovered through the collaboration. The development and commercialization programs continue under the agreement.

As provided in the original agreement, in North America we have agreed to share the responsibility for developing, manufacturing and marketing products and share profits and losses in that territory. Outside of North America, sanofi-aventis is responsible for and will bear the cost of developing, manufacturing and marketing products arising from the alliance. sanofi-aventis is required to pay us a royalty on product sales outside of North America. Under this agreement, sanofi-aventis acquired 4.5 million shares of our common stock over a two-year period through 2001 for $250.0 million.

To date, we and sanofi-aventis have identified a significant number of novel drug targets and associated molecules relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. As of the end of 2006, the alliance had identified several development candidates, one of which, MLN3897, is now being tested in a phase II clinical trial and two of which, MLN3701 and MLN0415, are now being tested in phase I clinical trials. A fourth product candidate, MLN6095, is now in preclinical testing.

Prosecution of development candidates discovered through the collaboration will continue until marketing approval or termination of development by the parties. Either party may terminate development of a development candidate prior to marketing approval, in which case the other party may continue to develop such candidate subject to payment of royalties to the other party.

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

The FDA or other regulatory agencies must approve the processes and the facilities that may be used for the manufacture of any of our potential drug substances and drug products. The manufacture of our products and product candidates is based in part on technology that we believe to be proprietary to our contract manufacturers. In addition, some of our manufacturers may develop process technology related to the manufacture of our compounds that such suppliers own either independently or jointly with us. This could increase our reliance on such manufacturers, require us to obtain a license from such manufacturers in order to have our products manufactured or result in us not benefiting from the potential efficiencies of new process technologies.

We manage the commercial and clinical supply chains for the production of both VELCADE and INTEGRILIN. We rely on third party contract manufacturers for the manufacturing of the active ingredient, formulation, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. We have established long-term supply relationships for the production of commercial supplies of VELCADE. We believe we currently have a sufficient quantity of bortezomib, the active pharmaceutical ingredient necessary to make VELCADE, to meet the anticipated commercial demand for the product for 2007 and to fulfill the needs for our ongoing and planned clinical trials. We work with one manufacturer to manufacture bortezomib and a second manufacturer to complete fill/finish for VELCADE. We are currently developing an additional supplier for bortezomib and have contracted with an additional manufacturer for the fill/finish of VELCADE. We expect that both of these additional manufacturers will provide services to us in the future.

We also rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. Two manufacturers provide us with eptifibatide, the raw material necessary to make INTEGRILIN, for both clinical trials and commercial supply. Solvay, S.A., or Solvay, one of the current manufacturers, owns the process technology used by it. Lonza Braine, S.A., or Lonza, is the other current manufacturer of bulk product. We own the process technology used by Lonza for the production of eptifibatide. SGP and GSK have had this proprietary process technology approved in the United States and in the European Union, and, we, GSK or SGP are responsible for submitting that proprietary process technology for approval in other countries, as required. Our supply agreement with Solvay ends in 2007 and our agreement with Lonza expires in 2009. We are exploring several options for additional future supply of eptifibatide. Two approved manufacturers currently perform fill/finish services for INTEGRILIN for us and we have two packaging suppliers for the United States.

Sales and Marketing

We have built a specialized oncology sales force with approximately 100 sales representatives and managers located across the United States. This sales force markets VELCADE in its approved indications to physicians, hospitals and other health care providers. Under our new agreement with OBI to jointly promote VELCADE in the U.S.,  in the first quarter of 2007, OBI began jointly promoting VELCADE to U.S.-based physicians. OBL or its affiliates market VELCADE outside of the United States and pay us distribution fees on product sales. See “Our Collaborations—Ortho Biotech Collaborations.”  All sales of VELCADE in the United States are distributed through a sole-source distribution model, where we sell directly to a third party who in turn distributes to the wholesaler base.

SGP’s sales force markets INTEGRILIN to clinical cardiologists, interventional cardiologists and emergency medicine physicians. GSK markets and sells INTEGRILIN in the European Union and other

European countries, and SGP sells and markets INTEGRILIN elsewhere outside the United States. See “Our Collaborations—INTEGRILIN Collaborations—SGP Collaboration” and “Our Collaborations—INTEGRILIN Collaborations—GSK License Agreement.”

We have not developed commercialization plans for our product candidates that may receive marketing approval in the future because the manner in which we will commercialize these product candidates will depend in large part on their market potential and our financial resources. We may decide to perform all necessary commercial functions for these products on our own or we may establish co-promotion, collaboration, licensing or other arrangements for the marketing and sale of some products in some or all geographic markets.

Sales of VELCADE, INTEGRILIN and product candidates that may be approved in the future will depend heavily upon the availability of reimbursement from third party payors, such as government and private insurance plans. We meet with administrators of these plans to discuss the potential medical benefits and cost-effectiveness of our products. We believe this approach may assist in obtaining reimbursement authorization for our products from these third party payors. See “Government Regulation—Third Party Reimbursement.”

Competition

We currently face competition, and believe significant long-term competition can be expected, from a range of pharmaceutical and biotechnology companies. This competition may become more intense as we develop additional products. Some competitors, primarily large pharmaceutical companies, have greater resources and experience than we have. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research and development capabilities.

The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. Other factors that may affect our ability to meet competition include the skill of our employees and our ability to recruit and retain skilled employees, our program of seeking patent protection for our discoveries and advances and our research, development and regulatory affairs capabilities. Many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have and greater capabilities and experience than we do in discovery, research, preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

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

•                    the effects of price control mechanisms; and

•                    reimbursement and treatment guidelines.

We expect traditional chemotherapy treatments and other therapies on the market and in development, including other proteasome inhibitors, to compete with VELCADE. In particular, in December 2005, Celgene Corporation received approval for Revlimid® (lenalidomide) for the treatment of a subset of patients with myelodysplastic syndromes, a group of related blood disorders, and in June 2006 for the treatment of patients with multiple myeloma who have received at least one prior therapy. Competition from Revlimid may limit the growth opportunities for future sales of VELCADE. Additionally, in May 2006, the FDA approved the use of Celgene’s Thalomid® (thalidomide) for the treatment of newly diagnosed multiple myeloma. There are also other potentially competitive therapies that are in late-stage clinical development for multiple myeloma. We believe that VELCADE generally competes with other therapies on the basis of efficacy, safety, convenience and price.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and we expect the already intense competition in this field to increase. INTEGRILIN generally competes with other therapies on the basis of efficacy, safety, convenience and price. Two GP IIb-IIIa inhibitors which compete with INTEGRILIN have received regulatory approval in the United States and Europe:

•                    ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly & Co.; and

•                    Aggrastat® (tirofiban), which is produced and sold by Merck & Co., Inc. outside of the United States and by Medicure Inc. in the United States.

Sales of INTEGRILIN could also be negatively impacted in the future by other competitive factors including:

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

Drug Research, Discovery and Development

A key element of our overall strategy is to build a sustainable pipeline of innovative new treatments in areas of high unmet medical need—cancer and inflammatory diseases. Our goal is to generate a sufficiently large portfolio of discovery and development programs at various stages of maturity so that we can move new drugs through clinical development and onto the market on a regular basis.

To achieve this goal, we have focused on developing a comprehensive understanding of the mechanisms and pathways that underlie important diseases and identifying appropriate biological targets. Then we seek to identify and optimize small molecule compounds or antibodies that interact with targets in a desired manner. We test these drug candidates in animal models to assess their likely suitability as therapeutic products. For candidates meeting our criteria for clinical development, we then move into human clinical testing to establish the safety and efficacy of these experimental products and to understand therapeutically important differences among people. At any stage of this process, we may encounter unexpected difficulties and may need to delay or terminate programs or go back to repeat several steps with slight variations, in an effort to ensure that we bring the most suitable new drug candidate through clinical testing.

In order to focus our efforts and resources, throughout the discovery and development process we currently rely substantially upon third parties and expect to continue to do so in the future. For example, we rely on third parties to provide us with discovery technology services, produce material for preclinical and clinical testing purposes and perform clinical development activities.

We believe that our global regulatory affairs experience and expertise is an important part of our ability to move development candidates forward in an efficient manner. If we believe we have established safety and efficacy for a new drug candidate, we submit applications for marketing approval to the appropriate regulatory authorities.

During this process, the expertise of our scientific, clinical and regulatory groups is critical. To augment our internal discovery and development capabilities, we continuously evaluate opportunities to license or acquire rights to drugs or drug candidates that have been developed outside of our company.

We are devoting fewer personnel and resources to research and discovery activities than we have in the past. As a result of this shift, we recorded restructuring charges in 2006 of approximately $20.4 million, in 2005 of approximately $77.1 million and in 2004 of approximately $38.0 and expect to record additional restructuring charges during 2007 of between $15.0 million and $25.0 million.

Our research and development expenses totaled $318.2 million in 2006, $342.2 million in 2005 and $402.6 million in 2004. Our research and development expenses are primarily company-sponsored. Our strategic collaborator-sponsored research and development expenditures totaled $16.3 million in 2006, $23.5 million in 2005 and $37.7 million in 2004. In calculating strategic collaborator-sponsored research and development expenditures, we have included net reimbursement for our research and development efforts, excluding license fees, milestones and royalties.

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

We also own issued patents and/or pending United States and foreign patent applications related to MLN0002, MLN1202 and MLN3897. The issued United States patents for MLN0002 expire in 2015 and 2016. The issued United States patents for MLN1202 expire in 2018.

Licenses

We have obtained licenses from various parties for rights to use proprietary technologies and compounds. These licenses generally are for a fixed duration, typically the life of the licensed patents, and require us to use reasonable or diligent efforts to develop and commercialize and to pay ongoing royalties on product sales. We are the exclusive licensee of issued United States and foreign patents and/or pending United States and foreign applications relating to our products on the market and in clinical development.

For VELCADE, we are a party to an exclusive worldwide Patent License Agreement with the U.S. Public Health Service, or PHS, dated December 12, 2002. This agreement provides us with the right to use the patents belonging to PHS relating to the formulation of VELCADE. Under this agreement we have obligations to pay PHS up-front royalty payments, royalty milestones, royalties on net sales of VELCADE and sublicensing royalties. The license extends through the expiration of any licensed patents that may result from PHS’ pending applications unless it is terminated earlier by PHS to meet requirements for public use specified by law, or based on a default by us or a failure to meet our obligations under the agreement, in either case, following a cure period. The issued United States patents to which this license relates expire in 2022.

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

Government Regulation

Regulatory Compliance

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, any delay in obtaining or any failure to maintain, regulatory approvals could materially adversely affect our business. In addition, recently there has been heightened scrutiny by Congress on the adequacy of the FDA’s drug approval processes and its efforts to assure the safety of marketed drugs, and new legislation addressing drug safety, among other issues, has been proposed. If enacted, any new legislation could result in delays or increased costs for manufacturers and drug sponsors during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements.

The activities required before a biopharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application, or IND, which must be reviewed by the FDA and become effective before proposed clinical testing can begin.

Typically, clinical testing prior to approval involves a three-phase process.

•                    In phase I, clinical trials are conducted with a small number of subjects to assess the early safety profile and the pattern of drug distribution and metabolism.

•                    In phase II, clinical trials are conducted in a limited patient population afflicted with a specified disease in order to provide enough data to statistically evaluate the preliminary efficacy, optimal dosages and expanded evidence of safety.

•                    In phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA.

The results of the preclinical and clinical testing of a pharmaceutical product, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the product, results of chemical studies and other relevant information, are then submitted to the FDA for review and potential approval to commence commercial sales. For a chemical pharmaceutical product, the submission is in the form of a new drug application, or NDA, and for a biological pharmaceutical product the submission is in the form of a biologic license application, or BLA. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We can not assure that any approval required by the FDA will be obtained on a timely basis, if at all.

Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with current good clinical practices, or GCP, GLP, for specific non-clinical toxicology studies, current GMP and computer information system validation standards. Before approval of a BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine its compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. We also face similar inspections coordinated by the EMEA by inspectors from particular European Union member states that conduct inspections on behalf of the European Union.

Regulatory requirements and approval processes in countries outside the United States can be at least as rigorous, costly and uncertain.

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

As a result of gaining approval of and launching VELCADE, we are a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the PHS pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum of 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Centers for Medicare & Medicaid Services.

The Medicaid Prescription Drug, Improvement and Modernization Act of 2003, or the MMA has significantly changed how Medicare pays for VELCADE. As of January 1, 2005, Medicare pays for products covered by the Part B benefit based on the average selling price, or ASP, plus 6%. Medicare had previously paid for these products based on 95% of the average wholesale price, or AWP. To date, the change from the AWP to the ASP system has not had a material adverse impact on our ability to obtain adequate reimbursement for our products.

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

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. We believe that our procedures comply with the standards prescribed by local, state and federal laws and regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. We conduct our research and manufacturing activities in voluntary compliance with the National Institutes of Health Guidelines for Recombinant DNA Research.

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

Pricing Controls

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In Canada this practice has led in some instances to lower priced products than in the United States. As a result, importation of products from Canada into the United States may result in reduced product revenues. In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control.  In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing reimbursement and pricing controls. While we cannot predict whether any future legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and results.

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

Employees

As of February 19, 2007, we had approximately 947 full-time employees. We believe that relations with our employees are good.

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

Item 1A.                RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “will,” “assume” or “continue,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve important risks, uncertainties and assumptions that are difficult to predict. We describe some of the risks, uncertainties and assumptions that could affect our business, including our financial condition and results of operations, in this “Risk Factors” section. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made.

We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements about our growth and future financial and operating results, discovery and development of products, strategic alliances, regulatory approvals, competitive strengths, intellectual property, litigation, mergers and acquisitions, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations and sales efforts. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Regulatory Risks

Our business may be harmed if we do not obtain approval to market VELCADE for additional therapeutic uses.

An important part of our strategy to grow our business is to market VELCADE for additional indications. To do so, we will need to successfully conduct clinical trials in accordance with GCP and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials, or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of VELCADE, our revenues may not grow as expected and our business and operating results will be harmed.

We may not be able to obtain approval in additional countries to market VELCADE.

VELCADE is currently approved for marketing in the United States and a total of more than 75 countries including the countries of the European Union. If we or OBL are not able to obtain approval to market VELCADE in additional countries, OBL will lose the opportunity to sell in those countries and we may not be able to earn potential milestone and royalty payments under our agreement with OBL or collect potential distribution fees on sales of VELCADE by OBL in those countries.

We may not be able to obtain marketing approval for products resulting from our development efforts.

The products that we are developing require research and development, extensive preclinical studies and clinical trials and regulatory approval, including the submission of user fees, prior to any commercial sales. This process is expensive and lengthy, and can often take a number of years. In some cases, the length of time that it takes for us to achieve various regulatory approval milestones affects the payments that we are eligible to receive under our strategic alliance agreements.

We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. For example, in January 2006, as part of our portfolio review process, based on the evaluation of clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development of MLN2704 as well as MLN1202 in rheumatoid arthritis.

Failure to gain approval for the products we are developing could have a material adverse impact on our business.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, adverse event reporting and promotional activities for such product, is subject to continual review and periodic inspections by the FDA and other regulatory authorities. Later discovery of previously unknown problems or safety issues with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, the imposition of civil or criminal penalties or a refusal by the FDA and other regulatory authorities to approve pending applications for marketing approval of new drugs or supplements to approved applications. As with any recently approved therapeutic product, we expect that our knowledge of the safety profile for VELCADE will expand after wider usage, and the possibility exists of patients receiving VELCADE treatment experiencing unexpected or more frequently than expected serious adverse events, which could have a material adverse effect on our business.

We are a party to collaborations that transfer responsibility for specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting, to our collaborators. If our collaborators do not fulfill these regulatory obligations, products, including VELCADE or INTEGRILIN, could be withdrawn from the market, which would have a material adverse effect on our business. Additionally, the FDA requires that we, along with our collaborators and third party manufacturers, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such a debarred person (even if inadvertently) may result in delays in the FDA’s review or approval of our products, or the rejection of data developed with the involvement of such person(s).

Some of our products may be based on new technologies, which may affect our ability or the time we require to obtain necessary regulatory approvals.

Products that result from our research and development programs may be based on new technologies, such as proteasome inhibition, and new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer development or regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

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

Our business plan contemplates obtaining marketing authorization to sell VELCADE in many countries for the treatment of all patients with multiple myeloma and both in the United States and abroad for other indications. We will be adversely affected if VELCADE does not receive such approvals, or if such approvals are subject to limitations on the indicated uses for which we may market the product.

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

With respect to VELCADE, we face competition from Celgene Corporation’s Thalomid and Revlimid. In May 2006, the FDA approved the use of Thalomid for the treatment of newly diagnosed multiple myeloma. Revlimid was approved by the FDA in December 2005 for the treatment of patients with myelodysplastic syndromes and in June 2006 for multiple myeloma patients who have received at least one prior therapy. While Revlimid has limited the growth potential of VELCADE in some indications, as Revlimid only was approved recently, it is difficult for us to determine the sustained level of competition that it may pose for VELCADE. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE, including other proteasome inhibitors, some of which are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address these diseases is large, and we expect the already intense competition in this field to increase. The most significant competitors for SGP and GlaxoSmithKline plc, or GSK, in marketing INTEGRILIN are major pharmaceutical companies and biotechnology companies. The two products that compete directly with INTEGRILIN in the GP IIb-IIIa inhibitor market segment are ReoPro® (abciximab), which is produced by Johnson & Johnson and sold by Johnson & Johnson and Eli Lilly and Company, and

Aggrastat® (tirofiban HCl), which is produced and sold by Merck & Co., Inc. outside of the United States and by Medicure Inc. in the United States.

Sales of INTEGRILIN could also be negatively impacted in the future by other competitive factors, including:

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

We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA or other regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or prolonged or a program to be terminated, even if other studies or trials relating to the program are successful.

We may not complete our planned preclinical or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our products. We may have difficulty obtaining a sufficient number of appropriate patients or clinical support to conduct our clinical trials as planned. A number of additional events could delay the completion of our clinical trials, including conditions imposed on us by the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials, lower than anticipated retention rates for patients in our clinical trials, insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials or the failure of our third party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner, or at all. In addition, institutional review boards or regulators, including the FDA, or our collaborators may hold, suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks. As a result, we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. Our product development costs will increase if we experience delays in testing or approvals. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or potential products.

If third parties on which we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We depend on independent clinical investigators and, in some cases, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these parties for successful execution of our clinical trials, but we do not control many aspects of their activities. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the general investigational plan and protocol. Our reliance on these third parties that we do not control does not relieve us of our responsibility to comply with the regulations and standards of the FDA relating to good clinical practices. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the applicable trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates or result in enforcement action against us.

Because many of the products that we are developing are based on new technologies and therapeutic approaches, the market may not be receptive to these products upon their introduction.

The commercial success of any of our products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors and consumers as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon new technologies or therapeutic approaches. As a result, it may be more difficult for us to achieve market acceptance of our products, particularly the first products that we introduce to the market based on new technologies and therapeutic approaches. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

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

An important element of our business strategy is to acquire additional therapeutic agents through license arrangements or acquisitions of other companies. Although we regularly review and engage in discussions with third parties with respect to such transactions, we may be unable to license or acquire other suitable products or product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical and biological products, including through the acquisition of other companies, is a competitive area. A number of other companies are also pursuing strategies to license or acquire products within our therapeutic focus areas of cancer and inflammation. These other companies may have a competitive advantage over us due to their size, cash resources and greater drug research, discovery and development and commercialization capabilities.

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

We have incurred net losses of $44.0 million for the year ended December 31, 2006, $198.2 million for the year ended December 31, 2005 and $252.3 million for the year ended December 31, 2004. We expect to continue to incur operating losses in future periods. Prior to our acquisition of COR Therapeutics, Inc., or COR, in February 2002, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products. As of December 31, 2006, we had an accumulated deficit of $2.5 billion.

We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to help fund these costs and achieve positive net income. Our ability to achieve positive net income would be adversely impacted if our acquired intangible asset, primarily resulting from our acquisition of COR and goodwill became impaired as a result of reduced market capitalization or product failures or withdrawals.

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

At December 31, 2006, we had approximately $349.6 million of outstanding convertible debt, of which $99.6 million matures in the first quarter of 2007, and $76.2 million of capital lease obligations. We will be required to make interest payments on our outstanding convertible notes of approximately $6.0 million for each of the next five years. Additionally, we will be required to make interest payments on our capital lease obligations of approximately $2.4 million for each of the next three years.

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

We recorded restructuring charges of $20.4 million for the year ended December 31, 2006, $77.1 million for the year ended December 31, 2005 and $38.0 million for the year ended December 31, 2004. Costs associated with our restructuring efforts include reducing personnel and infrastructure resulting from the restructured relationship with SGP for INTEGRILIN and reducing our in-house research and development technologies and headcount in areas in which we believe the work can now be outsourced cost effectively. As a result of these efforts, we expect to reduce total research and development and selling, general and administration expenses as compared to prior years. We may not achieve our estimated expense reductions anticipated from restructurings because such savings are difficult to predict and speculative in nature. We continue to evaluate strategic alternatives, including facility consolidation, and as a result, significant additional restructuring charges could occur in future periods.

We received an informal inquiry from the Securities and Exchange Commission regarding stock options that we granted in September 2001. If the Securities and Exchange Commission, or SEC,  does not agree with our conclusion regarding the accounting for such options and determines that we have incorrectly accounted for historical stock option grants, and if the associated expense not previously recorded is material, we likely would be required to restate certain historical financial statements and could become subject to litigation.

During the second quarter of 2006, we received a telephone inquiry from the SEC regarding whether stock options we awarded with a stated grant date of September 26, 2001 were, in fact, granted on that date. We were one of over 30 public companies discussed in a May 2006 third party report concerning the timing of stock option grants from 1997 through 2002. With respect to us, the report referenced option grants we made in September 2001. In September 2006, we met with the SEC to discuss the findings of our review of the September 2001 option grants and other of our historical option grants. We reported to the SEC that our review did not uncover any evidence of fraud with respect to the September 2001 option grants or the other historical option grants that we reviewed. Additionally, we reported to the SEC our conclusion that any additional compensation expense resulting from our review of the September 2001 option grants and other historical option grants was immaterial. We cannot express any view as to how the SEC may assess the information we provided. If it is determined that any of our option grants were incorrectly granted or accounted for, we may be required to record compensation expense relating to those grants, and, if the expense is material, we likely would be required to restate certain of our historical financial statements. Additionally, we could become subject to an enforcement proceeding or other litigation. The effects of such a restatement or litigation could be material.

Risks Relating to Collaborators

We depend significantly on our collaborators to work with us to commercialize and develop products including VELCADE and INTEGRILIN.

Outside of the United States, we commercialize VELCADE through an alliance with OBL. We began jointly promoting VELCADE in the United States in the first quarter of 2007 under a two-year agreement with OBI. On September 1, 2005, we transferred exclusive U.S. commercialization and development rights of INTEGRILIN to SGP and SGP is solely responsible for the commercialization and development of INTEGRILIN outside of Europe. GSK is responsible for marketing and selling INTEGRILIN in Europe. We conduct substantial discovery and development activities through strategic alliances, including with OBL for the ongoing development of VELCADE. We expect to enter into additional alliances in the future, especially in connection with product commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

The risks that we face in connection with these existing and any future alliances include the following:

•       All of our strategic alliance agreements are for fixed terms and are subject to termination under various circumstances, including, in many cases, such as in our collaboration and our joint promotion agreement with OBL and OBI, without cause.

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

Under the terms of our revised agreement with SGP effective as of September 1, 2005, SGP began paying us royalties based on net product sales of INTEGRILIN. In 2007, the minimum royalty payment is set at $85.4 million, with some conditions that could reduce this minimum. There are no minimum guaranteed royalty payments beyond 2007. If SGP’s INTEGRILIN sales after 2007 are less than expected, we will receive less royalty revenue than we expect, which would have a material adverse effect on our ability to fund other parts of our business.

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

There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights. For example, we believe that we hold patent applications that cover genes that are also claimed in patent applications filed by others. Interference proceedings before the United States Patent and Trademark Office may be necessary to establish which party was the first to invent these genes. In addition, from time to time, we receive unsolicited letters purporting to advise us of the alleged relevance of third party patents.

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

Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products, however, need only demonstrate a level of availability in the bloodstream equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less. The issued U.S. patents related to VELCADE expire in 2014 with the potential for extension and the issued foreign patents expire in 2015 with extensions issued or pending in a number of countries. However, we may not be granted any such potential or pending extension. The issued United States patents that cover INTEGRILIN expire in 2014 and 2015 and the issued foreign patents expire between 2010 and 2012. Our patent-protected products also can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity.

In addition, third parties could produce counterfeit products labeled as VELCADE, INTEGRILIN or other of our products in the future. Counterfeit products could reduce sales or compromise goodwill associated with our product brands.

Risks Relating to Product Manufacturing, Marketing and Sales

Because we have limited sales, marketing and distribution experience and capabilities, in some instances we are dependent on third parties to successfully perform these functions on our behalf, or we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

We currently are marketing and selling VELCADE in the United States solely through our cancer-specific sales force and without a collaborator. In the first quarter of 2007, we began jointly promoting VELCADE in the United States with OBI. Our success in selling VELCADE will depend heavily on the performance of these sales forces. In areas outside the United States where VELCADE has received approval, OBL or its affiliates market VELCADE. As a result, our ability to earn revenue related to VELCADE outside of the United States will depend heavily on OBL.

SGP exclusively markets INTEGRILIN in areas outside of Europe, including the United States, and GSK exclusively markets INTEGRILIN in Europe. As a result, except for our minimum royalty payments from SGP in 2007, our success in receiving royalties and milestone payments from sales of INTEGRILIN depends entirely on the marketing efforts of these third parties.

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

There are a limited number of contract manufacturers that operate under the FDA’s current GMP regulations capable of manufacturing our products. In addition, the FDA will inspect our contract manufacturers prior to granting approval of a new drug application, and will conduct periodic, unannounced inspections to ensure strict ongoing compliance with current GMPs and other applicable regulations. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or commercialize them, or we may experience delays in doing so.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Any failure by our third party manufacturers to comply with applicable regulations, including current GMP regulations, could result in sanctions being imposed on the manufacturers or us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

We are responsible for managing the supply of material for all clinical and commercial production of VELCADE, including VELCADE that OBL sells or uses in clinical trials, and INTEGRILIN, including INTEGRILIN that SGP and GSK sell or use in clinical trials.

We rely on third party contract manufacturers to manufacture, fill/finish and package VELCADE for both commercial purposes and for all clinical trials. We have established long-term supply relationships for the production of commercial supplies of VELCADE. We work with one manufacturer, with whom we have a long-term supply agreement, to complete fill/finish for VELCADE, and have contracted with a second manufacturer who will provide fill/finish services for VELCADE in the future. If any of our current third party manufacturers performing production and fill/finish for VELCADE are unable or unwilling to continue performing these services for us, and we are unable to find a replacement manufacturer or in the future we are otherwise unable to contract with manufacturers to produce commercial supplies of VELCADE in a cost-effective manner, we could run out of VELCADE for commercial sale and clinical trials and our business could be substantially harmed.

We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have three approved manufacturers, two of which currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it for the production of bulk product. Lonza is the other current manufacturer of eptifibatide, and we own the process technology utilized by it. We have two approved manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging supplier for the United States. If our current manufacturers are unable to continue or decide to discontinue their manufacturing, fill/finish or packaging services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could substantially harm our business.

In order to mitigate the risk of INTEGRILIN supply interruption, we are exploring several options for the long-term supply of eptifibatide. Also, Solvay, the owner of the process technology used by it and by one of our former suppliers of eptifibatide, has raised concerns that the new Millennium process may have been developed using information asserted to be confidential and proprietary to Solvay. If Solvay succeeds in a claim relating to these concerns, our ability to practice our new process could be negatively impacted, which could adversely affect our ability to obtain INTEGRILIN from suppliers using the new process or the cost of manufacturing eptifibatide and negatively impact our business. We are in discussions with Solvay regarding its concern..

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

We face a risk of government enforcement actions in connection with marketing activities.

Because we are a company operating in a highly regulated industry, for many reasons, regulatory authorities could take enforcement action against us including seizure of allegedly misbranded product, cessation of promotional activities, injunction or criminal prosecution against us and our officers or employees.

For example, we face the potential of FDA enforcement action for allegations of off-label promotion of VELCADE. Some physicians prescribe VELCADE for uses not approved by the FDA or comparable regulatory agencies outside the United States. For example, VELCADE is not approved for front-line treatment of multiple myeloma. However, we are aware that the oncology physician community is using VELCADE for this purpose. Although physicians may lawfully prescribe VELCADE for off-label uses, any promotion by us of off-label uses would be unlawful. Although we have policies and procedures in place designed to help assure ongoing compliance with regulatory requirements regarding off-label promotion, regulatory authorities could take enforcement action against us if they believe we are promoting, or have promoted, VELCADE for off-label use.

Additionally, the Department of Justice can bring civil or criminal actions against companies that promote drugs for unapproved uses, based on the False Claims Act and other federal laws governing reimbursement for such products under the Medicare, Medicaid and other federally supported healthcare programs.  Monetary penalties in such cases have often been in excess of $100 million.  Civil penalties can include costly mandatory compliance programs and exclusion from federal healthcare programs.

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

Risks Relating to Holding Our Common Stock

The trading price of our common stock could be subject to significant fluctuations.

The trading price of our common stock has been quite volatile, and may be volatile in the future. During 2006, our common stock traded as high as $12.08 per share and as low as $7.83 per share. Factors such as announcements of our or our competitors’ operating results, data from our or our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors’ products or business could have a significant impact on the future trading prices of our common stock.

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

The price of our common stock may also be affected by the estimates and projections of the investment community and our ability to meet or exceed the financial projections we provide to the public. The price may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. We can not assure you that these factors will not have an adverse effect on the trading price of our common stock.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the Staff of the U.S. Securities and Exchange Commission at December 31, 2006.

Item 2.                        PROPERTIES

We lease a total of approximately 1,200,000 square feet of office and laboratory space. This table contains information about our current materially important leased properties:

Location	Square feet used in current operations	Square feet sublet	Square feet we are seeking to sublease	Use	Lease expiration date
Several locations in Cambridge, Massachusetts	585,441	256,384	233,601	corporate headquarters office laboratory	2008 to 2020
South San Francisco, California	—	77,224	59,018	office laboratory	2011

In connection with our 2003 and 2005 restructuring initiatives and resulting consolidation of facilities, we have sublet and are seeking to sublease certain of our leased facilities as shown in the table above. We plan to sublease those facilities through the end of our lease terms. In November 2006, we entered into a Deed of Surrender with Granta Park Limited for our 91,900 square feet of leased property in Cambridge, England. Under the terms of the Deed, we have been released from all further obligations arising under the lease for that property in consideration of a one-time payment and our return of the property to the landlord.

We believe that our leased and occupied facilities will be adequate to meet our requirements for the near term.

Item 3.                        LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2006.

OUR EXECUTIVE OFFICERS

Deborah Dunsire, M.D.   Chief Executive Officer and President (since July 2005)
Age 44

Prior to joining Millennium, Dr. Dunsire was Head of North American Oncology Operations (2000 to July 2005) and Vice President, Oncology Business Unit (1996 to 2000) of Novartis, a pharmaceutical company. Prior to that she held various positions with Sandoz, a pharmaceutical company (1988 to 1996) in the areas of product management, scientific development and clinical research.

Christophe Bianchi, M.D.   Executive Vice President, Commercial Operations (since February 2006)
Age 45

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
Age 53

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
Age 52

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

Laurie B. Keating   Senior Vice President, General Counsel (since September 2004) and Assistant Secretary (since August 2006)
Age 53

Ms. Keating also served as Secretary of Millennium (September 2004 to August 2006). Prior to joining Millennium, Ms. Keating was Vice President of Operations and Finance (September 2003 to September 2004), member of the Board of Directors (June 2001 to present) and Chief Executive Officer (June 2001 to September 2003) of Hydra Biosciences, Inc., a biopharmaceutical company. Previously she held a variety of senior executive positions at high technology companies, including serving as Senior Vice President, General Counsel and Secretary of Iomega Corporation.

Anna Protopapas   Senior Vice President, Corporate Development (since March 2005)
Age 42

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
Age 51

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

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Millennium’s Common Stock and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MLNM.”  Prior to July 2006, our common stock traded on the NASDAQ National Market. The following table reflects the range of the reported high and low last sale prices of our common stock for the periods indicated.

	2006		2005
	High	Low	High	Low
First quarter	$11.15	$9.85	$11.97	$8.06
Second quarter	10.09	8.04	9.80	7.79
Third quarter	10.99	8.95	11.09	9.14
Fourth quarter	11.97	9.83	10.92	8.09

On February 23, 2007, the closing price per share of our common stock was $11.26, as reported on the NASDAQ Global Select Market and we had approximately 887 stockholders of record.

We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will retain any earnings for use in the operation of our business and will not pay any cash dividends.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

STOCK PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

This graph compares the performance of Millennium common stock with the performance of the NASDAQ Composite Index and the NASDAQ Pharmaceuticals Index (assuming reinvestment of dividends). The graph assumes $100 invested at the per share closing price on the NASDAQ Global Select Market in Millennium and each of the indices on December 31, 2001. Measurement points are on the last trading days of the years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006. In this year’s graph, the NASDAQ Composite Index replaces the NASDAQ Stock Market (U.S. Companies) Index, which we have used in prior years, because NASDAQ retired the NASDAQ Stock Market (U.S. Companies) Index in July 2006 and it is no longer available.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Millennium Pharmaceuticals, Inc. The NASDAQ Composite Index
And The NASDAQ Pharmaceuticals Index

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Millennium Pharmaceuticals, Inc.	100.00	32.39	76.09	49.53	39.58	44.47
NASDAQ Composite Index	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Pharmaceuticals Index	100.00	64.40	92.31	100.78	113.36	115.84

Item 6.                        SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of Millennium Pharmaceuticals, Inc. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report on Form 10-K.

Millennium Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Net product sales	$220,452	$192,073	$143,052	$59,647	$—
Co-promotion revenue	—	123,524	206,264	184,333	159,971
Revenue under strategic alliances	131,675	204,519	98,890	189,707	193,062
Royalties (Note 1)	134,703	38,192	—	—	—
Total revenues	486,830	558,308	448,206	433,687	353,033
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	45,445	141,327	70,286	61,189	47,256
Research and development	318,170	342,184	402,558	488,538	511,210
Selling, general and administrative	155,633	180,599	196,644	178,830	168,902
Restructuring	20,393	77,110	38,033	191,013	2,994
Acquired in-process R&D (Note 2)	—	—	—	—	242,000
Amortization of intangibles (Note 3)	33,950	33,987	33,512	38,890	34,916
Total costs and expenses	573,591	775,207	741,033	958,460	1,007,278
Loss from operations	(86,761)	(216,899)	(292,827)	(524,773)	(654,245)
Other income, net	42,808	18,650	40,530	41,086	64,052
Net loss	$(43,953)	$(198,249)	$(252,297)	$(483,687)	$(590,193)
Amounts per common share:
Net loss per share, basic and diluted	$(0.14)	$(0.64)	$(0.83)	$(1.63)	$(2.13)
Weighted average shares, basic and diluted	313,724	308,284	304,830	297,641	277,665
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$894,349	$645,588	$700,407	$915,303	$1,759,063
Total assets	2,751,812	2,527,632	2,757,031	3,010,263	3,997,607
Current liabilities	225,519	164,595	240,861	255,758	949,547
Capital lease obligations, net of current portion	75,041	76,226	80,452	87,889	61,338
Long-term debt, net of current portion	250,000	99,571	105,461	105,461	83,325
Stockholders’ equity	2,145,177	2,101,678	2,272,994	2,501,526	2,901,693

Note 1: On September 1, 2005, Millennium transferred the exclusive U.S. rights for INTEGRILIN products to Schering Corporation and Schering-Plough, Ltd. In connection with the closing of the transaction, the Company no longer reports co-promotion revenue and now records royalty revenue as a separate line item.

Note 2: On February 12, 2002, Millennium acquired COR Therapeutics, Inc. The transaction was recorded as a purchase for accounting purposes and the consolidated statements of operations data include COR’s operating results from the date of acquisition.

Note 3: The Company’s 2002 results from operations reflect the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Asset” (SFAS No. 142). Upon adoption, the Company ceased the amortization of goodwill.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of our financial condition and results of our operations contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “may,” “will” and similar expressions to help identify forward-looking statements.

Actual results may differ from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, those factors discussed in this annual report under the heading “Risk Factors.”

Overview

We are an innovation-driven biopharmaceutical company focused on discovering, developing and commercializing medicines to change the lives of patients with cancer and inflammatory diseases. We currently commercialize VELCADE, the U.S. market leader for the treatment of patients with multiple myeloma who have received at least one prior therapy. In addition, VELCADE is the first and only FDA approved therapeutic for the treatment of patients who have received at least one prior therapy for mantle cell lymphoma, or MCL. We have a development pipeline of nine clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammatory diseases, and we have an oncology-focused drug discovery organization. Strategic business relationships are a key component of our business.

In November 2006, we completed a sale of $250.0 million of 2.25% convertible senior notes due November 15, 2011, or the 2.25% notes, which resulted in net proceeds to us of approximately $242.2 million. The 2.25% notes are convertible into shares of our common stock at an initial conversion price equal to $15.47 per share, subject to adjustment, unless previously repurchased by us under certain circumstances. Under the terms of the 2.25% notes, we are required to make semi-annual interest payments on the outstanding principal balance of the 2.25% notes on May 15 and November 15 of each year. We expect to use the net proceeds from the 2.25% notes primarily to acquire therapeutic agents, which may be in development or already marketed, through license arrangements or acquisitions of other companies, and any balance for general corporate purposes, including working capital.

In 2005 we refined our business strategy to focus on advancing key growth assets including VELCADE, our clinical and preclinical pipeline of oncology and inflammation molecules and our oncology-focused discovery organization. In 2006, we announced a program to further align resources with our current corporate priorities of advancing VELCADE and accelerating the clinical pipeline. As part of this program, we reduced in-house research and preclinical development technologies and headcount in areas where we believe the work can now be outsourced cost-effectively, and we also scaled back infrastructure supporting these activities. We recorded restructuring charges of approximately $5.2 million related to the 2006 program for the year ended December 31, 2006. We recorded total restructuring charges of approximately $20.4 million under all restructuring initiatives primarily related to facilities charges for the year ended December 31, 2006. We expect total restructuring charges in 2007, under all restructuring initiatives, to be within the range of $15.0 million to $25.0 million.  We are still evaluating the need or opportunity for further facilities consolidation associated with the 2006 restructuring initiative and the total future restructuring charges for facility consolidation are dependent upon the nature and timing of the final decisions we make. As we continue to evaluate strategic alternatives, including potential facilities consolidation in connection with our programs, we may incur significant restructuring charges in future periods.

In October 2006, we announced a two-year agreement with Ortho Biotech Inc., or OBI, to jointly promote VELCADE in the U.S. In the first quarter of 2007, OBI and we began to jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients.

On September 1, 2005, Schering-Plough Ltd. and Schering Corporation, together referred to as SGP, obtained the exclusive U.S. development and commercialization rights for INTEGRILIN from us. Our restructured relationship with SGP has been, and we expect it to continue to be, at least financially equivalent to the former co-promotion arrangement that we had with SGP prior to September 1, 2005, taking into account the expected future revenues and anticipated costs savings. Strategically, our goal in restructuring the relationship was to increase the near term certainty of revenues from INTEGRILIN through the guaranteed minimum royalties for 2006 and 2007, while eliminating the need to further invest our resources into INTEGRILIN sales and marketing and development activities. In addition, the restructured relationship allows us to focus on our key growth assets, including VELCADE, our product candidate pipeline and our oncology-focused discovery organization.

Our business strategy is to build a portfolio of new medicines based on our understanding of genomics and particular molecular pathways that affect the establishment and progression of specific diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but expect to seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us.

In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through Ortho Biotech Products, L.P., or OBL, elsewhere for the treatment of multiple myeloma in newly diagnosed, or front-line patients, and for the treatment of additional cancer types. We believe, if approved, these additional uses of VELCADE would lead to a significant expansion of our cancer business. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

In the long term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs. We also expect to continue to evaluate opportunities to in-license and acquire molecules from other companies in order to supplement our pipeline. If we are successful, we will use the revenues from this expanding portfolio of marketed products to broaden the scope of our operations.

VELCADE

VELCADE, the first of a new class of medicines called proteasome inhibitors, was the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval based on phase II data from the FDA on May 13, 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third-line and beyond.

In December 2006, the FDA granted full approval of VELCADE for the treatment of patients with MCL who have received at least one prior therapy, commonly referred to as relapsed, or second-line MCL. This approval followed the FDA’s decision in November 2004 to grant VELCADE fast track designation for MCL due to the high unmet medical need of MCL patients and the strength of clinical trial data for VELCADE in the treatment of MCL. In April 2006, we initiated a phase III trial of VELCADE in combination with rituximab in the relapsed follicular and marginal zone non-Hodgkin’s lymphoma setting.

In March 2005, we received full approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second-line or relapsed multiple myeloma. This regulatory decision increases the approved market potential of the drug and also marked the completion of the confirmatory studies required by the FDA after it granted accelerated approval in May 2003. VELCADE is the only single-agent therapy that has both demonstrated longer survival in patients with multiple myeloma and the extension of patient survival on its FDA approved labeling.

In April 2004, the European Commission granted Marketing Authorization for VELCADE in Europe for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy. Under this Authorization, the European Commission granted us a single license for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. Regulatory authorities in a number of other countries, including countries within Latin America and South-East Asia and Japan have also approved VELCADE. The product is now approved in more than 75 countries. Under our agreement with OBL, we have transferred the licenses to affiliates of OBL. OBL’s affiliates now market VELCADE in these countries.

In April 2005, OBL received approval from the European Commission for VELCADE as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation. In October 2006, OBL received approval for marketing VELCADE in Japan for relapsed or refractory multiple myeloma in patients who have received at least one prior therapy.

Our Alliances

VELCADE

Ortho Biotech Collaborations

In October 2006, we announced a two-year agreement with Ortho Biotech Inc., or OBI, to jointly promote VELCADE in the U.S. In the first quarter of 2007, OBI and we began to jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients. We will pay the cost of a portion of the OBI sales effort dedicated to VELCADE and a commission if sales associated with the increased effort exceed specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to termination fees. We will continue to be responsible for manufacturing and distribution of VELCADE in the U.S. We believe this collaboration, with the well-established OBI oncology sales force, will help us to realize the full potential of VELCADE in the U.S. market. Our current agreement with OBL, a member of the Johnson Family Of Companies and an affiliate of OBI, for the promotion of VELCADE outside the U.S. remains unchanged.

In June 2003, we entered into an agreement with OBL to collaborate on the commercialization of VELCADE and with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, for the continued clinical development of VELCADE. OBL and its affiliate, Janssen-Cilag, are commercializing VELCADE outside of the United States, and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees included in royalties from OBL and its affiliates from sales of VELCADE outside of the United States. We manage the supply chain for VELCADE at the expense of OBL for products sold in the OBL territories. We retain an option to co-promote VELCADE with OBL at a future date in specified European countries.

We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma and non-Hodgkin’s lymphoma, or NHL. JJPRD was responsible for 40% of the joint development costs through 2005 and is now responsible for 45% of those costs. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

INTEGRILIN

Through August 31, 2005, we co-promoted INTEGRILIN in the United States in collaboration with SGP and shared profits and losses. As of September 1, 2005, SGP markets INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

SGP Collaboration

In April 1995, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. We acquired COR in February 2002. Under our original collaboration agreement with SGP, we generally shared any profits or losses from INTEGRILIN sales in the United States included in co-promotion revenue with SGP and we granted SGP an exclusive license to market INTEGRILIN outside the United States and the European Union in exchange for royalty obligations.

On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. In addition, we are entitled to receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. Minimum royalty payments for 2007 are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007. We also receive royalties on net product sales by SGP outside of the United States. SGP’s obligation to pay us royalties in other countries expires on a country by country basis upon the later of fifteen years from the first commercial use of an INTEGRILIN product in such country and the expiration of the last to expire patent covering such INTEGRILIN product. We are continuing to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories including the U.S. We receive payments as a result of managing the supply chain and record those payments as strategic alliance revenue.

GSK License Agreement

In June 2004, we reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorizations for the European Union from SGP to GSK was completed, and GSK began selling INTEGRILIN in the countries of the European Union. GSK also markets INTEGRILIN in other European countries where it has received approval of the transfer from SGP to GSK of the relevant marketing authorizations. Under the terms of the agreement, we have received license fees and are entitled to future royalties from GSK on INTEGRILIN sales in Europe subject to the achievement of specified objectives. We manage the supply chain for INTEGRILIN at the expense of GSK for products sold in the GSK territories. We receive payments as a result of managing the supply chain and record those payments as strategic alliance revenue.

sanofi-aventis Inflammatory Disease Collaboration

In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of specified inflammatory diseases. This agreement covers a substantial portion of our development program in the inflammatory disease area and provides us with potential access to sanofi-aventis’ large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of this collaboration has concluded. However, we and sanofi-aventis are continuing a limited research program covering two advanced preclinical candidates discovered through the collaboration. The development and commercialization programs continue under the agreement.

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

To date, we and sanofi-aventis have identified a significant number of novel drug targets and associated molecules relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. As of the end of 2006, the alliance had identified several development candidates, one of which, MLN3897, is now being tested in a phase II clinical trial and two of which, MLN3701 and MLN0415, are now being tested by us in phase I clinical trials. A fourth candidate, MLN6095, is now in preclinical testing.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our  consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets, goodwill, restructuring and stock-based compensation expense. We base our estimates on historical experience and on various other factors that we believe are appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue

We recognize revenue from the sale of our products, our strategic alliances and royalties and distribution fees based on net sales of licensed products. We recognized revenue from our co-promotion collaboration through August 31, 2005. We divide our revenue arrangements with multiple elements into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units based on their respective fair values, and we apply the applicable revenue recognition criteria to each of the separate units. We classify advance payments received in excess of amounts earned as deferred revenue until earned.

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

We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. We estimate VELCADE product returns based on historical return patterns. We expect VELCADE returns to be, and returns have been, generally low because the shelf life for the product is 18 months in the United States, and we expect, and have experienced, that wholesalers will not stock significant inventory due to the relatively high cost of the product. We consider several factors in our estimation process, including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data.  As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so results in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at December 31, 2006.

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

We recognize nonrefundable upfront licensing fees and guaranteed, time-based payments that, in either case, require continuing involvement in the form of research and development, manufacturing or other commercialization efforts by us as strategic alliance revenue:

•       ratably over the development period if development risk is significant;

•       ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated; or

•       based upon the level of research services performed during the period of the research contract.

When the period of deferral cannot be specifically identified from the contract, management estimates the period based upon other critical factors contained within the contract. We continually review these estimates, which could result in a change in the deferral period and might impact the timing and the amount of revenue recognized.

Milestone payments are recognized as strategic alliance revenue when the substantive performance obligations, as defined in the contract, are achieved. Performance obligations typically consist of significant milestones in the development life cycle of the related product candidate, such as initiation of clinical trials, filing for approval with regulatory agencies and approvals by regulatory agencies. Reimbursements of research and development costs are recognized as strategic alliance revenue as the related costs are incurred.

We are entitled to receive royalty payments under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. These license agreements provide for the payment of royalties to us based on sales of the licensed product and we record royalty revenues based on estimates of sales from interim data provided by licensees. Beginning September 1, 2005, upon closing the amended collaboration agreement with SGP, we began recording royalty revenues as a separate line item in our statement of operations. For all of our royalty arrangements, we perform an analysis of historical royalties we have been paid, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period which they become known, typically the following quarter. These adjustments have not been, and we do not expect them to be, significant. To the extent we do not have sufficient ability to accurately estimate royalty revenue, we record royalties on a cash basis.

Inventory

Inventory consists of currently marketed products. VELCADE inventories primarily represent raw materials used in production, work in process and finished goods inventory on hand, valued at cost. INTEGRILIN inventories include raw materials used in production and work in process, valued at cost, to supply GSK and limited amounts of work in process, valued at cost, to supply SGP. We review inventories periodically for slow-moving or obsolete status based on sales activity, both projected and historical. Our current sales projections provide for full utilization of the inventory balance. If product sales levels differ from projections or a launch of a new product is delayed, inventory may not be fully utilized and could be subject to impairment, at which point we would adjust inventory to its net realizable value.

Intangible Assets

We have acquired significant intangible assets that we value and record. Those assets that do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets at acquisition. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We engage independent valuation experts who review our critical assumptions for significant acquisitions of intangibles. We review intangible assets for impairment on a periodic basis using an undiscounted net cash flows approach when impairment indicators arise. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, we would write down the intangible asset to the discounted cash flow value. Where we cannot identify cash flows for an individual asset, our review is applied at the lowest group level for which cash flows are identifiable.

Goodwill

On October 1, 2006, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test, which could result in a material impairment charge to our statement of operations.

Restructuring

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” our facilities related expenses and liabilities under all of our restructuring plans included estimates of the remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy. We validated our estimates and assumptions with independent third parties having relevant expertise in the real estate market. We review our estimates and assumptions on a regular basis until the outcome is finalized, and make whatever modifications we believe necessary, based on our best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

Stock-Based Compensation Expense

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share Based Payment,” or SFAS 123R, effective January 1, 2006 under the modified prospective method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In determining our volatility, we have considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity in addition to our historical volatility. After considering other such factors as our stage of development, the length of time we have been public and the impact of having a marketed product, we believe a blended volatility rate based upon the most recent three-year and four-year periods of historical performance, as well as the implied volatilities of currently traded options, best reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause stock-based compensation expense to vary significantly in future reporting periods.

We use historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. We update these assumptions on a quarterly basis to reflect recent historical data. Additionally, we are required to estimate forfeiture rates to approximate the number of shares that will vest in a period to which the fair value is applied. We will continually monitor employee exercise behavior and may further adjust the estimated term and forfeiture rates in future periods. Increasing the estimated life would result in an increase in the fair value to be recognized over the requisite service period, generally the vesting period. Estimated forfeitures will be adjusted to actual forfeitures upon the vest date of the cancelled options as a cumulative catch up adjustment on a quarterly basis. Doing so could cause future expenses to vary at each reporting period.

In March 2006, we revised our annual merit compensation program to include the availability of both stock options and restricted stock to certain employees. For the year ended December 31, 2006, we recognized total stock-based compensation expense under SFAS 123R of $42.1 million. As of December 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $15.6 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years. As of December 31, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to approximately $7.6 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and three quarter years.

During the second quarter of 2006, we received a telephone inquiry from the Securities ad Exchange Commission, or SEC, regarding whether stock options we awarded with a stated grant date of September 26, 2001 were, in fact, granted on that date. We were one of more than 30 companies discussed in a May 2006 third party report concerning the timing of stock option grants from 1997 through 2002. With respect to us, the report referenced option grants dated September 26, 2001. During the second quarter of 2006, we initiated a review of our September 26, 2001 grants, as well as other historical grants. We completed this review during the third quarter of 2006 and met with the SEC to discuss our findings. We reported to the SEC that our review did not uncover any evidence of fraud with respect to the September 26, 2001 options grants or the other historical option grants that we reviewed. Additionally, we reported to the SEC our conclusion that any additional compensation expense resulting from the grants we reviewed was immaterial. The SEC staff advised us at our meeting that they would communicate with us after they had evaluated the results of our review and the documentation we provided.

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after December 15, 2006. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Although we have not completed our evaluation of the interpretation, we do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

Reclassifications

We have reclassified certain prior year amounts within the consolidated statements of cash flows to conform to the current year presentation related to equity adjustments from foreign currency translation.

We have reclassified certain prior year amounts included in accrued expenses of the consolidated balance sheets to accounts payable to conform to the current year presentation related to uninvoiced receipts in the normal course of business. This reclassification has no impact on previously reported net loss or current liabilities in any period presented.

Results of Operations

	Year Ended December 31,			Annual Percentage Change
	2006	2005	2004	2006/2005	2005/2004
	(in thousands, except per share amounts)
Revenues:
Net product sales	$220,452	$192,073	$143,052	15%	34%
Co-promotion revenue	—	123,524	206,264	(100)	(40)
Revenue under strategic alliances	131,675	204,519	98,890	(36)	107
Royalties	134,703	38,192	—	253	—
Total revenues	486,830	558,308	448,206	(13)	25
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	45,445	141,327	70,286	(68)	101
Research and development	318,170	342,184	402,558	(7)	(15)
Selling, general and administrative	155,633	180,599	196,644	(14)	(8)
Restructuring	20,393	77,110	38,033	(74)	103
Amortization of intangibles	33,950	33,987	33,512	—	1
Total costs and expenses	573,591	775,207	741,033	(26)	5
Loss from operations	(86,761)	(216,899)	(292,827)	(60)	(26)
Other income (expense):
Investment income, net	30,973	29,083	11,221	6	159
Interest expense	(11,068)	(10,433)	(10,691)	6	(2)
Other income	22,903	—	—	—	—
Gain on sale of equity interest in joint
venture	—	—	40,000	—	(100)
Net loss	$(43,953)	$(198,249)	$(252,297)	(78)	(21)
Amounts per common share:
Net loss per share, basic and diluted	$(0.14)	$(0.64)	$(0.83)
Weighted average shares, basic and diluted	313,724	308,284	304,830

Note 1: Upon adoption of SFAS 123R on January 1, 2006, the Company began recording stock-based compensation expense in its consolidated statements of operations. No stock-based compensation expense was recognized under SFAS 123R in any prior period. Stock-based compensation expense is allocated in the consolidated statements of operations expense lines as follows:

	Year Ended December 31,
	2006	2005	2004
Research and development	$23,280	$—	$—
Selling, general and administrative	18,861	—	—
	$42,141	$—	$—

Revenues

Total revenues decreased 13% to $486.8 million in 2006 compared to 2005 and increased 25% in 2005 to $558.3 million from $448.2 million in 2004. The decrease in 2006 was primarily related to lower revenue received from our collaborators, which consists of revenue under strategic alliances, royalties, and in 2005, co-promotion revenue. The decrease in revenue received from our collaborations was primarily the result of the restructured relationship with SGP, including a one-time sale of existing INTEGRILIN inventory to SGP during the third quarter of 2005. Additionally, we recognized lower license fees from GSK in 2006. This decrease was offset in part by increased distribution fees recognized from OBL on sales of VELCADE outside of the United States. The increase in 2005 was primarily due to the net effect of the restructured SGP collaboration relationship and increased net product sales of VELCADE.

Net product sales of VELCADE increased 15% to $220.5 million in 2006 and 34% to $192.1 million in 2005 from $143.1 million in 2004. The increase in 2006 was primarily due to price increases of the product and our ability to maintain the product’s market leadership in the relapsed multiple myeloma treatment setting despite new competition in 2006. The increase in 2005 was primarily due to growth in the second-line treatment setting as a result of the March 2005 FDA market approval of our sNDA filing. Reserves for product returns, chargebacks and discounts represented approximately 5.4% to 6.5% of gross product sales in 2006 and 2005. Net product sales from VELCADE represented approximately 45% of our 2006 total revenues, 34% of our 2005 total revenues and 32% of our 2004 total revenues.

Total revenues related to VELCADE, including net product sales of the product by us in the U.S. and revenues from OBL included in strategic alliance revenue and royalties more fully described below, were approximately $327.2 million in 2006, $248.6 million in 2005 and $221.0 million in 2004.

As of September 1, 2005, we are no longer reporting co-promotion revenue due to our restructured relationship with SGP. Co-promotion revenue from INTEGRILIN represented approximately 22% of our 2005 total revenues and 46% of our 2004 total revenues.

In 2006, the first full year of our modified relationship with SGP, total revenues related to INTEGRILIN were approximately $142.0 million, including $85.4 million in royalties we received from SGP for sales of INTEGRILIN in the United States. In 2005 and 2004, total revenues related to INTEGRILIN, including co-promotion revenue and revenues from SGP and GSK included in strategic alliance revenues and royalties more fully described below, were approximately $287.9 million and $206.3 million, respectively.

Revenue under strategic alliances decreased 36% to $131.7 million in 2006 and increased 107% to $204.5 million in 2005 from $98.9 million in 2004. The decrease in 2006 was primarily due to the one-time sale of existing INTEGRILIN inventory to SGP in 2005, as well as lower license fees recognized from GSK. The increase in 2005 was primarily due to the reimbursement of manufacturing-related expenses, including the September 1, 2005 one-time sale of the existing raw materials and finished goods INTEGRILIN inventory to SGP of approximately $71.4 million.

We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the timing of milestones achieved and the number of alliances we may enter into in the future with major biopharmaceutical companies.

Beginning September 1, 2005, in connection with the closing of our transaction with SGP, we now record royalty revenue. Royalty revenue may include royalties earned upon sales of INTEGRILIN in the United States and other territories around the world as provided by SGP, royalties earned upon sales of INTEGRILIN in Europe as provided by GSK, distribution fees earned upon sales outside of the United States of VELCADE as provided by OBL and any royalties earned under certain of our early discovery alliances. We recorded $134.7 million and $38.2 million of royalty revenue in 2006 and 2005, primarily consisting of  royalties from SGP and OBL.

We recognize revenues from activities outside of the U.S., including royalties, distribution fees, milestones from OBL, SGP and GSK for sales of VELCADE and INTEGRILIN and for cost reimbursement of product sold to these parties. Without taking into account revenues we receive for development costs or milestones, our revenues for these activities outside of the U.S. were $113.5 million in 2006, $62.2 million in 2005 and $64.9 million in 2004.

Cost of Sales

Cost of sales decreased 68% to $45.4 million in 2006 and increased 101% to $141.3 million in 2005 from $70.3 million in 2004. Cost of sales includes manufacturing-related expenses associated with the sale of VELCADE, as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP. The decrease in 2006 and the 2005 increase was primarily due to the one-time sale of existing INTEGRILIN inventory to SGP in 2005 on September 1, 2005.

Research and Development

Research and development expenses decreased 7% to $318.2 million in 2006 and 15% to $342.2 million in 2005 from $402.6 million in 2004. The decreases in both 2006 and 2005 were primarily a result of cost reductions associated with our 2005 strategy refinement and restructuring efforts combined with the decreased spending in our discovery organization. Research and development expenses in 2006 include stock-based compensation expense of approximately $23.3 million related to the adoption of SFAS 123R on January 1, 2006.

In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. In January 2006, as part of our portfolio review process, based on the evaluation of recent clinical data in the context of additional opportunities in the pipeline, we decided to discontinue development of MLN2704 as well as MLN1202 in rheumatoid arthritis. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our pipeline of drug candidates as of February 2007.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN518 is a small molecule inhibitor of the Receptor Tyrosine Kinase, or RTK, including FLT-3, PDGF-Rand c-KIT	Acute myeloid leukemia Glioma(1) Renal(1) Prostate(1)	phase I/phase II phase I planned for 2007 phase I /phase II phase I /phase II
MLN8054 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	phase I
MLN8237 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	preclinical
Inflammatory Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 receptor	Crohn’s disease Ulcerative colitis	preclinical with prior phase II data preclinical with prior phase II data
MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Atherosclerosis	phase IIa phase IIa-completed
MLN3897 is a small molecule CCR1 inhibitor(2)	Chronic inflammatory diseases such as rheumatoid arthritis	phase II
MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897(2)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN0415 is a small molecule inhibitor of IKKbeta	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN6095 is a small molecule CrTh2 receptor antagonist (2)	Inflammatory diseases	preclinical

(1)          Trials being conducted or planned to be conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

(2)          In development through our sanofi-aventis inflammatory disease collaboration.

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

Selling, General and Administrative

Selling, general and administrative expenses decreased 14% to $155.6 million in 2006 compared to 2005 and decreased eight percent to $180.6 million in 2005 from $196.6 million in 2004. The decrease in both 2006 and 2005 was primarily the result of reduced sales and marketing expenses associated with the transfer of the U.S. commercialization rights for INTEGRILIN to SGP as of September 1, 2005. Selling, general and administrative expenses in 2006 include stock-based compensation expense of approximately $18.9 million related to the adoption of SFAS 123R on January 1, 2006.

Restructuring

In October 2006, we announced a program to further align resources with our current corporate priorities of advancing VELCADE and accelerating the clinical pipeline by lowering investment in discovery and supporting areas. As part of our program, we are reducing in-house research and development technologies and headcount in areas where the work can now be outsourced effectively, and we also scaled back infrastructure supporting these activities.

During the fourth quarter of 2005, we announced a 2005 strategy refinement focused on advancing key growth assets, including VELCADE, our clinical and preclinical pipeline of oncology and inflammation molecules and our oncology-focused discovery organization. As part of our refined strategy, we took a series of steps, building on our restructured relationship with SGP, which together reduced research and development and selling, general and administrative expenses in 2006. We reduced the size of our company from approximately 1,500 employees at the end of 2004 to approximately 1,100 at the end of 2005, by managing attrition, eliminating INTEGRILIN sales and marketing positions, and reducing the number of positions in our inflammation discovery and business support groups.

In December 2002 and June 2003, we took steps as part of our 2003 restructuring plan to focus our resources on drug development and commercialization. Our restructuring plan included consolidation of research and development facilities, overall headcount reduction and streamlining of discovery and development projects.

During 2006, we recorded a total of $20.4 million of restructuring charges under all of our restructuring initiatives. We recorded restructuring charges of approximately $5.2 million under the 2006 restructuring program primarily related to employee termination benefits. Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by restructuring. We also recorded restructuring charges in 2006 of approximately $1.2 million under the 2005 restructuring plan, primarily related to the impairment charges for leasehold improvements that were abandoned at facilities, offset by a credit resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than we had originally estimated. We recorded restructuring charges of approximately $14.0 million in 2006 under the 2003 restructuring plan, primarily related to the lease termination payment for our vacated facility in Cambridge, England.

During 2005, we recorded a total of $77.1 million of restructuring charges for our 2005 and 2003 restructuring plans. We recorded restructuring charges of approximately $42.5 million under the 2005 restructuring plan, primarily related to the remaining rental obligation, net of sublease income, of vacated facilities, the impairment charges for leasehold improvements that were abandoned at such facilities and employee termination benefits for the employees affected by the transfer of the U.S. commercialization rights to INTEGRILIN to SGP, as well as the headcount reductions within inflammation discovery and business support groups. We recorded approximately $34.6 million of restructuring charges in 2005 under our 2003 restructuring plan. This charge included $30.6 million of additional facilities expense reflecting changes in our estimates of the length of time it would take to sublease certain vacated properties based upon our continuing review of current real estate market conditions.

We estimate that of the remaining restructuring liabilities under all restructuring initiatives at December 31, 2006, we will pay approximately $25.5 million in 2007 and $42.0 million thereafter through 2014.

We expect to record additional restructuring charges in 2007 of between $15.0 million to $25.0 million.  These charges relate to certain facilities that we decided to abandon in November 2006, but will not be vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years. In connection with the decision to abandon the facilities in 2007, we revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We recorded additional amortization expense of approximately $3.8 million in research and development expense related to our decision.

We are still evaluating the need or opportunity for further facilities consolidation associated with the 2006 restructuring initiative and the total future restructuring charges for facility consolidation are dependent upon the nature and timing of the final decisions we make. As we continue to evaluate strategic alternatives, including potential facilities consolidation in connection with our programs, significant restructuring charges could occur in future periods.

Amortization of Intangibles

Amortization of intangible assets of $34.0 million in 2006 was relatively unchanged from 2005 of $34.0 million and increased one percent from 2004 to 2005. Amortization in 2006, 2005 and 2004 primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

Investment income increased 6% to $31.0 million in 2006 compared to 2005 and increased 159% to $29.1 million in 2005 from $11.2 million in 2004. The increase in 2006 was primarily attributable to a higher average balance of invested funds combined with a $3.1 million gain recognized in December 2006 upon the settlement of the class action lawsuit of WorldCom, Inc. and an additional realized gain of approximately $2.9 million in October 2006 upon the final settlement and receipt of the escrowed portion of the TransForm Pharmaceuticals, Inc., or TransForm, sales proceeds. The increase in 2005 was primarily attributable to the realized gain of approximately $10.5 million recognized upon the sale of our cost method investment in TransForm combined with the lower realized losses recognized in 2005 as compared to 2004.

Interest Expense

Interest expense increased 6% to $11.1 million in 2006 from the 2005 expense of $10.4 million and decreased 2% in 2005 from the 2004 expense of $10.7 million. The increase in 2006 is primarily due to increased interest expense under our 2.25% notes combined with the amortization of deferred financing costs incurred in connection with the sale of our 2.25% notes.

Other income

We recorded other income of approximately $22.9 million in 2006 upon the receipt of $19.5 million in connection with the termination of the support agreement that we entered into in connection with a proposed acquisition of AnorMED, Inc. in October 2006 and the recognition of a deferred gain of $3.4 million in July 2006 from the sale of assets to GeneLogic, Inc. in 2004.

Gain on Sale of Equity Interest in Joint Venture

Through our acquisition of LeukoSite, we became a party to a joint venture partnership, Millennium and ILEX Partners, L.P., or M&I, for development of Campath® (alemtuzumab) humanized monoclonal antibody. We sold our equity interest in M&I and in consideration for the sale, during the first quarter of 2004, we recorded the final $40.0 million gain related to our sale of this equity interest based upon the achievement of predetermined 2004 sales targets of Campath. We will be entitled to additional payments from ILEX’s successor, Genzyme Corporation, if sales of Campath in the United States exceed specified annual thresholds. However, we currently do not expect that these thresholds will be achieved and, therefore, we are unlikely to receive future additional payments related to Campath.

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

In the future, we expect to continue to fund our cash requirements from some or all of these sources as well as from sales of other products, subject to receiving regulatory approval. We are entitled to additional committed research and development funding under some of our strategic alliances. We believe the key factors that could affect our internal and external sources of cash are:

•       revenues from sales of VELCADE, INTEGRILIN and other products and services for which we may obtain marketing approval in the future or which are sold by companies that may owe us royalty, milestone, distribution or other payments on account of such products;

•       the success of our clinical and preclinical development programs;

•       our ability to enter into additional strategic collaborations and to maintain existing collaborations as well as the success of such collaborations; and

•       the receptivity of the capital markets to financings by biopharmaceutical companies generally and to financings by our company specifically.

As of December 31, 2006, we had $894.3 million in cash, cash equivalents and marketable securities. This excludes $7.6 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of December 31, 2006, which primarily serve as collateral for letters of credit securing leased facilities.

Our significant capital resources and sources and uses of cash are as follows:

	December 31,
(in thousands)	2006	2005	2004
Cash, cash equivalents and marketable securities	$894,349	$645,588	$700,407
Working capital	790,135	576,501	660,751

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash provided by (used in):
Operating activities	$(19,185)	$(56,065)	$(173,755)
Investing activities	(38,152)	32,988	117,904
Financing activities	264,557	13,713	14,397
Capital expenditures (included in investing activities above)	(8,789)	(12,466)	(49,842)

Cash Flows

The principal use of cash in operating activities in both 2006 and 2005 was to fund our net loss. In December 2006, we achieved a $25.0 million milestone related to sales of VELCADE outside of the United States, which we collected in January 2007. In September 2005, we received approximately $85.5 million from SGP, consisting of the upfront license fee associated with the U.S. commercialization rights for INTEGRILIN, as well as payment for the one-time sale of existing INTEGRILIN raw materials and finished goods inventory. In January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

The principal use of cash in investing activities in 2006 was to invest in marketable securities, partially offset by the receipt of approximately $2.9 million in October 2006 upon the final settlement of the escrowed portion of the sale proceeds from TransForm. Investing activities provided cash of $33.0 million in 2005, primarily from the sales and maturities of marketable securities. In April 2005, we received proceeds of approximately $10.6 million upon the sale of our cost method investment in TransForm.

Financing activities provided cash of $264.6 million in 2006, primarily from the sale of our 2.25% notes in November 2006, and $13.7 million in 2005, primarily from the purchases of common stock by our employees. We used cash of approximately $5.9 million in 2006 to pay off our 4.5% convertible senior notes in accordance with the payment terms. We also used cash in financing activities to make principal payments on our capital leases in all periods presented.

We believe that our existing cash and cash equivalents and the anticipated cash payments from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

Our major outstanding contractual obligations relate to our facilities leases, convertible notes, and capital lease financings.

As of December 31, 2006, our convertible notes aggregated to $349.6 million in principal amount outstanding, of which $99.6 million is classified as short term and mature in January and March 2007. All three issues of notes require semi-annual interest payments through maturity. All required interest payments have been made to date. As of December 31, 2006, these notes consisted of:

•       $250.0 million of the 2.25% notes due November 15, 2011;

•       $83.3 million of principal of 5.5% convertible subordinated notes which were due and paid on January 15, 2007. These notes were convertible into Millennium common stock at any time prior to maturity at a price equal to $42.07 per share, or the 5.5% notes; and

•       $16.3 million of principal of 5.0% convertible subordinated notes due March 1, 2007, that are convertible into Millennium common stock at any time prior to maturity at a price equal to $34.21 per share, or the 5.0% notes.

In November 2006, we completed a sale of the 2.25% notes, which resulted in net proceeds of approximately $242.2 million. The notes bear interest at the rate of 2.25% per year on the principal amount accruing from November 15, 2006 and payable semiannually in arrears in cash on May 15 and November 15 of each year, beginning May 15, 2007. The 2.25% notes are convertible into our common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the notes, which is equal to an initial conversion price of approximately $15.47 per share, subject to adjustment. The 2.25% notes are convertible only in the following circumstances:

•       if the closing price of our common stock exceeds 120% of the conversion price within a specified period;

•       if specified distributions to holders of our common stock are made or specified corporate transactions occur;

•       if the average trading price per $1,000 principal amount of the 2.25% notes is less than 98% of the average conversion value of the 2.25% notes within a specified period, which we refer to as the parity trigger; or

•       during the last three months prior to maturity of the 2.25% notes.

Upon conversion, we have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock to satisfy our conversion obligation.

The parity trigger represents an embedded derivative that requires bifurcation and separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At issuance and as of December 31, 2006, we estimated that the value of the parity trigger was not material to our consolidated results of operations and financial position.

In January 2007, we repaid our 5.5% notes in full for approximately $83.3 million in accordance with the payment terms.

Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
(in thousands)	Total	Less than One Year	1-2 Years	3-4 Years	5 Years and Beyond
Long-term debt obligations, including interest payments	$378,170	$105,697	$11,599	$260,874	$—
Capital lease obligations, including rental and interest payments	290,808	16,155	34,098	34,366	206,189
Operating lease obligations	143,753	34,068	52,910	34,995	21,780
Long-term supply contracts	107,090	29,600	47,250	20,160	10,080
External collaborations	2,871	2,779	92	—	—
Total	$922,692	$188,299	$145,949	$350,395	$238,049

In addition to the amounts reflected in the table above, in the future we may owe royalties and other contingent payments to our collaborators, licensors and other parties based on the achievement of product sales and specified other objectives and milestones.

As of December 31, 2006, we had net operating loss carryforwards of approximately $1.4 billion to offset future federal taxable income, expiring in 2007 through 2026, and $0.4 billion to offset future state taxable income expiring in 2007 through 2011. We also have federal and net state tax credits of approximately $104.3 million to offset federal and state income taxes, both of which expire beginning in 2007.  Due to the degree of uncertainty related to the ultimate use of the operating loss carryforwards and tax credits, we have fully reserved these tax benefits.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments also are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $11.0 million decrease in the fair value of our investments as of December 31, 2006. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio as of December 31, 2006.

As of December 31, 2006, the fair value of our 2.25% notes, 5.0% notes and 5.5% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

We receive distribution fees from OBL based on worldwide sales of VELCADE outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily EURO. Movement in foreign currency exchange rates could cause royalty revenue to vary significantly in future periods.

As of December 31, 2006, we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Millennium Pharmaceuticals, Inc.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Millennium Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
February 23, 2007

Millennium Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$212,273	$5,029
Marketable securities	682,076	640,559
Accounts receivable, net of allowances of $521 in 2006 and $2,504 in 2005	94,516	64,338
Inventory	13,598	15,824
Prepaid expenses and other current assets	13,191	15,346
Total current assets	1,015,654	741,096
Property and equipment, net	153,349	183,059
Restricted cash	7,600	8,486
Other assets	27,900	16,716
Goodwill	1,213,910	1,210,926
Developed technology, net	271,876	305,337
Intangible assets, net	61,523	62,012
Total assets	$2,751,812	$2,527,632
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,301	$31,137
Accrued expenses	62,544	60,325
Current portion of restructuring	25,540	35,362
Current portion of deferred revenue	10,378	27,745
Current portion of capital lease obligations	1,185	4,136
Current portion of long term debt	99,571	5,890
Total current liabilities	225,519	164,595
Other long term liabilities	757	48
Restructuring, net of current portion	41,974	69,541
Deferred revenue, net of current portion	13,344	15,973
Capital lease obligations, net of current portion	75,041	76,226
Long term debt	250,000	99,571
Commitments and contingencies
Stockholders’ Equity:
Preferred stocks, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 500,000 shares authorized: 317,342 shares at December 31, 2006 and 311,121 shares at December 31, 2005 issued and outstanding	317	311
Additional paid-in capital	4,657,177	4,582,204
Deferred compensation	—	(4,219)
Accumulated other comprehensive loss	(1,326)	(9,580)
Accumulated deficit	(2,510,991)	(2,467,038)
Total stockholders’ equity	2,145,177	2,101,678
Total liabilities and stockholders’ equity	$2,751,812	$2,527,632

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Revenues:
Net product sales	$220,452	$192,073	$143,052
Co-promotion revenue	—	123,524	206,264
Revenue under strategic alliances	131,675	204,519	98,890
Royalties	134,703	38,192	—
Total revenues	486,830	558,308	448,206
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	45,445	141,327	70,286
Research and development	318,170	342,184	402,558
Selling, general and administrative	155,633	180,599	196,644
Restructuring	20,393	77,110	38,033
Amortization of intangibles	33,950	33,987	33,512
Total costs and expenses	573,591	775,207	741,033
Loss from operations	(86,761)	(216,899)	(292,827)
Other income (expense):
Investment income, net	30,973	29,083	11,221
Interest expense	(11,068)	(10,433)	(10,691)
Other income	22,903	—	—
Gain on sale of equity interest in joint venture	—	—	40,000
Net loss	$(43,953)	$(198,249)	$(252,297)
Amounts per common share:
Net loss per share, basic and diluted	$(0.14)	$(0.64)	$(0.83)
Weighted average shares, basic and diluted	313,724	308,284	304,830

Note 1: Upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments,” (“SFAS 123R”) on January 1, 2006, the Company began recording stock-based compensation expense in its consolidated statements of operations. No stock-based compensation expense was recognized under SFAS 123R in any prior period. See Note 10 to the consolidated financial statements for further discussion. Stock-based compensation expense is allocated in the consolidated statements of operations expense lines as follows:

	Year Ended December 31,
	2006	2005	2004
Research and development	$23,280	$—	$—
Selling, general and administrative	18,861	—	—
	$42,141	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(43,953)	$(198,249)	$(252,297)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66,427	76,318	93,387
Restructuring (reversals) charges, net	4,869	6,157	(316)
Restructuring related stock-based compensation expense	—	479	29
Amortization and write-off of deferred financing costs	632	451	481
Realized loss on securities, net	2,223	3,457	11,667
Realized gain on sale of investment in TransForm Pharmaceuticals	(2,898)	(10,465)	—
Realized gain on sale of assets to GeneLogic, Inc.	(3,403)	—	—
401K stock match	4,716	5,232	6,497
Stock-based compensation expense	42,141	565	178
Changes in operating assets and liabilities:
Accounts receivable	(30,178)	23,536	(28,849)
Inventory	2,226	81,352	13,015
Prepaid expenses and other current assets	(1,248)	2,405	4,923
Restricted cash and other assets	(3,976)	(8,113)	1,089
Accounts payable and accrued expenses	(37,476)	(673)	(12,377)
Advance from Schering-Plough	—	(49,250)	—
Deferred revenue	(19,996)	10,733	(11,182)
Other long-term liabilities	709	—	—
Net cash used in operating activities	(19,185)	(56,065)	(173,755)
Cash Flows from Investing Activities:
Investments in marketable securities	(391,683)	(386,887)	(398,737)
Proceeds from sales and maturities of marketable securities	355,540	426,750	567,287
Proceeds from the sale of investment in TransForm Pharmaceuticals	2,898	10,585	—
Proceeds from the sale of assets to GeneLogic, Inc.	3,403
Purchases of property and equipment	(8,789)	(12,466)	(49,842)
Other investing activities	479	(4,994)	(804)
Net cash provided by (used in) investing activities	(38,152)	32,988	117,904
Cash Flows from Financing Activities:
Issuance of convertible senior notes, net of issuance costs	242,239	—	—
Net proceeds from employee stock purchases	32,341	24,283	27,858
Repayment of principal of long-term debt obligations	(5,890)	—	—
Principal payments on capital leases	(4,133)	(10,570)	(13,461)
Net cash provided by financing activities	264,557	13,713	14,397
Increase (decrease) in cash and cash equivalents	207,220	(9,364)	(41,454)
Effects of exchange rate changes on cash and cash equivalents	24	(43)	43
Cash and cash equivalents, beginning of period	5,029	14,436	55,847
Cash and cash equivalents, end of period	$212,273	$5,029	$14,436
	—	—
Supplemental Cash Flow Information:
Cash paid for interest	$9,442	$10,233	$9,918
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of restricted stock under APB No. 25	$—	$4,784	—
Services due from the sale to Gene Logic, Inc.	—	—	4,500
Deferred gain on sale to Gene Logic, Inc.	—	—	3,500

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Statements of Stockholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders’
	shares	amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(in thousands, except shares)
Balance at December 31, 2003	302,290,853	$302	$4,513,143	$(271)	$4,844	$(2,016,492)	$2,501,526
Net loss	—	—	—	—	—	(252,297)	(252,297)
Unrealized loss on marketable securities	—	—	—	—	(10,246)	—	(10,246)
Foreign currency translation	—	—	—	—	(551)	—	(551)
Total comprehensive loss							(263,094)
Exercise of stock warrants	93,729	—	—	—	—	—	—
Employee stock purchases	3,549,158	4	27,854	—	—	—	27,858
Restructuring related stock-based compensation expense	—	—	29	—	—	—	29
Write-off of deferred stock-based compensation	—	—	(93)	93	—	—	—
Stock-based compensation earned	—	—	—	178	—	—	178
401K stock match	465,380	—	6,497	—	—	—	6,497
Balance at December 31, 2004	306,399,120	306	4,547,430	—	(5,953)	(2,268,789)	2,272,994
Net loss	—	—	—	—	—	(198,249)	(198,249)
Unrealized loss on marketable securities	—	—	—	—	(4,368)	—	(4,368)
Foreign currency translation	—	—	—	—	741	—	741
Total comprehensive loss	—	—	—	—	—	—	(201,876)
Employee stock purchases	3,662,719	4	24,280	—	—	—	24,284
Restructuring related stock-based compensation expense	—	—	479	—	—	—	479
Issuance of deferred stock-based compensation	480,000	1	4,783	(4,219)	—	—	565
401K stock match	579,036	—	5,232	—	—	—	5,232
Balance at December 31, 2005	311,120,875	311	4,582,204	(4,219)	(9,580)	(2,467,038)	2,101,678
Net loss	—	—	—	—	—	(43,953)	(43,953)
Unrealized gain on marketable securities	—	—	—	—	9,385	—	9,385
Foreign currency translation	—	—	—	—	(1,131)	—	(1,131)
Total comprehensive loss	—	—	—	—	—	—	(35,699)
Employee stock purchases	4,533,701	5	32,336	—	—	—	32,341
Issuance of restricted stock	1,391,730	1	(1)	—	—	—	—
Forfeiture of restricted stock	(172,630)	—	—	—	—	—	—
Write-off of deferred stock-based compensation upon adoption of SFAS 123R	—	—	(4,219)	4,219	—	—	—
Stock-based compensation expense	—	—	42,141	—	—	—	42,141
401K stock match	467,857	—	4,716	—	—	—	4,716
Balance at December 31, 2006	317,341,533	$317	$4,657,177	$—	$(1,326)	$(2,510,991)	$2,145,177

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006

1. The Company

Millennium Pharmaceuticals, Inc. (“Millennium” or the “Company”) is an innovation-driven, biopharmaceutical company focused on discovering, developing and commercializing medicines to change the lives of patients with cancer and inflammatory diseases. The Company currently markets VELCADE in the relapsed multiple myeloma and relapsed non-Hodgkin’s lymphoma settings. The Company also has a number of other potential therapeutic products in various stages of clinical and preclinical development in its therapeutic areas of disease focus.

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

Reclassifications

Certain prior year amounts within the consolidated statements of cash flows have been reclassified to conform to the current year presentation related to equity adjustments from foreign currency translation.

Certain prior year amounts included in accrued expenses of the consolidated balance sheets have been reclassified to accounts payable to conform to the current year presentation related to uninvoiced receipts in the normal course of business. This reclassification has no impact on previously reported net loss or current liabilities in any period presented.

Cash Equivalents, Marketable Securities and Other Investments

Cash equivalents principally consist of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities primarily consist of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. As a matter of policy, the Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to the statement of operations, based on the implied value from any recent

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other long-term assets at December 31, 2006 and December 31, 2005.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2006 and December 31, 2005 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded realized gains on marketable securities of $3.1 million, $0.1 million and $1.9 million, respectively, and realized losses on marketable securities and other investments of $5.3 million, $3.6 million and $13.6 million, respectively.

Realized gains on marketable securities for the year ended December 31, 2006 included a realized gain of  approximately $3.1 million related to the Company’s share of proceeds from a class action proceeding against WorldCom, Inc. The Company had previously recorded realized losses equal to the carrying value of its investment in WorldCom, Inc., as the decline in value was determined to be other-than-temporary at that time.

During the year ended December 31, 2005, the Company recorded a realized gain of approximately $10.5 million from the sale of its cost method investment in TransForm Pharmaceuticals, Inc. (“TransForm”). In October 2006, the Company recorded an additional realized gain of $2.9 million upon the final settlement and receipt of the escrowed portion of the sale proceeds. TransForm, a company specializing in the discovery of formulations and novel crystalline forms of drug molecules, was acquired by Johnson & Johnson in a cash-for-stock transaction that closed in April 2005.

Concentrations of Credit Risk

Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. Marketable securities consist of investment-grade corporate bonds, asset-backed and U.S. government agency securities. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. Accounts receivable includes trade receivables which result from product sales to a sole distributor and amounts due under strategic alliances. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

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

Revenues from Ortho Biotech Products, L.P. (“OBL”), a member of the Johnson & Johnson Family of Companies, accounted for approximately 22 percent, 10 percent and 17 percent of consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”), excluding co-promotion revenue, accounted for approximately 27 percent and 24 percent of consolidated revenues for the years ended December 31, 2006 and 2005, respectively.

There were no other significant customers under strategic alliances and royalties in 2006, 2005 and 2004.

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

The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has three approved manufacturers that provide eptifibatide, the active pharmaceutical ingredient (“API”) necessary to make INTEGRILIN, for both clinical trials and commercial supply. Solvay, S.A. (“Solvay”), one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of the API. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. In June 2006, the Company received FDA approval of its own alternative process technology utilized by the third manufacturer for the production of eptifibatide for approval in the United States and is currently seeking approval in Europe and other countries, as required. As of July 1, 2006, SGP began to purchase the majority of its API directly from the manufacturer. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and a new packaging supplier for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company’s marketed products.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

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

Inventory

Inventory consists of currently marketed products, including VELCADE and INTEGRILIN. Inventories are stated at the lower of cost (first in, first out) or market. Inventories are reviewed periodically for slow-moving or obsolete status based on sales activity, both projected and historical.

VELCADE inventories primarily relate to raw materials used in production, work in process and finished goods inventory on hand. INTEGRILIN inventories include raw materials used in production and work in process to supply GSK and limited amounts of work in process to supply SGP.

Inventory consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Raw materials	$9,736	$7,632
Work in process	3,458	7,370
Finished goods	404	822
	$13,598	$15,824

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

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

Goodwill and Intangible Assets

Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Intangible assets consist of the following (in thousands):

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(163,124)	$435,000	$(129,663)
Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,537)	17,060	(14,048)
Total amortizable intangible assets, excluding developed technology	35,772	(33,249)	35,772	(32,760)
Total indefinite-lived trademark	59,000	—	59,000	—
Total intangible assets	$94,772	$(33,249)	$94,772	$(32,760)

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

Amortization expense was approximately $34.0 million, $34.0 million and $33.5 million in the years ended December 31, 2006, 2005, and 2004, respectively. During the year ended December 31, 2005, the Company retired intangible assets of approximately $3.0 million that had been fully amortized.

The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company tests for goodwill impairment annually, on October 1, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

On October 1, 2006, the Company performed its annual impairment test of goodwill and its indefinite-lived trademark and determined that no impairment existed on that date. The Company continually monitors business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

Goodwill as of December 31, 2006 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from acquisitions. Accordingly, goodwill increased by $3.0 million and $2.6 million for the years ended December 31, 2006 and 2005, respectively.

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

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

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

•       royalties, or distribution fees, earned on international sales of VELCADE, as provided by OBL;

•       royalties earned on sales of INTEGRILIN in Europe, as provided by GSK; and

•       other royalties.

Advertising and Promotional Expenses

Advertising and promotional expenses are expensed as incurred. During the years ended December 31, 2006, 2005 and 2004, advertising and promotional expenses were $23.2 million, $35.8 million and $43.4 million, respectively. Amounts recorded in 2005 and 2004 include advertising and promotional expenses related to INTEGRILIN.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

Other Income

In July 2006, the Company recognized a deferred gain of $3.4 million upon receipt of proceeds from the sale of assets to Gene Logic, Inc., which was included in other income for the year ended December 31, 2006.

In September 2006, the Company entered into a support agreement to acquire the outstanding stock of AnorMED, Inc. Subsequent to executing the support agreement, AnorMED received a more favorable acquisition offer from Genzyme Corporation and terminated the initial support agreement with the Company. As a result of the termination of the support agreement, the Company received a $19.5 million termination fee from AnorMED in October 2006, which was included in other income for the year ended December 31, 2006. Transaction costs associated with the attempted acquisition of approximately $5.5 million are included in selling, general and administrative expenses.

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

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Options and warrants to purchase shares of common stock and unvested restricted shares that were not included in the calculation of diluted shares because the effect of including the options, warrants and unvested restricted shares would have been anti-dilutive were 1.9 million, 2.8 million and 6.3 million at December 31, 2006, 2005 and 2004, respectively.

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

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

Comprehensive Loss

Comprehensive loss comprises net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive loss as of December 31, 2006 and 2005 included unrealized losses of $0.4 million and $9.7 million, respectively, on marketable securities and $0.9 million and $(0.1) million, respectively, of cumulative foreign currency translation adjustments. Comprehensive loss is reflected in the consolidated statements of stockholders’ equity.

Stock-Based Compensation Expense

As discussed more fully in Note 10, the Company adopted SFAS 123R effective January 1, 2006 under the modified-prospective method of adoption. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.

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

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

SFAS 123 and 123R require the presentation of pro forma information for periods prior to adoption as if the Company had accounted for all stock-based employee compensation expense under the fair value method of those statements. For purposes of this pro forma disclosure, the estimated fair value of the stock options at the date of the grant is amortized to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The Company accounted for forfeitures as they occurred. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions to stock-based employee compensation expense (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss	$(198,249)	$(252,297)
Add: Stock-based compensation as reported in the Statement of Operations	1,044	207
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(48,629)	(72,323)
Pro forma net loss	$(245,834)	$(324,413)
Amounts per common share:
Basic and diluted—as reported	$(0.64)	$(0.83)
Basic and diluted—pro forma	$(0.80)	$(1.06)

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

3. Restructuring

2006 Resource Alignment

In October 2006, the Company announced a program to further align resources with its current corporate priorities of advancing VELCADE and accelerating the clinical and preclinical pipeline by lowering investment in discovery and supporting areas. As part of its program, the Company is reducing in-house research and development technologies and headcount in areas where the work can now be outsourced.

The Company recorded restructuring charges of approximately $5.2 million during the year ended December 31, 2006, under the 2006 restructuring program, primarily related to employee termination benefits as a result of headcount reductions.

These costs are included in restructuring in the statements of operations and in current and long-term liabilities on the balance sheet at December 31, 2006. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2005	Charges	Payments	Balance at December 31, 2006
Termination benefits	$—	$5,155	$(1,553)	$3,602

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

The Company recorded restructuring charges of approximately $1.2 million during the year ended December 31, 2006 under the 2005 restructuring plan, primarily for additional facility-related costs associated with vacated buildings, changes in sublease assumptions of certain vacated buildings, and employee termination benefits as a result of the headcount reductions within inflammation discovery and business support groups, partially offset by a credit resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than the Company had originally estimated. “Other” in the table below includes the write-off of deferred rent recorded in accordance with SFAS No. 13, “Accounting for Leases,” upon vacating the facilities.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

These costs are included in restructuring in the statements of operations and in current and long-term liabilities on the balance sheet at December 31, 2006. The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2005	Charges	Payments	Asset Impairment	Other	Balance at December 31, 2006
Termination benefits	$4,367	$280	$(4,514)	$—	$—	$133
Facilities	24,812	(3,997)	(7,240)	—	252	13,827
Asset impairment	—	4,869	—	(4,869)	—	—
Contract termination	37	37	(74)	—	—	—
Other associated costs	16	47	(39)	—	—	24
Total	$29,232	$1,236	$(11,867)	$(4,869)	$252	$13,984

	Balance at December 31, 2004	Charges	Payments	Asset Impairment	Stock-based Compensation	Other	Balance at December 31, 2005
Termination benefits	$—	$7,744	$(2,753)	$—	$(479)	$(145)	$4,367
Facilities	—	26,968	(1,923)	—	—	(233)	24,812
Asset impairment	—	6,698	—	(6,698)	—	—	—
Contract termination	—	1,059	(401)	—	—	(621)	37
Other associated costs	—	46	(30)	—	—	—	16
Total	$—	$42,515	$(5,107)	$(6,698)	$(479)	$(999)	$29,232

2003 Restructuring Plan

In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities.

During the year ended December 31, 2006, the Company recorded restructuring charges under the Company’s 2003 restructuring plan of approximately $14.0 million primarily related to the lease termination payment from its vacated facility in the Cambridge, England. During the year ended December 31, 2005, the Company recorded an additional $34.6 million of restructuring expense reflecting changes in the Company’s estimates of the length of time it would take to sublease certain facilities vacated under the 2003 restructuring plan based upon a review of real estate market conditions.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2005	Charges	Payments	Balance at December 31, 2006
Termination benefits	$—	$—	$—	$—
Facilities	75,671	13,995	(39,738)	49,928
Other associated costs	—	7	(7)	—
Total	$75,671	$14,002	$(39,745)	$49,928

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

	Balance at December 31, 2004	Charges	Payments	Other	Balance at December 31, 2005
Termination benefits	$728	$—	$(485)	$(243)	$—
Facilities	67,956	35,781	(28,066)	—	75,671
Asset impairment	—	(1,000)	—	1,000	—
Contract termination	5,352	(189)	(5,163)	—	—
Other associated costs	—	3	(3)	—	—
Total	$74,036	$34,595	$(33,717)	$757	$75,671

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

In accordance with SFAS No. 146, the Company’s facilities related expenses and liabilities in all  restructuring plans include estimates of the remaining rental obligations, net of estimated sublease income, for facilities the Company no longer occupies. The Company validates its estimates and assumptions with independent third parties having relevant expertise in the real estate market. The Company reviews its estimates and assumptions on a regular basis, until the outcome is finalized, and makes whatever modifications are necessary, based on the Company’s best judgment, to reflect any changed circumstances.

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

The projected timing of payments of the remaining restructuring liabilities under all of the Company’s restructuring initiatives at December 31, 2006 is approximately $25.5 million in 2007 and $42.0 million thereafter through 2014. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring. The Company expects to record additional restructuring charges of between $15.0 to $25.0 million in 2007. These charges relate to certain facilities that the Company decided to abandon in November 2006, but will not be vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years. In connection with the decision to abandon the facilities in 2007, the Company revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company recorded additional amortization expense of approximately $3.8 million in research and development expense related to its decision.

The Company continues to evaluate its strategic alternatives, including facility consolidation, and as a result, significant additional restructuring charges could occur in future periods.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

4. Revenue and Strategic Alliances

The Company has entered into research, development, technology transfer and commercialization arrangements with major pharmaceutical and biotechnology companies relating to a broad range of therapeutic products. These alliances provide the Company with the opportunity to receive various combinations of license fees, research funding, distribution fees and may provide additional payments contingent upon its achievement of research and regulatory milestones and royalties and/or profit shares if the Company’s collaborations are successful in developing and commercializing products.

Product Alliances

INTEGRILIN

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

In June 2004, the Company reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorization for the European Union from SGP to GSK was completed and GSK began selling INTEGRILIN in the countries of the European Union. Under the terms of the agreement, the Company is entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of specified objectives. During the years ended December 31, 2006 and 2005, the Company recognized approximately $2.9 million and $21.7 million, respectively, of strategic alliance revenue, excluding manufacturing-related cost reimbursements, from GSK.

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

As of September 1, 2005, the Company no longer records co-promotion revenue. The Company now records royalties on sales of INTEGRILIN in the United States and other territories, as earned on a quarterly basis over the life of the INTEGRILIN product. In 2007, minimum royalties are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007.

Upon closing the amended collaboration agreement with SGP, the Company recognized strategic alliance revenue of approximately $71.4 million in the third quarter of 2005 relating to the Company’s sale to SGP of the existing raw materials and finished goods INTEGRILIN inventory. SGP assumed development obligations relating to the product. The Company continues to manage the supply chain for

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

INTEGRILIN at the expense of SGP for products sold in the United States and other areas outside of the European Union.

VELCADE

On June 30, 2003, the Company entered into an agreement with OBL, a member of the Johnson & Johnson Family Of Companies, to collaborate on the commercialization and with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, to continue clinical development of VELCADE. Under the terms of the agreement, the Company retains all commercialization rights to VELCADE in the United States. OBL and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. The Company is entitled to royalties in the form of distribution fees from OBL and its affiliate on sales of VELCADE outside of the United States. The Company also retains an option to co-promote VELCADE with OBL at a future date in specified European countries.

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

The Company may receive payments for achieving clinical development milestones, for achieving regulatory milestones outside of the United States and for achieving agreed-upon sales levels of VELCADE. The Company may also receive additional payments for achieving specified clinical and regulatory approval milestones outside of the United States for additional solid and hematological cancers and for achieving sales milestones outside of the United States. During the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $48.0 million, $22.0 million and $54.0 million, respectively, of milestone payments as revenue under this alliance.

In October 2006, the Company and Ortho Biotech Inc. (“OBI”) announced a two-year agreement to jointly promote VELCADE in the U.S. Under the terms of the agreement, in the first quarter of 2007, OBI and the Company began jointly promoting VELCADE to U.S.-based physicians. The Company will pay a proportion of the VELCADE-related costs for the OBI sales force, and OBI will be entitled to receive a commission should sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees. The Company will continue to be responsible for manufacturing and distribution of VELCADE in the U.S. The Company believes this collaboration, with the well-established OBI oncology sales force, will help realize the full potential of the product. The current agreement between the Company and OBL for the promotion of VELCADE outside the U.S. remains unchanged.

Campath

On December 31, 2001, ILEX Oncology acquired the Company’s equity interest in M&I which owns the Campath product in exchange for $20.0 million plus additional consideration contingent upon future sales of Campath. The Company earned $40.0 million of such consideration in 2004. In addition, the Company may be entitled to additional payments from ILEX Oncology based on future U.S. sales of Campath. However, the Company currently does not expect that these thresholds will be achieved and therefore, believes it is unlikely to receive future additional payments related to Campath.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

5. Marketable Securities

The following is a summary of available-for-sale securities (in thousands):

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$15,420	$—	$(181)	$15,239
Due in one to three years	537,055	426	(3,719)	533,762
Asset-backed securities
Due in one to five years	65,385	152	(206)	65,331
Due in six to ten years	3,441	5	(52)	3,394
Due after ten years	15,435	37	(99)	15,373
U.S. government agency securities
Due in one year or less	2,275	—	(11)	2,264
Due in one to three years	43,422	48	(257)	43,213
Equity securities	—	3,500	—	3,500
	$682,433	$4,168	$(4,525)	$682,076

	December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$30,525	$—	$(582)	$29,943
Due in one to three years	510,334	41	(7,607)	502,768
Asset-backed securities
Due in one to five years	50,193	9	(563)	49,639
Due in six to ten years	5,073	—	(73)	5,000
Due after ten years	10,943	1	(160)	10,784
U.S. government agency securities
Due in one year or less	2,807	—	(48)	2,759
Due in one to three years	40,426	—	(760)	39,666
	$650,301	$51	$(9,793)	$640,559

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

The following is a summary of the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$257,089	$(1,209)	$186,924	$(2,691)	$444,013	$(3,900)
Asset-backed securities	26,338	(74)	22,617	(283)	48,955	(357)
U.S. government agency securities	27,635	(134)	10,883	(134)	38,518	(268)
Total	$311,062	$(1,417)	$220,424	$(3,108)	$531,486	$(4,525)

The unrealized losses on investments in corporate bonds and asset-backed securities at December 31, 2006 were generated from 318 and 106 securities, respectively. The majority of the securities in a loss position greater than one year have been in an unrealized loss position for a period of two to three years. The unrealized losses were caused by interest rate increases, and not credit quality issues. To determine whether an other-than-temporary impairment exists, the Company considered whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Since the decline in market value is attributable to changes in interest rates and the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The unrealized losses at December 31, 2006 on investments in United States government agency securities at December 31, 2006 were primarily caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost of the investment. Because the company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

6. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2006	2005
Equipment	$164,463	$181,329
Capitalized software	39,192	45,572
Leasehold improvements	231,730	254,893
Construction in progress	1,621	2,254
	437,006	484,048
Less accumulated depreciation and amortization	(283,657)	(300,989)
	$153,349	$183,059

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

Depreciation expense, which includes amortization of assets recorded under capital leases, was $31.9 million, $42.3 million and $59.9 million, in 2006, 2005 and 2004, respectively. During the years ended December 31, 2006 and December 31, 2005, the Company retired certain fixed assets that had been fully amortized.

7. Accrued expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2006	2005
Payroll and benefits	$24,895	$21,629
Clinical and preclinical development	10,933	9,875
Manufacturing	4,330	4,036
Other expenses	22,386	24,785
	$62,544	$60,325

8. Commitments

Lease Commitments

The Company leases some of its laboratory and office space under operating lease agreements with various terms and renewal options, including major facilities with lease expirations ranging from 2007 through 2023. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

On August 4, 2000, the Company entered into lease agreements, relating to two buildings for laboratory and office space in Cambridge, MA. The rent obligation for the first of these buildings began in July 2002 and the rent obligation on the second building began in July 2003. The Company was responsible for a portion of the construction costs for both buildings and was deemed to be the owner during the construction period of each building under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” In July 2002 and July 2003, upon completion of the construction period of the buildings, respectively, the Company recorded the leases as capital leases. Payments under these capital leases comprise principal, interest and rent expense.

At December 31, 2006, the Company has pledged $6.9 million of marketable securities, included in restricted cash, primarily as collateral for letters of credit for specified leased facilities.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

At December 31, 2006, future minimum commitments under leases with noncancelable terms, including leases for facilities that the Company no longer occupies as part of its restructuring plan, of more than one year are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Subleases
Year:
2007	$16,155	$34,068	$(8,479)
2008	16,915	31,604	(8,774)
2009	17,183	21,306	(8,051)
2010	17,183	20,427	(7,658)
2011	17,183	14,568	(5,590)
Thereafter	206,189	21,780	(9,147)
Total	290,808	$143,753	$(47,699)
Less amount representing additional rental payments	(180,111)
Less amount representing interest	(34,471)
Present value of minimum lease payments	76,226
Less current portion of capital lease obligations	(1,185)
Capital lease obligations, net of current portion	$75,041

Total rent expense, which includes rent for buildings and equipment, was $31.4 million, $37.4 million and $46.2 million in 2006, 2005 and 2004, respectively.

Long-Term Supply Contracts

The Company relies on third party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE and INTEGRILIN for both commercial purposes and for ongoing clinical trials. The Company has entered into long-term supply contracts with certain of these manufacturers. Total future fixed commitments under these long-term arrangements approximate $29.6 million in 2007, $24.2 million in 2008, $23.0 million in 2009 and $30.2 million thereafter.

External Collaborations

The Company funds research efforts of its strategic alliance and various academic collaborators in connection with its research and development programs. Total future fixed commitments under these agreements approximate $2.8 million in 2007 and $0.1 million thereafter.

9. Convertible Debt

The Company had the following convertible notes outstanding at December 31, 2006 and 2005:

	2006	2005
2.25% convertible notes due November 15, 2011	$250,000	$—
5.5% convertible notes due January 15, 2007	83,325	83,325
5.0% convertible notes due March 1, 2007	16,246	16,246
4.5% convertible notes due June 15, 2006	—	5,890
Total	$349,571	$105,461

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

The 5.5% convertible subordinated notes due and paid January 15, 2007 were convertible into the Company’s common stock at any time prior to maturity at a price equal to $42.07 per share (the “5.5% notes”). The $16.2 million of principal of 5.0% convertible subordinated notes due March 1, 2007 are convertible into the Company’s common stock at any time prior to maturity at a price equal to $34.21 per share (the “5.0% notes”). The $250.0 million of principal of 2.25% convertible senior notes due November 15, 2011 are convertible into the Company’s common stock at a price equal to $15.47 per share (the “2.25% notes”).

Under the terms of these notes, the Company is required to make semi-annual interest payments on the outstanding principal balance of the 5.5% notes on January 15 and July 15 of each year, of the 5.0% notes on March 1 and September 1 of each year and of the 2.25% notes on May 15 and November 15 of each year. All required interest payments to date have been made.

In November 2006, the Company completed the sale of $250.0 million of the 2.25% notes, which resulted in net proceeds of approximately $242.2 million. The 2.25% notes are convertible into the Company’s common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the 2.25% notes, which is equal to an initial conversion price of approximately $15.47 per share of stock, subject to adjustment. The 2.25% notes are convertible only in the following circumstances: (1) if the closing price of the common stock exceeds 120% of the conversion price within a specified period, (2) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (3) if the average trading price per $1,000 principal amount is less than 98% of the average conversion of the notes within a specified period (the “parity trigger”) or (4) during the last three months prior to the maturity date of the notes, unless previously repurchased by the Company under certain circumstances. The 2.25% notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

The parity trigger represents an embedded derivative that requires bifurcation and separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At issuance and as of December 31, 2006, the Company estimated that the value of the parity trigger was not material to its consolidated results of operations and its financial position.

In connection with the sale of the 2.25% notes, the Company paid approximately $7.8 million in financing costs, which have been deferred and are included in other assets. These deferred financing costs are being amortized to interest expense over the life of the debt. The Company recognized $0.2 million of interest expense during the year ended December 31, 2006.

In accordance with the payment terms, the Company repaid the entire $5.9 million principal balance on its 4.5% convertible senior notes due on June 15, 2006 that were convertible at a price equal to $40.61 per share. As noted above, in January 2007, the Company repaid its 5.5% notes in full for approximately $83.3 million in accordance with the payment terms.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

10. Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 authorized shares of preferred stock, $0.001 par value, issuable in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Common Stock

At December 31, 2006, the Company had 500,000,000 authorized shares of common stock, $0.001 par value, with 317,341,533 shares issued and outstanding.

Common Stock Warrants

At December 31, 2006, the Company had outstanding exercisable warrants to purchase 429,600 shares of common stock with a weighted-average exercise price of $9.44 per share, which expire in 2007.

Stock Option Plans

As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, options have a contractual term of ten years and vest monthly over a four-year period from grant date, although certain options have been, and may in the future, be granted with shorter vesting periods. Certain of the Company’s option plans provide for full vesting of options issued under the plans to optionholders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after a change of control. Options granted to consultants and other nonemployees generally vest over the period of service to the Company. Awards of restricted stock are granted to officers and certain employees and generally fully vest four years from the grant date, although certain awards have been, and may in the future, be granted with shorter vesting periods. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Restricted stock awards are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The Company provides newly issued shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company’s employee stock purchase plans.

As a result of the adoption of SFAS 123R, the Company’s net loss for the year ended December 31, 2006 was $34.8 million, or $0.11 per share, greater than if it had continued to account for shared-based compensation related to stock options and the Company’s employee stock purchase plan under APB 25.

In connection with the adoption of SFAS 123R, the Company reassessed its valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. In the fourth quarter of 2005, the Company considered

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other factors such as its stage of development, the length of time the Company has been public and the impact of having a marketed product, the Company concluded that a blended volatility rate based upon the most recent three-year and four-year periods of historical performance, as well as the implied volatilities of currently traded options, better reflects the expected volatility of its stock going forward. The Company uses historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. Upon adoption of SFAS 123R, the Company validated its estimates and assumptions with an independent third party having the relevant expertise in valuation methodologies. The Company updates these assumptions on a quarterly basis to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options			Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected life (years)	3.7	4.8	5.5	0.5	0.5	0.5
Risk-free interest rate	4.76%	4.03%	2.38%	4.49%	3.13%	2.39%
Volatility	45%	60%	70%	49%	60%	73%

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

SFAS 123R requires the application of an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

The Company has various stock options plans available for the granting of stock-based awards. The Company’s 1993 Incentive Stock Plan (the “1993 Plan”), 1996 Equity Incentive Plan (the “1996 Plan”), and 1997 Equity Incentive Plan (the “1997 Plan”), allow for the granting of incentive and nonstatutory stock options or purchase common stock. The 1993, 1996, and 1997 Plans allow for the granting of up to 21,680,000, 22,400,000, and 16,000,000 options, respectively. At December 31, 2006, a total of 79,435 shares of common stock have been reserved for exercise of options outstanding under the 1993 Plan and 7,019,981 and 5,139,599 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 1996 and 1997 Plans, respectively. No options are available for future grant under the 1993 Plan. The Company’s 2000 Incentive Stock Plan (the “2000 Plan”) allows for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights of up to 45,607,706 shares of common stock. At December 31, 2006, a total of 38,925,919 shares of common stock have been reserved for the exercise of options outstanding and are available for future grant under the 2000 Plan.

In connection with acquisitions prior to 2004, the Company assumed certain stock options plans of its acquired companies. The Plans, as assumed, allowed for the granting of incentive and nonstatutory options to purchase up to 14,595,425 shares of Millennium common stock. At December 31, 2006, a total of

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

624,512 shares of common stock have been reserved for the exercise of options outstanding under these assumed Plans. At December 31, 2006, a total of 3,442,732 shares are available for future grant under these plans.

Under the 1996 Employee Stock Purchase Plan (the “1996 Stock Purchase Plan”), eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee’s compensation or $25,000 in any calendar year. The offering periods begin on May 1 and November 1 of each year. At December 31, 2006, subscriptions were outstanding for an estimated 70,532 shares at $9.78 per share.

The following table presents the combined option activity of the Company’s stock plans for the year ended December 31, 2006:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	34,949,289	$ 16.56
Granted	3,776,790	10.24
Exercised	(3,987,900)	7.04
Forfeited or expired	(7,733,216)	19.69
Outstanding at December 31, 2006	27,004,963	$ 16.19	5.76	$ 28,244
Vested or expected to vest at December 31, 2006	26,002,784	$ 16.42	5.65	$ 27,216
Exercisable at December 31, 2006	19,067,943	$ 18.62	4.83	$ 17,976

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $3.93, $4.56 and $8.39, respectively.

The intrinsic value of options exercised during 2006, 2005 and 2004 was $13.5 million, $9.4 million and $27.9 million, respectively.

As of December 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $15.6 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

A summary of the status of nonvested shares of restricted stock as of December 31, 2006, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	480,000	$ 9.97
Granted	1,391,730	10.44
Vested	(40,000)	9.80
Forfeited	(172,630)	10.50
Nonvested at December 31, 2006	1,659,100	$ 10.31

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

The total fair value of shares of restricted stock vested during the period ended December 31, 2006 was approximately $0.4 million. No shares of restricted stock vested in 2005 or 2004.

As of December 31, 2006, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to approximately $7.6 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and three quarter years.

11. Income Taxes

The difference between the Company’s expected tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 35% to (loss) before provision for income taxes, and actual tax is reconciled in the following chart (in thousands):

	2006	2005	2004
Loss before provision for income taxes	$ (43,953)	$ (198,249)	$ (252,297)
Expected tax benefit at 35%	$ (15,384)	$ (69,387)	$ (88,304)
Change in valuation allowance for deferred tax assets allocated to tax expense	13,236	68,694	85,947
Stock compensation	1,324	—	—
Other permanent items	824	693	2,357
Income tax provision	$ —	$ —	$ —

At December 31, 2006, the Company had unused net operating loss carryforwards of approximately $1.4 billion available to reduce federal taxable income, expiring in 2007 through 2026, and $0.4 billion available to reduce state taxable income, expiring in 2007 through 2011. The Company also has federal and net state tax credits of approximately $104.3 million available to offset federal and state income taxes, both of which expire beginning in 2007. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits.

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows (in thousands):

	2006	2005
Net operating loss carryforwards	$ 276,830	$ 512,534
Tax credit carryforwards	104,291	99,038
Capitalized research costs	388,219	376,664
Property and other intangible assets	65,898	72,122
Deferred revenue	7,769	11,508
Stock compensation	14,216	565
Accrued restructuring	27,005	41,963
Unrealized loss on marketable securities	143	3,891
Other	13,625	16,155
Total deferred tax assets	897,996	1,134,440
Valuation allowance	(765,646)	(988,705)
Total deferred tax assets	132,350	145,735
Deferred tax liabilities:
Intangible assets	(132,350)	(145,735)
Net deferred tax asset	$ —	$ —

The valuation allowance decreased by $223.1 million during 2006 due primarily to the Company’s election, as more fully described below, to derecognize approximately $231.2 million of deferred tax assets and related valuation allowance in connection with its adoption of SFAS 123R. This reduction was offset by an increase of approximately $8.1 million in temporary items arising from changes in timing differences of costs for financial accounting and tax purposes, especially for capitalized research costs, stock compensation, accrued restructuring and amortized intangible assets. Net operating loss carryforwards decreased as the amount of losses expiring during the year exceeded current net operating losses from operations.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 would be allocated as follows (in thousands):

Reported in the statement of operations	$ 750,619
Reported as a decrease to goodwill	14,884
Reported in additional paid-in capital	143
Total valuation allowance	$ 765,646

As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006 for stock-based compensation plans. Generally, tax return deductions are allowable on such arrangements, but, may arise in different amounts and periods from compensation costs recognized on financial statements. Pursuant to SFAS 123R, if the tax return deduction for an award exceeds the cumulative compensation cost recognized on the financial statements, any excess tax benefit shall be recognized as additional paid-in capital when the deduction reduces taxes payable. Prior to adoption, the Company recognized deferred tax assets, along with an offsetting valuation allowance, for net operating loss carryforwards that included deductions for

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

excess tax benefits from stock-based compensation. On adoption, the Company has chosen to derecognize the deferred tax asset for these excess tax deductions in the net operating loss carryforwards, along with the offsetting valuation allowance. The net tax amount of the unrealized excess tax benefits as of December 31, 2006, no longer included and disclosed as a deferred tax asset, is approximately $232.4 million.

12. Related Party Transactions

In November 2003, the Company sold specified assets, including intellectual property to Portola Pharmaceuticals, Inc. (“Portola”), a company founded and owned in part by a member of Millennium’s board of directors. In exchange for these assets, the Company received Portola Series A preferred convertible stock, representing less than a 5% ownership in Portola. The investment in Portola is accounted for using the cost method and is included in other long-term assets on the balance sheet at December 31, 2006 and 2005, respectively. In addition, commencing in June 2004, Portola sub-leased specified research facilities of the Company in South San Francisco, CA. In August 2004, the Company entered into an additional transaction with Portola to license to Portola the Company’s Factor Xa inhibitor program in return for milestone and royalty payments upon achievement of certain events. In December 2005, the Company entered into a transaction with Portola to license to Portola the Company’s Aggregometer system in exchange for cash and Portola Series B preferred stock, which combined with the previous stock issued, maintains the Company’s ownership in Portola at less than 5%.

13. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$ 53,373	$ 58,786	$ 53,161	$ 55,132
Revenue under strategic alliances	38,629	27,165	17,196	48,685
Royalties	30,473	34,172	33,737	36,321
Total revenues	122,475	120,123	104,094	140,138
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	15,828	14,102	6,730	8,785
Research and development	82,598	79,309	73,436	82,827
Selling, general and administrative	35,465	37,391	34,365	48,412
Restructuring	2,831	1,554	1,352	14,656
Amortization of intangibles	8,487	8,487	8,488	8,488
Total costs and expenses	145,209	140,843	124,371	163,168
Loss from operations	(22,734)	(20,720)	(20,277)	(23,030)
Other income, net	1,893	3,053	6,560	31,302
Net (loss)/income	$ (20,841)	$ (17,667)	$ (13,717)	$ 8,272
Amounts per common share:
Net (loss)/income per share, basic and diluted	$ (0.07)	$ (0.06)	$ (0.04)	$ 0.03
Weighted-average shares, basic	311,823	313,321	314,228	315,481
Weighted-average shares, diluted	311,823	313,321	314,228	318,468

Millennium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements December 31, 2006 (Continued)

	First Quarter Ended March 31, 2005	Second Quarter Ended June 30, 2005	Third Quarter Ended September 30, 2005	Fourth Quarter Ended December 31, 2005
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$44,795	$43,892	$50,942	$52,444
Co-promotion revenue	42,826	47,661	33,037	—
Revenue under strategic alliances	36,090	19,092	105,186	44,151
Royalties	—	—	12,514	25,678
Total revenues	123,711	110,645	201,679	122,273
Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	14,581	16,680	89,020	21,046
Research and development	86,154	86,939	80,632	88,459
Selling, general and administrative	51,637	52,060	40,623	36,279
Restructuring	1,107	2,999	58,791	14,213
Amortization of intangibles	8,500	8,500	8,500	8,487
Total costs and expenses	161,979	167,178	277,566	168,484
Loss from operations	(38,268)	(56,533)	(75,887)	(46,211)
Other income, net	1,854	12,422	2,082	2,292
Net loss	$(36,414)	$(44,111)	$(73,805)	$(43,919)
Amounts per common share:
Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.24)	$(0.14)
Weighted-average shares, basic and diluted	306,590	307,570	308,848	310,096

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

1.   Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Millennium Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Millennium Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Millennium Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Millennium Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Millennium Pharmaceuticals, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts February 23, 2007

c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

There is no information required to be disclosed by us in a report on Form 8-K during the last quarter of the year ended December 31, 2006 that was not reported.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled “Our Executive Officers” in Part I of this annual report contains information about our executive officers.

We provide information in response to this item in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on May 10, 2007 as follows:

•       Information about our directors will appear in the section entitled “Election of Directors.”

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

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees, known as the Core Values Handbook. The Core Values Handbook is available on our website at http://www.millennium.com/investors in the corporate governance section. We intend to post on our website all disclosures that are required by law or NASDAQ Global Market listing standards concerning any amendments to, or waivers from, our code of business conduct and ethics. Stockholders may request a free copy of the Core Values Handbook by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts 02139.

Item 11.                 EXECUTIVE COMPENSATION

We provide information about our executive compensation in the sections entitled “Director Compensation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” and “Compensation and Talent Committee Report on Executive Compensation” in the proxy statement we file with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on May 10, 2007. We incorporate herein by reference the information contained in those sections of our proxy statement.

The Compensation and Talent Committee Report on Executive Compensation contained in the proxy statement for our 2007 Annual Meeting of Stockholders shall be deemed furnished in this annual report and shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into such filing.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

We provide information about security ownership of certain beneficial owners and management required by this item in the section entitled “Ownership of Our Common Stock” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on May 10, 2007. We incorporate herein by reference the information contained in that section of our proxy statement.

Equity Compensation Plan Information

We provide information about security ownership of certain beneficial owners and management required by this item in the section entitled “Equity Compensation Plan Information” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on May 10, 2007. We incorporate herein by reference the information contained in that section of our proxy statement.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We provide the information required by this item in the section entitled “Our Corporate Governance” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on May 10, 2007. We incorporate herein by reference the information contained in that section of our proxy statement.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

We provide the information required by this item in the section entitled “Independent Registered Public Accounting Firm” in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on May 10, 2007. We incorporate herein by reference the information contained in that section of our proxy statement.

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

Date: March 1, 2007	MILLENNIUM PHARMACEUTICALS, INC.
	By:	/s/ DEBORAH DUNSIRE
Deborah Dunsire
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DEBORAH DUNSIRE	President and Chief Executive Officer and	March 1, 2007
Deborah Dunsire	Director
(Principal Executive Officer)
/s/ MARSHA H. FANUCCI	Senior Vice President and Chief Financial	March 1, 2007
Marsha H. Fanucci	Officer
(Principal Financial and Accounting Officer)
/s/ ROBERT F. FRIEL	Director	March 1, 2007
Robert F. Friel
/s/ A. GRANT HEIDRICH, III	Director	March 1, 2007
A. Grant Heidrich, III
/s/ CHARLES J. HOMCY	Director	March 1, 2007
Charles J. Homcy
/s/ RAJU S. KUCHERLAPATI	Director	March 1, 2007
Raju S. Kucherlapati
/s/ ERIC S. LANDER	Director	March 1, 2007
Eric S. Lander

/s/ MARK J. LEVIN	Director	March 1, 2007
Mark J. Levin
/s/ NORMAN C. SELBY	Director	March 1, 2007
Norman C. Selby
/s/ KENNETH E. WEG	Director	March 1, 2007
Kenneth E. Weg
/s/ ANTHONY H. WILD	Director	March 1, 2007
Anthony H. Wild

EXHIBIT INDEX

		Incorporated by Reference			Filed with
Exhibit No.	Description	Form	SEC filing date	Exhibit number	this 10-K
	Articles of Incorporation and By-laws
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	10-Q 8-K 10-Q	06/20/1996 04/13/2000 04/19/2001	4.1 3 3.1
3.2	Amended and Restated Bylaws of the Company, as amended	10-Q 10-Q 10-Q	06/20/1996 05/02/2000 11/09/2000	4.2 3.1 3.1
	Instruments defining the rights of security holders, including indentures
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A(333-02490)	05/02/1996	4.1
4.2	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	04/05/2001	4.1
4.3	(a) Indenture, dated February 24, 2000, between the Company (as successor to COR Therapeutics, Inc.) and U.S. Bank National Association (formerly known as Firstar Bank, N.A.), as Trustee, relating to the 5.00% Convertible Subordinated Notes due March 1, 2007	(a)10-Q*	05/10/2000	4.1
	(b) First Supplemental Indenture, dated as of February 12, 2002	(b)8-K	02/13/2002	4.5
	(c) Second Supplemental Indenture, dated as of February 12, 2002	(c)8-K	02/13/2002	4.6
	(d) Third Supplemental Indenture, dated as of April 22, 2002	(d)8-K	04/23/2002	4.2
4.4	Indenture, dated November 15, 2006, between the Company and U.S. Bank National Association, as Trustee, relating to the 2.25% Convertible Senior Notes due November 15, 2011 (including the form of Global Note attached as Exhibit A thereto)	8-K	11/21/2006	4.1
	Material contracts—financing agreements
10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/1996 08/14/1997 02/25/2000 03/15/2001	10.2 10.9 10.3, 10.4 10.2

	Material contracts—leases
10.2	Lease Agreement dated August 26, 1993, as amended, by and between the Company and the Massachusetts Institute of Technology, as amended, for 640 Memorial Drive, Cambridge, MA		S-1 (333-2490) 10-K 10-K 10-K	03/18/1996 03/24/1999 02/25/2000 03/15/2001	10.32 10.57 10.6 10.4
10.3	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 35 Landsdowne Street, Cambridge, MA		10-Q	11/9/2000	10.3
10.4	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 40 Landsdowne Street, Cambridge, MA		10-Q	11/9/2000	10.4
10.5	First Amendment to Lease FC 40 Landsdowne, Inc. to the Company dated November 5, 2001		10-K	03/08/2006	10.5
	Material contracts—research and development/collaboration agreements
10.6	(a)	Collaboration and License Agreement dated June 22, 2000 by and between the Company and the sanofi-aventis Group (as successor to Aventis Pharmaceuticals, Inc.), as amended†	(a) 10-Q 10-Q	07/26/2000 10/25/2001	10.1 10.3
	(b)	Second Amendment effective as of December 22, 2002 and dated April 22, 2003 to the Collaboration and License Agreement†	(b)10-Q	08/12/2003	10.1
	(c)	Technology Development Agreement dated June 22, 2000†	(c)10-Q	07/26/2000	10.2
	(d)	Registration Rights Agreement dated June 22, 2000	(d)10-Q	07/26/2000	10.4
	(e)	Letter Agreement dated May 27, 2004 relating to the Collaboration and License Agreement†	(e)10-Q	08/04/2004	10.1
	(f)	Letter Agreement dated July 21, 2005†	(f)10-Q	08/08/2005	10.7
	(g)	Third Amendment effective as of October 31, 2005 and dated November 7, 2005 to the Collaboration and License Agreement ††	(g)10-K	03/08/2006	10.7(g)

	Material contracts—INTEGRILIN® (eptifibatide) Injection
10.7	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Société Anonyme, dated July 27, 1994, as amended†	10-Q*	11/13/1998	10.24 10.25 10.26 10.27 10.28 10.29
10.8	New Long Term Supply Agreement between the Company and Solvay, Société Anonyme, dated January 1, 2003†	10-K	03/07/2003	10.9
10.9	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended†	10-Q* 10-K* 10-K* 10-Q* 10-Q*	08/08/1995 03/25/1999 03/30/2000 08/10/2000 11/08/2000	10.41 10.33 10.35 10.1 10.1, 10.2
10.10	Letter agreement dated June 4, 2002 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.8
10.11	Addendum to Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 1, 2003†	10-K	03/10/2004	10.9
10.12	Letter agreement dated November 3, 2003 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company†	10-K	03/10/2004	10.10
10.13	Agreement about European Commercialization of Integrilin by and among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 21, 2004†	10-Q	08/04/2004	10.2
10.14	Letter agreement dated September 17, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†	10-K	03/08/2005	10.10

10.15	Letter agreement dated November 30, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd†	10-K	03/08/2005	10.11
10.16	Amended and Restated Integrilin Agreement dated July 22, 2005 among the Company, Schering Corporation and Schering-Plough, Ltd.†	10-Q	11/08/2005	10.1
10.17	Side Agreement dated October 13, 2005 among the Company, Schering Corporation and Schering-Plough Ltd.†	10-Q	11/08/2005	10.2
10.18	Supply Agreement dated September 1, 2005 by and between the Company and Schering Corporation†	10-Q	11/08/2005	10.3
10.19	(a) License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†	10-Q	08/04/2004	10.3
	(b) Letter agreement dated March 4, 2005 relating to the License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004†	10-K	03/08/2005	10.12(b)
	Material contracts—VELCADE® (bortezomib) for Injection
10.20	Patent License Agreement between the Public Health Service and the Company dated December 2, 2002†	10-K	03/10/2004	10.11
10.21	(a) Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003†	10-Q	08/12/2003	10.2
	(b) Amendment dated July 15, 2004 to Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003	10-Q/A	11/09/2006	10.5
10.22	Co-Promotion Agreement dated October 25, 2006 between the Company and Ortho Biotech Inc. ††				X

	Material contracts—miscellaneous
10.23	Registration Rights Agreement among the Company (as successor to COR Therapeutics, Inc.) and Goldman, Sachs & Co., Chase H&Q, a division of Chase Securities Inc., CIBC World Markets Corp., FleetBoston Robertson Stephens Inc. and Warburg Dillon Read LLC, dated February 24, 2000	10-Q*	05/10/2000	10.2
	Material contracts—management contracts and compensatory plans
10.24	Key Employee Change in Control Severance Plan#	10-K	03/08/2006	10.26
10.25	Non-Qualified Deferred Compensation Plan#	10-K	03/08/2006	10.27
10.26	Description of Non-Employee Director Compensation#				X
10.27	Description of Success Sharing Bonus Program of Millennium Pharmaceuticals, Inc.#				X
10.28	2003 Employee Stock Purchase Plan for Non-U.S. Subsidiaries and Affiliated Entities, as amended#	10-Q	11/08/2005	10.5
10.29	2000 Stock Incentive Plan, as amended#	10-K	03/07/2003	10.14
10.30	Form of Terms of Stock Option Granted Under 2000 Stock Incentive Plan#	10-K	03/08/2006	10.33
10.31	Form of Restricted Stock Agreement Under 2000 Stock Incentive Plan#	10-K	03/08/2006	10.28
10.32	1997 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.15
10.33	1996 Equity Incentive Plan, as amended#	10-K	03/07/2003	10.16
10.34	1996 Director Option Plan#	S-1/A(333-02490)	04/09/1996	10.1
10.35	1996 Employee Stock Purchase Plan, as amended#	10-Q	08/04/2006	10.2
10.36	1993 Incentive Stock Plan, as amended#	10-K	03/07/2003	10.20
10.37	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.2

10.38	1994 Non-employee Directors’ Stock Option Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.#	10-Q*	05/09/2001	10.4
10.39	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium BioTherapeutics, Inc.#	10-K	03/07/2003	10.23
10.40	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium Predictive Medicine, Inc.#	10-K	03/07/2003	10.24
10.41	Form of Employment Offer Letter entered into with certain executive officers of the Company, together with a schedule of parties thereto #	10-K	03/08/2005	10.35
10.42	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Charles J. Homcy#	S-1 (33-40627)*	05/16/1991	10.1
10.43	Agreement dated August 6, 2004 between the Company and Marsha H. Fanucci#	10-Q	11/09/2004	10.1
10.44	Offer letter agreement dated September 28, 2004 between the Company and Laurie B. Keating#	10-Q	11/09/2004	10.3
10.45	Offer Letter Agreement dated June 23, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.1
10.46	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.2
10.47	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire#	10-Q	08/08/2005	10.3
10.48	Incentive Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005#	10-Q	08/08/2005	10.4
10.49	Nonstatutory Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005#	10-Q	08/08/2005	10.5
10.50	Description of Deferred Compensation Plan for Deborah Dunsire #	10-Q	08/08/2005	10.6

10.51	Offer letter agreement dated January 23, 2006 between the Company and Christophe Bianchi#	10-K	03/08/2006	10.53
10.52	Offer letter agreement dated February 6, 2006 between the Company and Stephen M. Gansler#	10-K	03/08/2006	10.54
10.53	Letter Agreement dated May 25, 2006 between the Company and Anna Protopapas#	10-Q	08/04/2006	10.1
10.54	Amendment dated December 14, 2006 to offer letter agreement dated May 5, 1994 between the Company and Robert I. Tepper#				X
Additional Exhibits
21	Subsidiaries of the Company				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Statement Pursuant to 18 U.S.C. §1350				X
32.2	Statement Pursuant to 18 U.S.C. §1350				X

#                 Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

†                     Confidential treatment granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission

††               Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission

*                    COR Therapeutics, Inc. filing (Commission file number 0-19290)

Unless otherwise noted, the Commission file number for all exhibits incorporated by reference herein is 0-28494.

Millennium Pharmaceuticals, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Charges Utilized/Write-offs	Balance at End of Period
Year ended December 31, 2004	$(1,500)	$(640)	$640	$(1,500)
Year ended December 31, 2005	(1,500)	(2,004)	1,000	(2,504)
Year ended December 31, 2006	(2,504)	(21)	2,004	(521)