Form 10-Q
period 2007-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2007-05-09
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐     No    ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 4, 2007:   321,119,350

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

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

PART I   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,602	$212,273
Marketable securities	756,567	682,076
Accounts receivable, net of allowances of $519 in 2007 and $521 in 2006	70,313	94,516
Inventory	12,090	13,598
Prepaid expenses and other current assets	12,615	13,191
Total current assets	914,187	1,015,654
Property and equipment, net	145,796	153,349
Restricted cash	7,615	7,600
Other assets	31,370	27,900
Goodwill	1,214,711	1,213,910
Developed technology, net	263,511	271,876
Intangible assets, net	61,401	61,523
Total assets	$2,638,591	$2,751,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,253	$26,301
Accrued expenses	52,670	62,544
Current portion of restructuring	23,394	25,540
Current portion of deferred revenue	6,905	10,378
Current portion of capital lease obligations	1,200	1,185
Current portion of long-term debt	—	99,571
Total current liabilities	103,422	225,519
Other long-term liabilities	791	757
Restructuring, net of current portion	40,472	41,974
Deferred revenue, net of current portion	15,979	13,344
Capital lease obligations, net of current portion	74,735	75,041
Long-term debt	250,000	250,000

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 500,000 shares authorized: 320,445 shares at March 31, 2007 and 317,342 shares at December 31, 2006 issued and outstanding	320	317
Additional paid-in capital	4,672,578	4,657,177
Accumulated other comprehensive loss	(1,937)	(1,326)
Accumulated deficit	(2,517,769)	(2,510,991)
Total stockholders’ equity	2,153,192	2,145,177
Total liabilities and stockholders’ equity	$2,638,591	$2,751,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006

Revenues:
Net product sales	$58,640	$53,373
Revenue under strategic alliances	15,714	38,629
Royalties	36,370	30,473
Total revenues	110,724	122,475

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	5,358	15,828
Research and development (Note 1)	71,229	82,598
Selling, general and administrative (Note 1)	39,525	35,465
Restructuring	5,611	2,831
Amortization of intangibles	8,487	8,487
Total costs and expenses	130,210	145,209

Loss from operations	(19,486)	(22,734)

Other income (expense):
Investment income, net	15,495	4,625
Interest expense	(2,787)	(2,732)
Net loss	$(6,778)	$(20,841)

Amounts per common share:

Net loss per share, basic and diluted	$(0.02)	$(0.07)

Weighted average shares, basic and diluted	316,072	311,823

Note 1:  In accordance with SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123R”), stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006

Research and development	$2,055	$6,334
Selling, general and administrative	3,347	4,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006

Cash Flows from Operating Activities:
Net loss	$(6,778)	$(20,841)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	17,083	16,442
Restructuring charges, net	—	54
Amortization of deferred financing costs	448	111
Realized (gain) loss on securities, net	(5,092)	2,006
401K stock match	1,650	1,702
Stock-based compensation expense	5,402	10,500
Changes in operating assets and liabilities:
Accounts receivable	24,203	(4,211)
Inventory	1,508	(586)
Prepaid expenses and other current assets	576	(467)
Restricted cash and other assets	(3,509)	(1,171)
Accounts payable and accrued expenses	(20,534)	(24,626)
Deferred revenue	(838)	(5,936)
Other long-term liabilities	34	640
Net cash provided by (used in) operating activities	14,153	(26,383)

Cash Flows from Investing Activities:
Investments in marketable securities	(190,474)	(84,728)
Proceeds from sales and maturities of marketable securities	117,991	118,420
Purchases of property and equipment	(1,100)	(1,386)
Other investing activities	1,269	(739)
Net cash provided by (used in) investing activities	(72,314)	31,567

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	8,351	9,198
Repayment of principal of long-term debt obligations	(99,571)	—
Principal payments on capital leases	(291)	(1,769)
Net cash provided by (used in) financing activities	(91,511)	7,429

Increase (decrease) in cash and cash equivalents	(149,672)	12,613
Effects of exchange rate changes on cash and cash equivalents	1	—
Cash and cash equivalents, beginning of period	212,273	5,029
Cash and cash equivalents, end of period	$62,602	$17,642

Supplemental Cash Flow Information:
Cash paid for interest	$3,323	$3,920
Supplemental Disclosure of Noncash Investing Activities:
Receipt of shares of SGX Pharmaceuticals, Inc. common stock in exchange for note receivable	$—	$6,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2007, and for the three months ended March 31, 2007 and 2006, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2006, have been derived from audited financial statements.

2.   Summary of Significant Accounting Policies

Reclassifications

Certain prior year amounts of the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation related to equity adjustments from foreign currency translation.

Cash Equivalents, Marketable Securities and Other Investments

Cash equivalents principally consist of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities primarily consist of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. As a matter of policy, the Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to the statement of operations, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other long-term assets at March 31, 2007 and December 31, 2006.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2007 and December 31, 2006 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

During the three months ended March 31, 2007, the Company recorded realized gains on marketable securities and other investments of $6.0 million and realized losses on marketable securities of $0.9 million.  During the three months ended March 31, 2006, the Company did not record significant realized gains on marketable securities and recorded realized losses on marketable securities of $2.0 million.

Realized gains on marketable securities for the three months ended March 31, 2007 included a realized gain of approximately $3.5 million related to the sale of the Company’s investment in SGX Pharmaceuticals, Inc. and a realized gain of  approximately $2.3 million related to the Company’s share of proceeds from a class action proceeding against WorldCom, Inc.  During 2002, the Company recorded realized losses equal to the carrying value of its investment in WorldCom, Inc., as the decline in value was determined to be other-than-temporary at that time.

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

Revenues from Ortho Biotech Products, L.P. (“OBL”), a member of the Johnson & Johnson Family of Companies, accounted for approximately 15 percent and 21 percent of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.

Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”) accounted for approximately 25 percent and 32 percent of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively.

There were no other significant customers under strategic alliances and royalties for the three months ended March 31, 2007 and 2006.

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

The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has three approved manufacturers that provide eptifibatide, the active pharmaceutical ingredient (“API”) necessary to make INTEGRILIN, for both clinical trials and commercial supply. Solvay, S.A. (“Solvay”), one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of the API. The Company entered into an agreement with Solvay in January 2003 for an initial term of four years and one-year renewal periods thereafter. In June 2006, the Company received FDA approval of its own alternative process technology utilized by the third manufacturer for the production of eptifibatide for approval in the United States and is currently seeking approval in Europe and other countries, as required. As of July 1, 2006, SGP began to purchase the majority of its API directly from the manufacturer. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company’s marketed products.

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

Inventory consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$9,128	$9,736
Work in process	2,260	3,458
Finished goods	702	404
	$12,090	$13,598

Goodwill and Intangible Assets

Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Intangible assets consist of the following (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(171,489)	$435,000	$(163,124)
Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,659)	17,060	(14,537)
Total amortizable intangible assets, excluding developed technology	35,772	(33,371)	35,772	(33,249)
Total indefinite-lived trademark	59,000	—	59,000	—
Total intangible assets, excluding developed technology	$94,772	$(33,371)	$94,772	$(33,249)

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

Amortization expense was approximately $8.5 million in each of the three months ended March 31, 2007 and 2006.  The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

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

Goodwill as of March 31, 2007 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from acquisitions. Accordingly, goodwill increased by $0.8 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of its products, strategic alliances and royalties. The Company’s revenue arrangements with multiple elements are divided into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

•    royalties earned on sales of INTEGRILIN in Europe, as provided by GSK; and

•    other royalties.

Advertising and Promotional Expenses

Advertising and promotional expenses are expensed as incurred. During the three months ended March 31, 2007 and 2006, advertising and promotional expenses were $6.7 million and $5.2 million, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Options and warrants to purchase shares of common stock and unvested restricted shares that were not included in the calculation of diluted shares because the effect of including the options, warrants and unvested restricted shares would have been anti-dilutive were 3.4 million and 2.2 million at March 31, 2007 and 2006, respectively.

Comprehensive Loss

Comprehensive loss comprises net loss, changes in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(6,778)	$(20,841)
Unrealized gain (loss) on marketable securities	(615)	8,816
Cumulative translation adjustments	4	(5)
Comprehensive loss	$(7,389)	$(12,030)

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2007	December 31, 2006
Unrealized loss on marketable securities	$(971)	$(356)
Cumulative translation adjustments	(966)	(970)
Accumulated other comprehensive loss	$(1,937)	$(1,326)

Stock-Based Compensation Expense

The Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.  The Company recognized stock-based compensation expense of $5.4 million and $10.5 million during the three months ended March 31, 2007 and 2006, respectively.  The reduction in stock-based compensation expense was primarily due to forfeitures in excess of original estimates which resulted from the forfeit of certain cliff-based awards held by employees that were severed in connection with restructuring initiatives, as well as normal attrition.

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adoption will have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently analyzing the effect, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

3.   Restructuring

2006 Resource Alignment

In October 2006, the Company announced a program to further align resources with its current corporate priorities of advancing VELCADE and accelerating the clinical and preclinical pipeline by lowering investment in discovery and supporting areas. As part of its program, the Company has reduced in-house research and development technologies and headcount in areas where the work can now be outsourced.

The Company recorded restructuring charges of approximately $5.0 million during the three months ended March 31, 2007, under the 2006 restructuring program, primarily for facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions.  “Other” in the table below includes the write-off of deferred rent in accordance with SFAS No. 13, “Accounting for Leases,” upon vacating the facilities.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at				Balance at
	December 31,				March 31,
	2006	Charges	Payments	Other	2007
Termination benefits	$3,602	$847	$(2,749)	$—	$1,700
Facilities	—	4,095	—	93	4,188
Other associated costs	—	31	(15)	—	16
Total	$3,602	$4,973	$(2,764)	$93	$5,904

2005 Strategic Refinement

In October 2005, the Company announced its 2005 restructuring plan in support of a refined business strategy focused on advancing key growth assets, including VELCADE, advancing the Company’s clinical pipeline and building a leading oncology-focused discovery organization. In connection with the strategic refinement, the Company substantially reduced its effort in inflammation discovery and reduced overall headcount, including eliminating INTEGRILIN sales and marketing positions, positions in inflammation discovery and various other business support groups.

The Company recorded restructuring charges of approximately $0.2 million during the three months ended March 31, 2007 under the 2005 restructuring plan, primarily related to the net present value adjustment for facilities charged to restructuring in prior years.  The Company recorded restructuring charges of approximately $1.9 million during the three months ended March 31, 2006 under the 2005 restructuring plan, primarily related to additional facility related costs associated with vacated buildings and employee termination benefits.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2006	Charges	Payments	2007
Termination benefits	$133	$—	$(49)	$84
Facilities	13,827	214	(1,666)	12,375
Other associated costs	24	(24)	—	—
Total	$13,984	$190	$(1,715)	$12,459

2003 Restructuring Plan

In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities.

The Company recorded restructuring charges of approximately $0.4 million and $0.9 million during the three months ended March 31, 2007 and 2006, respectively, under the Company’s 2003 restructuring plan, primarily related to the net present value adjustment for facilities charged to restructuring in prior years.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2006	Charges	Payments	2007
Facilities	$49,928	$448	$(4,873)	$45,503

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

The projected timing of payments of the remaining restructuring liabilities under all of the Company’s restructuring initiatives at March 31, 2007 is approximately $23.4 million due through March 31, 2008 and $40.5 million thereafter through 2014. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring. The Company expects to record total restructuring charges of between $15.0 to $25.0 million in 2007. These charges relate to certain facilities that the Company decided to abandon in November 2006, but will not be vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years.   In connection with the decision to abandon the facilities in 2007, the Company revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the three months ended March 31, 2007, the Company recorded additional amortization expense of approximately $2.8 million in research and development expense related to its decision.

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

Product Alliances

VELCADE

In January 2007, the Company and Ortho Biotech Inc. (“OBI”) began jointly promoting VELCADE to U.S.-based physicians who treat multiple myeloma patients. The Company pays a proportion of the VELCADE-related costs for the OBI sales force, and OBI is entitled to receive a commission should sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees. The Company continues to be responsible for manufacturing and distribution of VELCADE in the U.S. The current agreement between the Company and OBL for the promotion of VELCADE outside the U.S. remains unchanged.

5.  Convertible Debt

The Company had the following convertible notes outstanding at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
2.25% convertible senior notes due November 15, 2011	$250,000	$250,000
5.5% convertible subordinated notes due January 15, 2007	—	83,325
5.0% convertible subordinated notes due March 1, 2007	—	16,246
Total	$250,000	$349,571

The $250.0 million of principal of 2.25% convertible senior notes due November 15, 2011 are convertible into the Company’s common stock at a price equal to $15.47 per share (the “2.25% notes”).  Under the terms of the 2.25% notes, the Company is required to make semi-annual interest payments on the outstanding principal balance on May 15 and November 15 of each year.

The 2.25% notes are convertible into the Company’s common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the 2.25% notes, which is equal to an initial conversion price of approximately $15.47 per share of stock, subject to adjustment. The 2.25% notes are convertible only in the following circumstances: (1) if the closing price of the common stock exceeds 120% of the conversion price within a specified period, (2) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (3) if the average trading price per $1,000 principal amount is less than 98% of the average conversion of the notes within a specified period (the “parity trigger”) or (4) during the last three months prior to the maturity date of the notes, unless previously repurchased by the Company under certain circumstances. In lieu of delivery of shares of the Company’s common stock, the Company may elect to deliver cash or a combination of cash and shares of the Company’s common stock in satisfaction of its obligation upon conversion. The 2.25% notes are subordinated in right of payment to future senior indebtedness of the Company.

The parity trigger represents an embedded derivative that requires bifurcation and separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As of March 31, 2007 and December 31, 2006, the Company estimated that the value of the parity trigger was not material to its consolidated results of operations and its financial position.

In accordance with the payment terms, the Company repaid the entire $83.3 million principal balance on its 5.5% convertible subordinated notes due on January 15, 2007 that were convertible at a price equal to $42.07 per share and the entire $16.2 million principal balance on its 5.0% convertible subordinated notes due on March 1, 2007 that were convertible at a price equal to $34.21 per share.

6.  Stock Plans

As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.

In March 2007, the Company implemented performance based vesting for a portion of executive officer restricted stock awards.  A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives.  These performance based awards vest over a four year period so long as the predefined annual “target” or “overachievement” performance objectives are met or exceeded.  No shares will vest in the years where “target” or “overachievement” performance objectives are not achieved and such shares will be forfeited.  Performance based awards are recorded as compensation cost, based on the market value on the date the “target” or “overachievement “ performance objectives are known and probable, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Expected life	4.4	3.7	0.5	0.5
Risk-free interest	4.73%	4.72%	4.82%	3.63%
Volatility	40%	45%	40%	60%

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The following table presents the combined option activity of the Company’s stock plans for the three months ended March 31, 2007:

			Weighted-
			Average
	Shares of	Weighted-	Remaining
	Common Stock	Average	Contractual	Aggregate
	Attributable to	Exercise Price	Term	Intrinsic Value
	Options	of Options	(in years)	(in thousands)
Outstanding at January 1, 2007	27,004,963	$16.19
Granted	733,866	10.87
Exercised	(1,032,354)	8.08
Forfeited or expired	(1,840,031)	20.97
Outstanding at March 31, 2007	24,866,444	$16.02	5.47	$30,342
Vested or expected to vest at March 31, 2007	23,984,185	$16.21	5.35	$29,493
Exercisable at March 31, 2007	20,168,757	$17.13	4.77	$26,295

As of March 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $12.7 million, including estimated forfeitures, which will be recognized over the weighed-average remaining requisite service period of approximately one and one half years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2007, and changes during the three months then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	1,659,100	$10.31
Granted	2,090,446	10.84
Vested	(406,184)	10.45
Forfeited	(151,855)	10.37
Nonvested at March 31, 2007	3,191,507	$10.64

As of March 31, 2007 the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to approximately $21.6 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

7.  Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company’s adoption did not have a material impact on its results of operations, financial position or cash flows as it has not recorded any liabilities relating to uncertain tax positions.

The Company files income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in major taxing jurisdictions for years before 2003, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2003. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any interest and penalties since inception.

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

In January 2007, Ortho Biotech Inc., or OBI, and we began to jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients.  We believe this collaboration, with the well-established OBI oncology sales force, will help us to realize the full potential of VELCADE in the U.S. market.

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

In April 2007, we announced the advancement of a new small molecule, MLN4924, a novel inhibitor of Nedd 8 Activating Enzyme (NAE), from discovery to the development pipeline. NAE is an unprecedented target in the protein homeostasis pathway that acts upstream of the proteasome, the target of VELCADE. NAE regulates a subset of proteins that controls the regulation and survival of cancer cells. MLN4924 is the seventh molecule to advance from our discovery organization to the development pipeline in the past three years.

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

In March 2005, we received full approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second-line or relapsed multiple myeloma. This regulatory decision increased the approved market potential of the drug and also marked the completion of the confirmatory studies required by the FDA after it granted accelerated approval in May 2003. VELCADE is the only single-agent therapy that has both demonstrated longer survival in patients with multiple myeloma and the extension of patient survival on its FDA approved labeling.

In April 2004, the European Commission granted Marketing Authorization for VELCADE in Europe for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy. Under this Authorization, the European Commission granted us a single license for marketing VELCADE in the 15 member states of the European Union, plus Norway and Iceland. VELCADE was also approved for marketing in the ten accession member countries when those countries officially joined the European Union on May 1, 2004. Regulatory authorities in a number of other countries, including countries within Latin America and South-East Asia and Japan have also approved VELCADE. The product is now approved in more than 80 countries. Under our agreement with OBL, we have transferred the licenses to affiliates of OBL. OBL’s affiliates now market VELCADE in these countries.

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

Our Alliances

Ortho Biotech Collaborations

In January 2007, OBI and we began to jointly promote VELCADE to U.S.-based physicians who treat multiple myeloma patients. We pay the cost of a portion of the OBI sales effort dedicated to VELCADE and a commission if sales associated with the increased effort exceed specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to termination fees. We continue to be responsible for manufacturing and distribution of VELCADE in the U.S. Our current agreement with OBL, a member of the Johnson Family Of Companies and an affiliate of OBI, for the promotion of VELCADE outside the U.S. remains unchanged.

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

We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma and non-Hodgkin’s lymphoma, or NHL. JJPRD is responsible for 45% of the joint development costs. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE.

INTEGRILIN® (eptifibatide) Injection

Schering-Plough Ltd. and Schering Corporation, together referred to as SGP, markets INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

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

To date, we and sanofi-aventis have identified a significant number of novel drug targets and associated molecules relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. The alliance has identified several development candidates, one of which, MLN3897, is now being tested in a phase II clinical trial and two of which, MLN3701 and MLN0415, are now being tested by us in phase I clinical trials. A fourth candidate, MLN6095, is now in preclinical testing.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K, filed with the SEC on March 1, 2007, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

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

We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. We estimate VELCADE product returns based on historical return patterns. We expect VELCADE returns to be, and returns have been, generally low because the shelf life for the product is 18 months in the United States, and we expect, and have experienced, that wholesalers will not stock significant inventory due to the relatively high cost of the product. We consider several factors in our estimation process, including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data.  As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so results in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at March 31, 2007.

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

Stock-Based Compensation Expense

We adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share Based Payment,” or SFAS 123R, effective January 1, 2006 under the modified prospective method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In determining our volatility, we have considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity in addition to our historical volatility. After considering other such factors as our stage of development, the length of time we have been public and the impact of having a marketed product, we believe a blended volatility rate based upon historical performance, as well as the implied volatilities of currently traded options, best reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause stock-based compensation expense to vary significantly in future reporting periods.

We use historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. We update these assumptions on a quarterly basis to reflect recent historical data. Additionally, we are required to estimate forfeiture rates to approximate the number of shares that will vest in a period to which the fair value is applied. We will continually monitor employee exercise behavior and may further adjust the estimated term and forfeiture rates in future periods. Increasing the estimated life would result in an increase in the fair value to be recognized over the requisite service period, generally the vesting period. Estimated forfeitures will be adjusted to actual forfeitures upon the vest date of the cancelled options as a cumulative adjustment on a quarterly basis. Doing so could cause future expenses to vary at each reporting period.

In March 2006, we revised our annual merit compensation program to include the availability of both stock options and restricted stock to certain employees. In March 2007, we extended the choice of stock options or restricted stock to all employees through the annual merit compensation program.  Additionally, in March 2007, we implemented performance based vesting for a portion of executive officer restricted stock awards.  A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives.  For the three months ended March 31, 2007, we recognized total stock-based compensation expense under SFAS 123R of $5.4 million. As of March 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $12.7 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years. As of March 31, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards amounted to approximately $21.6 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years.

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

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently analyzing the effect, if any, SFAS No. 159 will have on our consolidated financial position and results of operations.

Results of Operations

			Increase/
			(Decrease)
	Three Months Ended		Percentage
	March 31,		Change
(in thousands, except per share amounts)	2007	2006	2007/2006

Revenues:
Net product sales	$58,640	$53,373	10%
Revenue under strategic alliances	15,714	38,629	(59)
Royalties	36,370	30,473	19
Total revenues	110,724	122,475	(10)

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	5,358	15,828	(66)
Research and development (Note 1)	71,229	82,598	(14)
Selling, general and administrative (Note 1)	39,525	35,465	11
Restructuring	5,611	2,831	98
Amortization of intangibles	8,487	8,487	—
Total costs and expenses	130,210	145,209	(10)

Loss from operations	(19,486)	(22,734)	(14)

Other income (expense):
Investment income, net	15,495	4,625	235
Interest expense	(2,787)	(2,732)	2
Net loss	$(6,778)	$(20,841)	(67)%

Amounts per common share:
Net loss per share, basic and diluted	$(0.02)	$(0.07)

Weighted average shares, basic and diluted	316,072	311,823

Note 1:  In accordance with SFAS 123R, stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006

Research and development	$2,055	$6,334
Selling, general and administrative	3,347	4,166

Revenues

Total revenues decreased 10% to $110.7 million during the three months ended March 31, 2007, or the 2007 Three Month Period, compared to the three months ended March 31, 2006, or the 2006 Three Month Period.  The decrease was primarily related to lower strategic alliance revenue as a result of a decrease in milestone revenue during 2007 and lower revenue under the SGP relationship.  Partially offsetting these decreases were increased product sales of VELCADE within the United States and increased distribution fees recognized from OBL on sales of VELCADE outside of the United States.

Net product sales of VELCADE increased 10% to $58.6 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  The increase was primarily attributable to growth in product demand as well as price increases during the period.  The growth in product demand was primarily a result of an increase in the number of cycles used in patients and greater use in patients with relapsed mantle cell lymphoma, for which the product received FDA approval in December 2006.  Reserves for product returns, chargebacks and discounts were within the range of 5% and 10%

of gross product sales in each of the 2007 and 2006 Three Month Periods. Net product sales from VELCADE represented approximately 53% and 44% of our total revenues in the 2007 and 2006 Three Month Periods, respectively.

Revenue under strategic alliances decreased 59% to $15.7 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  The decrease was primarily related to a decrease in milestone revenue earned in the 2007 Three Month Period as well as lower revenue under the SGP relationship.  Revenue under the SGP relationship was generated from the management of the INTEGRILIN supply chain on behalf of SGP in the form of license fees and reimbursement of manufacturing-related expenses.  On July 1, 2006, SGP began purchasing the majority of the active pharmaceutical ingredient necessary to manufacture INTEGRILIN resulting in lower reimbursement of manufacturing-related expenses during the 2007 Three Month Period.

We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with other biopharmaceutical companies.

Royalty revenue increased 19% to $36.4 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  The increase was primarily a result of increased distribution fees recognized from OBL on sales of VELCADE outside of the United States.

Cost of Sales

Cost of sales decreased 66% to $5.4 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  Cost of sales included manufacturing-related expenses associated with the sales of VELCADE as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP.  The decrease in the 2007 Three Month Period was primarily due to the decrease in INTEGRILIN manufacturing-related expenses as a result of SGP purchasing the majority of the active pharmaceutical ingredient directly as of July 1, 2006.

Research and Development

Research and development expenses decreased 14% to $71.2 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  The decrease was primarily a result of cost reductions associated with our 2006 resource alignment and restructuring efforts combined with reduced stock-based compensation expense.  The reduction in stock-based compensation expense was primarily due to forfeitures in excess of original estimates which resulted from the forfeit of certain cliff-based awards held by employees that were severed in connection with restructuring initiatives, as well as normal attrition.

In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our drug candidates as of April 2007.

Product Description	Disease Indication	Current Trial Status
Cancer

MLN518 is a small molecule inhibitor of the class III receptor tyrosine kinase (RTKs), FLT-3, c-KIT, and PDGF-R	Acute myeloid leukemia Glioma(1) Renal cell carcinoma(1) Prostate cancer (1)	phase I/phase II phase I/phase II phase II phase II

MLN8054 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	phase I

MLN8237 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	preclinical / phase I planned for May 2007

MLN4924 is a small molecule inhibitor of Nedd8 – activating enzyme (NAE)	Advanced malignancies	preclinical

Inflammatory Diseases

MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 integrin	Crohn’s disease Ulcerative colitis	phase II (2)

MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Atherosclerosis	phase IIa phase IIa-completed

MLN3897 is a small molecule CCR1 inhibitor(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase II

MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I

MLN0415 is a small molecule inhibitor of IKKbeta	Chronic inflammatory diseases such as rheumatoid arthritis	phase I

MLN6095 is a small molecule CrTh2 receptor antagonist(3)	Asthma	preclinical

(1)    Trials planned to be conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

(2)    Clinical trials in ulcerative colitis patients resumed, May 2007 with a new commercially scalable cell line; prior phase II data establishes proof-of-concept for this mechanism.

(3)    In development through our sanofi-aventis inflammatory disease collaboration.

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

Selling, General and Administrative

Selling, general and administrative expenses increased 11% to $39.5 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  The increase is primarily attributable to higher commission expense associated with the increased product sales as well as increased costs representing our portion of funding the OBI sales effort dedicated to VELCADE under the new OBI collaboration arrangement.

Restructuring

During the 2007 Three Month Period, we recorded a total of $5.6 million of restructuring charges under all of our restructuring initiatives. We recorded restructuring charges of approximately $5.0 million under the 2006 restructuring program primarily for facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions.  We also recorded restructuring charges in the 2007 Three Month Period of approximately $0.2 million and $0.4 million under the 2005 and 2003 restructuring plans, respectively, primarily related to the net present value adjustment for facilities charged to restructuring in prior years.

We estimate that of the remaining restructuring liabilities under all restructuring initiatives at March 31, 2007, we will pay approximately $23.4 million through March 31, 2008 and $40.5 million thereafter through 2014.

We expect to record total restructuring charges in 2007, under all restructuring initiatives, of between $15.0 million and $25.0 million.  These charges relate primarily to certain facilities that we decided to abandon in November 2006, but will not be vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years.  In connection with the decision to abandon the facilities in 2007, we revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the 2007 Three Month Period, we recorded additional amortization expense of approximately $2.8 million in research and development expense related to our decision.

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

Amortization of Intangibles

Amortization of intangible assets of $8.5 million in the 2007 Three Month Period was unchanged from the 2006 Three Month Period. Amortization in 2007 and 2006 primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

Investment income increased 235% to $15.5 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  The increase was primarily attributable to a $3.5 million gain on sale of our investment in SGX Pharmaceuticals, Inc. common stock, a $2.3 million gain recognized in January 2007 upon the settlement of the class action lawsuit of WorldCom, Inc., and higher average balance of invested funds during the quarter.

Interest Expense

Interest expense increased 2% to $2.8 million in the 2007 Three Month Period compared to the 2006 Three Month Period.  The increase was primarily related to an increase in accrued interest on our convertible notes as a result of higher average balances of indebtedness during the period offset by decreased capital lease buyouts resulting in lower related interest expense.

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

•  our ability to enter into additional strategic collaborations and to maintain existing collaborations as well as the success of such collaborations; and

•  the receptivity of the capital markets to financings by biopharmaceutical companies generally and to financings by us specifically.

As of March 31, 2007, we had $819.2 million in cash, cash equivalents and marketable securities. This excludes $7.6 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of March 31, 2007, which primarily serve as collateral for letters of credit securing leased facilities.

Our significant capital resources and sources and uses of cash are as follows:

(in thousands)	March 31, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$819,169	$894,349
Working capital	810,765	790,135

	Three Months Ended March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$14,153	$(26,383)
Investing activities	(72,314)	31,567
Financing activities	(91,511)	7,429
Capital expenditures (included in investing activities above)	(1,100)	(1,386)

Cash Flows

Operating activities provided cash of $14.2 million in the 2007 Three Month Period.  The principal source of funds was the collection of accounts receivable offset by the payment of expenses in order to fund our net loss.  Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

Investing activities used cash of $72.3 million in the 2007 Three Month Period. The principal use of funds was the purchases of marketable securities.  In February 2007, we received proceeds of approximately $3.5 million related to the sale of our investment in SGX Pharmaceuticals, Inc.  In January 2007, we received proceeds of approximately $2.3 million related to our share of proceeds from a class action proceeding against WorldCom, Inc.

Financing activities used cash of $91.5 million in the 2007 Three Month Period. The principal use of funds was the repayment of our 5.5% and 5.0% convertible subordinated notes in accordance with the payment terms offset by payments received from the purchase of common stock by our employees.  We also used $0.3 million in financing activities to make principal payments on our capital leases.

We believe that our existing cash and cash equivalents and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

As noted above and in accordance with the payment terms, we paid off the $83.3 million and $16.3 million principal balances on our 5.5% and 5.0% convertible subordinated notes, respectively, during the 2007 Three Month Period.

The parity trigger associated with our 2.25% convertible senior notes represents an embedded derivative that requires bifurcation and separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At March 31, 2007 and December 31, 2006, we estimated that the value of the parity trigger was not material to our consolidated results of operations and financial position.

There have been no additional significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2006.

As of March 31, 2007, we did not have any financing arrangements that were not reflected in our balance sheet.

RISK FACTORS THAT MAY AFFECT RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “will,” “assume” or “continue,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve important risks, uncertainties and assumptions that are difficult to predict. We describe some of the risks, uncertainties and assumptions that could affect our business, including our financial condition and results of operations, in this “Risk Factors” section. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made.

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

VELCADE is currently approved for marketing in the United States and a total of more than 80 countries including the countries of the European Union. If we or OBL are not able to obtain approval to market VELCADE in additional countries, OBL will lose the opportunity to sell in those countries and we may not be able to earn potential milestone and royalty payments under our agreement with OBL or collect potential distribution fees on sales of VELCADE by OBL in those countries.

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

We have incurred net losses of $6.8 million for three months ended March 31, 2007, $20.8 million for the three months ended March 31, 2006, $44.0 million for the year ended December 31, 2006, $198.2 million for the year ended December 31, 2005 and $252.3 million for the year ended December 31, 2004. We expect to continue to incur operating losses in future periods. Prior to our acquisition of COR Therapeutics, Inc., or COR, in February 2002, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products. As of March 31, 2007, we had an accumulated deficit of $2.5 billion.

We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to help fund these costs and achieve positive net income. Our ability to achieve positive net income would be adversely impacted if our acquired intangible assets, primarily resulting from our acquisition of COR and goodwill became impaired as a result of reduced market capitalization or product failures or withdrawals.

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

At March 31, 2007, we had approximately $250.0 million of outstanding convertible debt and $75.9 million of capital lease obligations. We will be required to make interest payments on our outstanding convertible notes of approximately $6.0 million for each of the next four and a half years. Additionally, we will be required to make interest payments on our capital lease obligations of approximately $2.4 million for each of the next three years.

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

We recorded restructuring charges of $5.6 million for the three months ended March 31, 2007, $2.8 million for the three months ended March 31, 2006, $20.4 million for the year ended December 31, 2006, $77.1 million for the year ended December 31, 2005 and $38.0 million for the year ended December 31, 2004. Costs associated with our restructuring efforts include reducing personnel and infrastructure resulting from the restructured relationship with SGP for INTEGRILIN and reducing our in-house research and development technologies and headcount in areas in which we believe the work can now be outsourced cost effectively. As a result of these efforts, we expect to reduce total research and development and selling, general and administration expenses as compared to prior years. We may not achieve our estimated expense reductions anticipated from restructurings because such savings are difficult to predict and speculative in nature. We continue to evaluate strategic alternatives, including facility consolidation, and as a result, significant additional restructuring charges could occur in future periods.

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

Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products, however, need only demonstrate a level of availability in the bloodstream equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less. The issued U.S. patents related to VELCADE expire in 2017 and the issued foreign patents expire in 2015 with extensions issued or pending in a number of countries. However, we may not be granted any such potential or pending extension. The issued United States patents that cover INTEGRILIN expire in 2014 and 2015 and the issued foreign patents expire between 2010 and 2012. Our patent-protected products also can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity.

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

We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have three approved manufacturers, two of which currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it for the production of bulk product. Lonza is the other current manufacturer of eptifibatide, and we own the process technology utilized by it. We have two approved manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for the United States. If our current manufacturers are unable to continue or decide to discontinue their manufacturing, fill/finish or packaging services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could substantially harm our business.

In order to mitigate the risk of INTEGRILIN supply interruption, we are exploring several options for the long-term supply of eptifibatide. Also, Solvay, the owner of the process technology used by it and by one of our former suppliers of eptifibatide, has raised concerns that the new Millennium process may have been developed using information asserted to be confidential and proprietary to Solvay. If Solvay succeeds in a claim relating to these concerns, our ability to practice our new process could be negatively impacted, which could adversely affect our ability to obtain INTEGRILIN from suppliers using the new process or the cost of manufacturing eptifibatide and negatively impact our business. We are in discussions with Solvay regarding its concern.

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

The trading price of our common stock has been quite volatile, and may be volatile in the future. During the three months ended March 31, 2007, our common stock traded as high as $11.53 per share and as low as $10.24 per share.  During 2006, our common stock traded as high as $12.08 per share and as low as $7.83 per share. Factors such as announcements of our or our competitors’ operating results, data from our or our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors’ products or business could have a significant impact on the future trading prices of our common stock.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $12.9 million decrease in the fair value of our investments as of March 31, 2007. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio as of March 31, 2007.

We receive distribution fees from Ortho Biotech based on worldwide product sales of VELCADE outside of the U.S.  As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily EURO.  Movement in foreign currency exchange rates could cause royalty revenue to vary significantly in future reporting periods.

As of March 31, 2007, the fair value of our 2.25% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

As of March 31, 2007 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.         Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    Exhibits

(a)               Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC.
(Registrant)

Dated: May 9, 2007	/s/ MARSHA H. FANUCCI
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