Form 10-Q
period 2007-06-30
MILLENNIUM PHARMACEUTICALS INC
filed 2007-08-08
CIK 1002637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Yes |_| No |X|

Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on August 3, 2007: 322,104,542

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

The following Millennium trademarks are used in this Quarterly Report on Form 10-Q: Millennium®, the Millennium “M” logo and design (registered), Millennium Pharmaceuticals™, VELCADE® (bortezomib) for Injection, and INTEGRILIN® (eptifibatide) Injection. All are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and many other countries. DOXIL® (doxorubicin HCl liposome injection) is a trademark of Ortho Biotech Products, L.P, ReoPro® (abciximab) is a trademark of Eli Lilly & Company, Aggrastat® (tirofiban) is a trademark of Merck & Co., Inc., Thalomid® (thalidomide) and Revlimid® (lenalidomide) are trademarks of Celgene Corporation and Angiomax® (bivalirudin) is a trademark of The Medicines Company. Other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$103,412	$212,273
Marketable securities	740,952	682,076
Accounts receivable, net of allowances of $519 in 2007 and $521 in 2006	59,012	94,516
Inventory	9,272	13,598
Prepaid expenses and other current assets	11,227	13,191

Total current assets	923,875	1,015,654
Property and equipment, net	145,417	153,349
Restricted cash	7,662	7,600
Other assets	30,230	27,900
Goodwill	1,215,557	1,213,910
Developed technology, net	255,146	271,876
Intangible assets, net	61,279	61,523

Total assets	$2,639,166	$2,751,812

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,731	$26,301
Accrued expenses	57,339	62,544
Current portion of restructuring	24,585	25,540
Current portion of deferred revenue	7,431	10,378
Current portion of capital lease obligations	1,215	1,185
Current portion of long-term debt	—	99,571

Total current liabilities	111,301	225,519
Other long-term liabilities	856	757
Restructuring, net of current portion	36,997	41,974
Deferred revenue, net of current portion	14,328	13,344
Capital lease obligations, net of current portion	74,426	75,041
Long-term debt	250,000	250,000

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common Stock, $0.001 par value; 500,000 shares authorized: 321,893 shares at June 30, 2007 and 317,342 shares at December 31, 2006 issued and outstanding	322	317
Additional paid-in capital	4,691,460	4,657,177
Accumulated other comprehensive loss	(5,074)	(1,326)
Accumulated deficit	(2,535,450)	(2,510,991)

Total stockholders' equity	2,151,258	2,145,177

Total liabilities and stockholders' equity	$2,639,166	$2,751,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands, except per share amounts)
Revenues:
Net product sales	$62,550	$58,786	$121,190	$112,159
Revenue under strategic alliances	11,826	27,165	27,540	65,794
Royalties	38,903	34,172	75,273	64,645

Total revenues	113,279	120,123	224,003	242,598

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	5,379	14,102	10,737	29,930
Research and development (Note 1)	73,382	79,309	144,611	161,907
Selling, general and administrative (Note 1)	47,032	37,391	86,557	72,856
Restructuring	5,772	1,554	11,383	4,385
Amortization of intangibles	8,487	8,487	16,974	16,974

Total costs and expenses	140,052	140,843	270,262	286,052

Loss from operations	(26,773)	(20,720)	(46,259)	(43,454)

Other income (expense):
Investment income, net	11,567	5,777	27,062	10,402
Interest expense	(2,475)	(2,724)	(5,262)	(5,456)

Net loss	$(17,681)	$(17,667)	$(24,459)	$(38,508)

Amounts per common share:
Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.08)	$(0.12)

Weighted average shares, basic and diluted	317,799	313,321	316,940	312,575

Note 1: Stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Research and development	$3,090	$5,998	$5,145	$12,332
Selling, general and administrative	3,609	5,483	6,956	9,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2007	2006
(in thousands)
Cash Flows from Operating Activities:
Net loss	$(24,459)	$(38,508)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	30,529	33,252
Restructuring charges, net	—	4,368
Amortization of deferred financing costs	857	218
Realized (gain) loss on marketable securities and other investments, net	(5,850)	3,078
401K stock match	2,800	2,838
Stock-based compensation expense	12,101	21,981
Changes in operating assets and liabilities:
Accounts receivable	35,504	(4,671)
Inventory	4,326	2,201
Prepaid expenses and other current assets	1,964	3,834
Restricted cash and other assets	(2,527)	(1,620)
Accounts payable and accrued expenses	(16,733)	(36,954)
Deferred revenue	(1,963)	(11,931)
Other long-term liabilities	99	668

Net cash provided by (used in) operating activities	36,648	(21,246)

Cash Flows from Investing Activities:
Investments in marketable securities	(300,264)	(179,640)
Proceeds from sales and maturities of marketable securities	239,244	206,428
Purchases of property and equipment	(5,826)	(5,552)
Other investing activities	2,097	(1,379)

Net cash provided by (used in) investing activities	(64,749)	19,857

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	19,389	15,966
Repayment of principal of long-term debt obligations	(99,571)	(5,890)
Principal payments on capital leases	(585)	(3,275)

Net cash provided by (used in) financing activities	(80,767)	6,801

Increase (decrease) in cash and cash equivalents	(108,868)	5,412
Effects of exchange rate changes on cash and cash equivalents	7	20
Cash and cash equivalents, beginning of period	212,273	5,029

Cash and cash equivalents, end of period	$103,412	$10,461

Supplemental Cash Flow Information:
Cash paid for interest	$6,757	$5,165

Supplemental Disclosure of Noncash Investing Activities:
Receipt of shares of SGX Pharmaceuticals, Inc. common stock in exchange for note receivable	$—	$6,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

        The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2006, have been derived from audited financial statements.

2.   Summary of Significant Accounting Policies

Reclassifications

        Certain prior year amounts of the condensed consolidated statements of cash flows related to equity adjustments from foreign currency translation have been reclassified to conform to the current year presentation.

        Certain prior year amounts previously included in work in process in the notes to the condensed consolidated financial statements related to inventory have been reclassified to raw materials to conform to the current year presentation. This reclassification has no impact on previously reported net loss or inventory in any period presented.

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents principally consist of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities primarily consist of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. The Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to the statement of operations, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other long-term assets at June 30, 2007 and December 31, 2006.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2007 and December 31, 2006 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three and six months ended June 30, 2007, the Company recorded realized gains on marketable securities and other investments of $1.8 million and $7.8 million, respectively, and recorded realized losses on marketable securities of $1.1 million and $1.9 million, respectively. During the three and six months ended June 30, 2006, the Company did not record significant realized gains on marketable securities and other investments and recorded realized losses on marketable securities of $1.1 million and $3.1 million, respectively.

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Realized gains on marketable securities for the six months ended June 30, 2007 included a realized gain of approximately $3.5 million related to the sale of the Company’s investment in SGX Pharmaceuticals, Inc. and a realized gain of approximately $2.3 million related to the Company’s share of proceeds from a class action proceeding against WorldCom, Inc.  During 2002, the Company recorded realized losses equal to the carrying value of its investment in WorldCom, Inc., as the decline in value was determined to be other-than-temporary at that time.

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

        Revenues from Ortho Biotech Products, L.P. (“OBL”), a member of the Johnson & Johnson Family of Companies, accounted for approximately 18 percent and 14 percent of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively, and 17 percent of consolidated revenues for each of the six months ended June 30, 2007 and 2006.

        Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”) accounted for approximately 21 percent and 30 percent of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively, and 23 percent and 31 percent of consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.

        There were no other significant customers under strategic alliances and royalties in the three and six months ended June 30, 2007 and 2006.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The Company distributes VELCADE in the United States through a sole-source open access distribution model where the Company sells directly to an independent third party who in turn distributes to the wholesaler base. In April 2006, the Company’s distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States.

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

        Inventory consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$4,223	$6,770
Work in process	3,230	6,424
Finished goods	1,819	404

	$9,272	$13,598

Goodwill and Intangible Assets

        Intangible assets consist of the following (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(179,854)	$435,000	$(163,124)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,781)	17,060	(14,537)

Total amortizable intangible assets, excluding developed technology	35,772	(33,493)	35,772	(33,249)
Total indefinite-lived trademark	59,000	—	59,000	—

Total intangible assets, excluding developed technology	$94,772	$(33,493)	$94,772	$(33,249)

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

        Amortization expense was approximately $8.5 million in each of the three months ended June 30, 2007 and 2006 and approximately $17.0 million in each of the six months ended June 30, 2007 and 2006.  The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        Goodwill consists of the excess purchase price over the estimated fair value of net tangible and intangible assets. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from acquisitions. Accordingly, goodwill increased by $1.6 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively.

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended June 30, 2007 and 2006, advertising and promotional expenses were $13.4 million and $5.3 million, respectively. During the six months ended June 30, 2007 and 2006, advertising and promotional expenses were $20.0 million and $10.6 million, respectively.

Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Options and warrants to purchase shares of common stock and unvested restricted shares that were not included in the calculation of diluted shares because the effect of including the options, warrants and unvested restricted shares would have been anti-dilutive were 3.1 million and 3.3 million for the three and six months ended June 30, 2007, respectively, and 1.0 million and 1.3 million for the three and six months ended June 30, 2006, respectively.

Comprehensive Loss

        Comprehensive loss comprises net loss, changes in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(17,681)	$(17,667)	$(24,459)	$(38,508)
Unrealized gain (loss) on marketable securities	(3,112)	(5,130)	(3,727)	3,686
Cumulative translation adjustments	(25)	(657)	(21)	(662)

Comprehensive loss	$(20,818)	$(23,454)	$(28,207)	$(35,484)

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2007	December 31, 2006
Unrealized loss on marketable securities	$(4,083)	$(356)
Cumulative translation adjustments	(991)	(970)

Accumulated other comprehensive loss	$(5,074)	$(1,326)

Stock-Based Compensation Expense

        The Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.  The Company recognized stock-based compensation expense of $6.7 million and $12.1 million during the three and six months ended June 30, 2007, respectively, and $11.5 million and $22.0 million during the three and six months ended June 30, 2006, respectively.

Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adoption will have a material impact on its results of operations, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently analyzing the effect, if any, SFAS 159 will have on its consolidated financial position and results of operations.

        In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

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

        The Company recorded restructuring charges of approximately $8.9 million and $13.9 million during the three and six months ended June 30, 2007, respectively, under the 2006 restructuring program, primarily for facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions.  “Other” in the table below includes the write-off of deferred rent in accordance with SFAS No. 13, “Accounting for Leases,” upon vacating the facilities.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Charges	Payments	Other	Balance at June 30, 2007
Termination benefits	$3,602	$1,489	$(3,545)	$—	$1,546
Facilities	—	12,420	(1,014)	(1,019)	10,387
Other associated costs	—	31	(29)	—	2

Total	$3,602	$13,940	$(4,588)	$(1,019)	$11,935

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

        The Company recorded net restructuring credits of approximately $2.7 million and $2.5 million during the three and six months ended June 30, 2007, respectively, under the 2005 restructuring plan, primarily related to the earlier

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

than anticipated sublease of one of its facilities charged to restructuring in prior years at a higher rate per square foot than it had originally estimated. The Company recorded net restructuring credits of approximately $1.6 million and restructuring charges of approximately $0.3 million during the three and six months ended June 30, 2006, respectively, under the 2005 restructuring plan. The restructuring charges primarily related to additional facility related costs associated with vacated buildings and employee termination benefits. Offsetting these charges was a net credit of approximately $7.8 million resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than the Company had originally estimated.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Charges	Payments	Balance at June 30, 2007
Termination benefits	$133	$(2)	$(96)	$35
Facilities	13,827	(2,468)	(3,013)	8,346
Other associated costs	24	(24)	—	—

Total	$13,984	$(2,494)	$(3,109)	$8,381

    2003 Restructuring Plan

        In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities.

        The Company recorded net restructuring credits of approximately $0.5 million and $0.1 million during the three and six months ended June 30, 2007, respectively, under the Company’s 2003 restructuring plan, primarily related to the earlier than anticipated sublease of one of its facilities charged to restructuring in prior years at a higher rate per square foot than it had originally estimated, offset by net present value adjustments for facilities charged to restructuring in prior years. The Company recorded restructuring charges of approximately $3.2 million and $4.1 million during the three and six months ended June 30, 2006, respectively, under the 2003 restructuring plan, primarily related to adjustments to the Company’s original estimates of the remaining rental obligations for a vacated facility based upon the Company’s inability to secure subtenants in the time and manner included in its earlier estimates.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Charges	Payments	Balance at June 30, 2007
Termination benefits	$—	$(10)	$10	$—
Facilities	49,928	(53)	(8,609)	41,266

Total	$49,928	$(63)	$(8,599)	$41,266

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

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        The projected timing of payments of the remaining restructuring liabilities under all of the Company’s restructuring initiatives at June 30, 2007 is approximately $24.6 million due through June 30, 2008 and $37.0 million thereafter through 2014. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring. The Company expects to record total restructuring charges of between $15.0 to $20.0 million in 2007 related to certain facilities that the Company decided to abandon in November 2006, but will not be vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years.   In connection with the 2006 decision to abandon the facilities in 2007, the Company revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the three and six months ended June 30, 2007, the Company recorded additional amortization expense of approximately $0.2 million and $3.0 million, respectively, in research and development expense related to its decision.

        The Company continues to evaluate its strategic alternatives, including facility consolidation, and as a result, additional restructuring charges could occur in future periods.

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

5.  Convertible Debt

        The Company had the following convertible notes outstanding at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
2.25% convertible senior notes due November 15, 2011	$250,000	$250,000
5.5% convertible subordinated notes due January 15, 2007	—	83,325
5.0% convertible subordinated notes due March 1, 2007	—	16,246

Total	$250,000	$349,571

        The $250.0 million of principal of 2.25% convertible senior notes due November 15, 2011 are convertible into the Company’s common stock at a price equal to $15.47 per share (the “2.25% notes”).  Under the terms of the 2.25% notes, the Company is required to make semi-annual interest payments on the outstanding principal balance on May 15 and November 15 of each year.

        The 2.25% notes are convertible into the Company’s common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the 2.25% notes, which is equal to an initial conversion price of approximately $15.47 per share of stock, subject to adjustment. The 2.25% notes are convertible only in the following circumstances: (1) if the closing price of the common stock exceeds 120% of the conversion price within a specified period, (2) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (3) if the average trading price per $1,000 principal amount is less than 98% of the average conversion of the notes within a specified period or (4) during the last three months prior to the maturity date of the notes, unless previously repurchased by the Company under certain circumstances. In lieu of delivery of shares of the Company’s common stock, the Company may elect to deliver cash or a combination of cash and shares of the

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Company’s common stock in satisfaction of its obligation upon conversion. The 2.25% notes are subordinated in right of payment to future senior indebtedness of the Company.

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

        In March 2007, the Company implemented performance based vesting for a portion of executive officer restricted stock awards.  A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives.  These performance based awards vest over a four year period so long as the predefined annual “target” or “overachievement” performance objectives are met or exceeded.  No shares will vest in the years where “target” and “overachievement” performance objectives are not achieved and such shares will be forfeited.  Performance based awards are recorded as compensation cost, based on the market value on the date the “target” or “overachievement ” performance objectives are known and probable, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards consistent with FASB Interpretation No. 28.

        In May 2007, the Company issued 40,000 restricted stock units to members of the Board of Directors as partial compensation for their board member service. Restricted stock units are recorded as compensation cost, based on the market value on the date of the grant, on a straight-line basis over the requisite service period of approximately one year for each separately vesting portion of the award as if the award was, in substance, multiple awards.

        The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Expected life	2.99	3.5	4.04	3.7	0.5	0.5	0.5	0.5
Risk-free interest	4.71%	4.98%	4.73%	4.77%	4.91%	5.06%	4.87%	4.35%
Volatility	40%	45%	40%	45%	40%	45%	40%	52%

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

        The following table presents the combined option activity of the Company’s stock plans for the six months ended June 30, 2007:

	Shares of Common Stock Attributable to Options	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	27,004,963	$16.19
Granted	976,976	10.87
Exercised	(2,205,056)	7.95
Forfeited or expired	(3,312,901)	22.88

Outstanding at June 30, 2007	22,463,982	$15.93	5.58	$17,882

Vested or expected to vest at June 30, 2007	21,634,624	$16.13	5.47	$17,602

Exercisable at June 30, 2007	18,235,403	$17.06	4.93	$16,553

Millennium Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

        As of June 30, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $10.6 million, including estimated forfeitures, which will be recognized over the weighed-average remaining requisite service period of approximately one and one half years.

        A summary of the status of nonvested shares of restricted stock as of June 30, 2007, and changes during the six months then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	1,659,100	$10.31
Granted	2,164,514	10.84
Vested	(407,694)	10.45
Forfeited	(269,188)	10.52

Nonvested at June 30, 2007	3,146,732	$10.64

        As of June 30, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and units amounted to approximately $18.9 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

7.  Income Taxes

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company’s adoption did not have a material impact on its results of operations, financial position or cash flows as it has not recorded any liabilities relating to uncertain tax positions.

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

        In January 2007, we began, with Ortho Biotech Inc., or OBI, to jointly promote VELCADE for a two year time period to U.S.-based physicians who treat multiple myeloma patients.  In May 2007, the FDA granted marketing approval to OBI for the steroid-sparing therapy of VELCADE / DOXIL® (pegylated liposomal doxorubicin) in multiple myeloma patients who have received at least one prior therapy. We believe this collaboration, with the well-established OBI oncology sales force, will help us to realize the full potential of VELCADE in the U.S. market.

        Our business strategy is to build a portfolio of new medicines based on our understanding of genomics and particular molecular pathways that affect the establishment and progression of diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but expect to seek development and commercial collaborators on favorable terms or when we otherwise believe that doing so would be advantageous to us.

        In April 2007, we announced the advancement of a new small molecule, MLN4924, a novel inhibitor of Nedd 8 Activating Enzyme (NAE), from discovery to the development pipeline. NAE is an unprecedented target in the protein homeostasis pathway that acts upstream of the proteasome, the target of VELCADE. NAE regulates a subset of proteins that controls the survival of cancer cells. MLN4924 is the seventh molecule to advance from our discovery organization to the development pipeline in the past three years.

        In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through Ortho Biotech Products, L.P., or OBL, a member of the Johnson Family of Companies and an affiliate of OBI, outside of the United States for the treatment of multiple myeloma in newly diagnosed, or front-line, patients and for the treatment of additional forms of hematological and solid-tumor cancers. We believe, if approved, these additional uses of VELCADE would lead to a significant expansion of our cancer business. In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions.

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

        In March 2005, we received full approval from the FDA of our supplemental New Drug Application, or sNDA, for VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as second-line or relapsed multiple myeloma. This regulatory decision increased the approved market potential of the drug and also marked the completion of the confirmatory studies required by the FDA after it granted accelerated approval in May 2003. VELCADE as a single agent demonstrated the ability to extend the lives of patients compared to the standard of care at the time. VELCADE has the longest reported survival of any single agent, and is the only therapy with a survival claim in its FDA approved labeling.

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

        In April 2006, we initiated a phase III trial of VELCADE in combination with rituximab in the relapsed follicular and marginal zone non-Hodgkin’s lymphoma setting. As of July 2007, accrual is more than half complete with target enrollment expected to be reached by the end of the first half of 2008.

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

Our Alliances

Ortho Biotech Collaborations

        In June 2003, we entered into an agreement with OBL to collaborate on the commercialization of VELCADE and with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, for the continued clinical development of VELCADE. OBL and its affiliate, Janssen-Cilag, are commercializing VELCADE outside of the United States, and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees that are recorded as royalties from OBL and its affiliates from sales of VELCADE outside of the United States. We manage the supply chain for VELCADE at the expense of OBL for products sold in the OBL territories. We retain an option to co-promote VELCADE with OBL at a future date in specified European countries.

        We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma and non-Hodgkin’s lymphoma, or NHL. JJPRD is responsible for 45% of the joint development costs. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE outside of the United States.

        In January 2007, we began, with OBI, to jointly promote VELCADE for a two year time period to U.S.-based physicians who treat multiple myeloma patients. We pay the cost of a portion of the OBI sales effort dedicated to VELCADE and a commission if sales associated with the increased effort exceed specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to termination fees. We continue to be responsible for manufacturing and distribution of VELCADE in the U.S. Our current agreement with OBL for the promotion of VELCADE outside the U.S. remains unchanged.

INTEGRILIN® (eptifibatide) Injection

        Schering-Plough Ltd. and Schering Corporation, together referred to as SGP, markets INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

SGP Collaboration

        In April 1995, COR Therapeutics, Inc., or COR, entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. We acquired COR in February 2002.  Under our original collaboration agreement with SGP, we generally shared any profits or losses from INTEGRILIN sales in the United States included in co-promotion revenue with SGP, and we granted SGP an exclusive license to market INTEGRILIN outside the United States and the European Union in exchange for royalty obligations.

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

        We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. We estimate VELCADE product returns based on historical return patterns. We expect VELCADE returns to be, and returns have been, generally low because the shelf life for the product is 18 months in the United States, and we expect, and have experienced, that wholesalers will not stock significant inventory. We consider several factors in our estimation process, including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data.  As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so results in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at June 30, 2007.

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

        In March 2006, we revised our annual merit compensation program to include the availability of both stock options and restricted stock to certain employees. In March 2007, we extended the choice of stock options or restricted stock to all employees through the annual merit compensation program.  Additionally, in March 2007, we implemented performance based vesting for a portion of executive officer restricted stock awards.  A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives.  In May 2007, we issued restricted stock units to members of the Board of Directors as partial compensation for their board member service. For the three and six months ended June 30, 2007, we recognized total stock-based compensation expense under SFAS 123R of $6.7 million and $12.1 million, respectively. As of June 30, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $10.6 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years. As of June 30, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and units amounted to approximately $18.9 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years.

Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

        In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently analyzing the effect, if any, SFAS 159 will have on our consolidated financial position and results of operations.

        In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently analyzing the effect, if any, EITF 07-3 will have on our consolidated financial position and results of operations.

Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease) Percentage Change	Six Months Ended June 30,		Increase/ (Decrease) Percentage Change
	2007	2006	2007/2006	2007	2006	2007/2006
(in thousands, except per share amounts)
Revenues:
Net product sales	$62,550	$58,786	6%	$121,190	$112,159	8%
Revenue under strategic alliances	11,826	27,165	(56)	27,540	65,794	(58)
Royalties	38,903	34,172	14	75,273	64,645	16

Total revenues	113,279	120,123	(6)	224,003	242,598	(8)

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	5,379	14,102	(62)	10,737	29,930	(64)
Research and development (Note 1)	73,382	79,309	(7)	144,611	161,907	(11)
Selling, general and administrative (Note 1)	47,032	37,391	26	86,557	72,856	19
Restructuring	5,772	1,554	271	11,383	4,385	160
Amortization of intangibles	8,487	8,487	—	16,974	16,974	—

Total costs and expenses	140,052	140,843	(1)	270,262	286,052	(6)

Loss from operations	(26,773)	(20,720)	29	(46,259)	(43,454)	6

Other income (expense):
Investment income, net	11,567	5,777	100	27,062	10,402	160
Interest expense	(2,475)	(2,724)	(9)	(5,262)	(5,456)	(4)

Net loss	$(17,681)	$(17,667)	0%	$(24,459)	$(38,508)	(36)%

Amounts per common share:
Net loss per share, basic and diluted	$(0.06)	$(0.06)		$(0.08)	$(0.12)

Weighted average shares, basic and diluted	317,799	313,321		316,940	312,575

Note 1: Stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
Research and development	$3,090	$5,998	$5,145	$12,332
Selling, general and administrative	3,609	5,483	6,956	9,649

Revenues

        Total revenues decreased 6% to $113.3 million during the three months ended June 30, 2007, or the 2007 Three Month Period, and 8% to $224.0 million during the six months ended June 30, 2007, or the 2007 Six Month Period, from the comparable periods in 2006. The decrease in the Three Month Period was primarily related to lower strategic alliance revenue as a result of lower revenue under the SGP relationship. Revenue under the SGP relationship was generated from the management of the INTEGRILIN supply chain on behalf of SGP in the form of license fees and reimbursement of manufacturing-related expenses.  On July 1, 2006, SGP began purchasing the majority of the active pharmaceutical ingredient necessary to manufacture INTEGRILIN resulting in lower reimbursement of manufacturing-related expenses during the 2007 Three and Six Month Periods. The decrease in the Six Month Period was primarily the result of decreased milestone revenue during 2007 and lower revenue under the SGP relationship. Partially offsetting these decreases in both periods were increased net product sales of VELCADE within the United States and increased distribution fees recognized from OBL on sales of VELCADE outside of the United States.

        Net product sales of VELCADE increased 6% to $62.6 million in the 2007 Three Month Period and 8% to $121.2 million in the 2007 Six Month Period from the comparable periods in 2006.  The increases in both periods were primarily attributable to growth in product demand as well as price increases during the period.  Reserves for product returns, chargebacks and discounts were within the range of 5% and 10% of gross product sales for all periods presented. Net product sales from VELCADE represented approximately 55% and 49% of our total revenues in the 2007 Three Month Period and the three months ended June 30, 2006, or the 2006 Three Month Period, respectively, and 54% and 46% of our total revenues in the 2007 Six Month Period and the six months ended June 30, 2006, or the 2006 Six Month Period, respectively.

        Revenue under strategic alliances decreased 56% to $11.8 million in the 2007 Three Month Period and 58% to $27.5 million in the 2007 Six Month Period from the comparable periods in 2006.  The decrease in the 2007 Three Month Period was primarily related to lower revenue under the SGP relationship. The decrease in the 2007 Six Month Period was primarily related to a decrease in milestone revenue earned in the 2007 Six Month Period as well as lower revenue under the SGP relationship.  Revenue under the SGP relationship was generated from the management of the INTEGRILIN supply chain on behalf of SGP in the form of license fees and reimbursement of manufacturing-related expenses.  On July 1, 2006, SGP began purchasing the majority of the active pharmaceutical ingredient necessary to manufacture INTEGRILIN resulting in lower reimbursement of manufacturing-related expenses during the 2007 Three and Six Month Periods.

        We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with other biopharmaceutical companies.

        Royalty revenue increased 14% to $38.9 million in the 2007 Three Month Period and 16% to $75.3 million in the 2007 Six Month Period from the comparable periods in 2006. The increase was primarily a result of increased distribution fees recognized from OBL on sales of VELCADE outside of the United States.

Cost of Sales

        Cost of sales decreased 62% to $5.4 million in the 2007 Three Month Period and 64% to $10.7 million in the 2007 Six Month Period from the comparable periods in 2006. Cost of sales included manufacturing-related expenses associated with the sales of VELCADE as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP and GSK.  The decrease in both periods was primarily due to the decrease in INTEGRILIN manufacturing-related expenses as a result of SGP purchasing the majority of the active pharmaceutical ingredient directly as of July 1, 2006.

Research and Development

        Research and development expenses decreased 7% to $73.4 million in the 2007 Three Month Period and 11% to $144.6 million in the 2007 Six Month Period from the comparable periods in 2006. The decreases in both periods were primarily a result of cost reductions associated with our 2006 restructuring efforts combined with reduced stock-based compensation expense.  The reduction in stock-based compensation expense in the 2007 Three Month Period was primarily related to the vesting of certain option grants which were included in expense during the 2006 Three Month Period, as well as normal attrition. The reduction in stock-based compensation expense in the 2007 Six Month Period was primarily due to forfeitures of certain cliff-based awards held by employees who were severed in connection with restructuring initiatives in excess of our original estimates, normal attrition, as well as the vesting of certain options grants which were included in expense during the 2006 Six Month Period.

        In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our drug candidates as of July 2007.

Product Description	Disease Indication	Current Trial Status

Cancer
MLN0518 is a small molecule inhibitor of the class III receptor tyrosine kinase (RTKs), FLT-3, c-KIT, and PDGF-R	Acute myeloid leukemia Glioma(1) Renal cell carcinoma(1) Prostate cancer(1)	phase I/II phase I/II phase I/II phase I/II

MLN8054 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	phase I/II

MLN8237 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	phase I/II

MLN4924 is a small molecule inhibitor of Nedd8 - activating enzyme (NAE)	Advanced malignancies	preclinical

Inflammatory Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 integrin	Ulcerative colitis Crohn's disease	phase I/phase IIa(2)

MLN1202 is a humanized monoclonal antibody directed against CCR2	Multiple sclerosis Atherosclerosis	phase IIa phase IIa - completed

MLN3897 is a small molecule CCR1 inhibitor(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase II

MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I

MLN0415 is a small molecule inhibitor of IKKbeta(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I

MLN6095 is a small molecule CrTh2 receptor antagonist(3)	Asthma	preclinical

__________________
    (1)        Trials are conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

    (2)        Clinical trials in ulcerative colitis patients resumed May 2007 with a new commercially scalable cell line; prior phase II data established proof-of-concept for this mechanism. This molecule has also demonstrated efficacy in Crohn's disease, and we are currently evaluating future trials in this indication.

    (3)        In development through our sanofi-aventis small molecule inflammatory disease collaboration.

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

Selling, General and Administrative

        Selling, general and administrative expenses increased 26% to $47.0 million in the 2007 Three Month Period and 19% to $86.6 million in the 2007 Six Month Period from the comparable periods in 2006.  The increases in both periods were primarily attributable to higher expense associated with the long-term investment in our VELCADE brand, including continuing medical education, higher commission expense payable to our sales force associated with the increased product sales as well as increased costs representing our portion of funding the OBI co-promotion efforts, offset by lower stock-based compensation expense. The reduction in stock-based compensation expense in the 2007 Three Month Period was primarily related to the vesting of certain option grants which were included in expense during the 2006 Three Month Period, as well as normal attrition. The reduction in stock-based compensation expense in the 2007 Six Month Period was primarily due to forfeitures of certain cliff-based awards held by employees who were severed in connection with restructuring initiatives in excess of our original estimates, normal attrition, as well as the vesting of certain options grants which were included in expense during the 2006 Six Month Period.

Restructuring

        During the 2007 Three and Six Month Periods, we recorded a total of $5.8 million and $11.4 million, respectively, in restructuring charges under all of our restructuring initiatives. We recorded restructuring charges of approximately $8.9 million and $13.9 million during the 2007 Three and Six Month Periods, respectively, under the 2006 restructuring program. The restructuring charges primarily related to facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions.

        We recorded net restructuring credits in the 2007 Three and Six Month Periods of approximately $2.7 million and $2.5 million under the 2005 restructuring plan, respectively, primarily related to the earlier than anticipated sublease of one of our facilities charged to restructuring in prior years at a higher rate per square foot than we had originally estimated.

        We also recorded net restructuring credits of $0.5 million and $0.1 million during the 2007 Three and Six Month Periods under the 2003 restructuring plan. The restructuring credits primarily related to the earlier than anticipated sublease of one of our facilities charged to restructuring in prior years at a higher rate per square foot than we had originally estimated offset by net present value adjustments for facilities charged to restructuring in prior years.

        We estimate that, of the remaining restructuring liabilities under all restructuring initiatives at June 30, 2007, we will pay approximately $24.6 million through June 30, 2008 and $37.0 million thereafter through 2014.

        We expect to record total restructuring charges in 2007, under all restructuring initiatives, of between $15.0 million and $20.0 million.  These charges relate primarily to certain facilities that we decided to abandon in November 2006, but will not be vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years.  In connection with the decision to abandon the facilities in 2007, we revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the 2007 Three and Six Month Periods, we recorded additional amortization expense of approximately $0.2 million and $3.0 million, respectively, in research and development expense related to our decision.

        We are still evaluating the need or opportunity for further facilities consolidation associated with the 2006 restructuring initiative and the total future restructuring charges for facility consolidation are dependent upon the nature and timing of the final decisions we make. As we continue to evaluate strategic alternatives, including potential facilities consolidation in connection with our programs, restructuring charges could occur in future periods.

Amortization of Intangibles

        Amortization of intangible assets of $8.5 million in the 2007 Three Month Period and $17.0 million in the 2007 Six Month Period was unchanged from the comparable periods in 2006. Amortization in 2007 and 2006 primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

        Investment income increased 100% to $11.6 million in the 2007 Three Month Period and 160% to $27.1 million in the 2007 Six Month Period from the comparable periods in 2006.  The increase in the 2007 Three Month Period was primarily attributable to a higher average balance of invested funds during the period. The increase in the 2007 Six Month Period was primarily attributable to a higher average balance of invested funds during the period, a $3.5 million realized gain on sale of our investment in SGX Pharmaceuticals, Inc. common stock, and a $2.3 million realized gain recognized in January 2007 related to our share of proceeds upon the settlement of a class action proceeding against WorldCom, Inc.

Interest Expense

        Interest expense decreased 9% to $2.5 million in the 2007 Three Month Period and 4% to $5.3 million in the 2007 Six Month Period from the comparable periods in 2006.  The decrease in both periods was primarily related to decreased capital lease buyouts resulting in lower related interest expense offset slightly by an increase in accrued interest on our convertible notes as a result of higher average balances of indebtedness during the periods.

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

        As of June 30, 2007, we had $844.4 million in cash, cash equivalents and marketable securities. This excludes $7.7 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of June 30, 2007, which primarily serve as collateral for letters of credit securing leased facilities.

Our significant capital resources and sources and uses of cash are as follows:

	June 30, 2007	December 31, 2006
(in thousands)
Cash, cash equivalents and marketable securities	$844,364	$894,349
Working capital	812,574	790,135

	Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$36,648	$(21,246)
Investing activities	(64,749)	19,857
Financing activities	(80,767)	6,801
Capital expenditures (included in investing activities above)	(5,826)	(5,552)

Cash Flows

        Operating activities provided cash of $36.6 million in the 2007 Six Month Period.  The principal source of funds was the collection of accounts receivable offset by the payment of expenses in order to fund our net loss.  Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

        Investing activities used cash of $64.7 million in the 2007 Six Month Period. The principal use of funds was the purchases of marketable securities.  In February 2007, we received proceeds of approximately $3.5 million related to the sale of our investment in SGX Pharmaceuticals, Inc.  In January 2007, we received proceeds of approximately $2.3 million related to our share of proceeds from a class action proceeding against WorldCom, Inc.

        Financing activities used cash of $80.8 million in the 2007 Six Month Period. The principal use of funds was the repayment of our 5.5% and 5.0% convertible subordinated notes in accordance with the payment terms offset by payments received from the purchase of common stock by our employees.  We also used $0.6 million in financing activities to make principal payments on our capital leases.

        We believe that our existing cash and cash equivalents and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        As noted above and in accordance with the payment terms, we paid off the $83.3 million and $16.3 million principal balances on our 5.5% and 5.0% convertible subordinated notes, respectively, during the 2007 Six Month Period.

        There have been no additional significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2006.

        As of June 30, 2007, we did not have any financing arrangements that were not reflected in our balance sheet.

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

        An important part of our strategy to grow our business is to market VELCADE for additional indications. To do so, we will need to successfully conduct clinical trials in accordance with Good Clinical Practices and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials, or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of VELCADE, our revenues may not grow as expected and our business and operating results will be harmed.

We may not be able to obtain approval in additional countries to market VELCADE.

        VELCADE is currently approved for marketing in the United States and a total of more than 80 countries including the countries of the European Union. If we or OBL are not able to obtain approval to market VELCADE in additional countries, OBL will lose the opportunity to sell in those countries and we may not be able to earn potential milestone payments under our agreement with OBL or collect potential distribution fees on sales of VELCADE by OBL in those countries.

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

        Following any future acquisitions, our failure to adequately address the financial, operational or legal risks of these transactions could harm our business. Financial aspects of these transactions that could alter our financial position, reported operating results or stock price include:

•	use of cash resources;

•	higher than anticipated acquisition costs and expenses;

•	potentially dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities, impairment losses or restructuring charges;

•	large write-offs and difficulties in assessing the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount that must be amortized over the appropriate life of the asset; and

•	amortization expenses related to other intangible assets.

        Operational risks that could harm our existing operations or prevent realization of anticipated benefits from these transactions include:

•	challenges associated with managing an increasingly diversified business;

•	disruption of our ongoing business;

•	difficulty and expense in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	diversion of management's time and attention from other business concerns;

•	inability to maintain uniform standards, controls, procedures and policies;

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

•	subsequent loss of key personnel.

        If we are unable to successfully manage our acquisitions, our ability to develop new products and continue to expand our product pipeline may be limited.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

        We have incurred net losses of $17.7 million for the three months ended June 30, 2007 and $17.7 million for the three months ended June 30, 2006. We have incurred net losses of $24.5 million for the six months ended June 30, 2007, $38.5 million for the six months ended June 30, 2006, $44.0 million for the year ended December 31, 2006, $198.2 million for the year ended December 31, 2005 and $252.3 million for the year ended December 31, 2004. We expect to continue to incur operating losses in future periods. Prior to our acquisition of COR Therapeutics, Inc., or COR, in February 2002, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products. As of June 30, 2007, we had an accumulated deficit of $2.5 billion.

        We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to help fund these costs and achieve positive net income. Our ability to achieve positive net income would be adversely impacted if our acquired intangible assets, primarily resulting from our acquisition of COR, and goodwill became impaired as a result of reduced market capitalization or product failures or withdrawals.

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

        At June 30, 2007, we had approximately $250.0 million of outstanding convertible debt and $75.6 million of capital lease obligations. We will be required to make interest payments on our outstanding convertible notes of approximately $6.0 million for each of the next four and a half years. Additionally, we will be required to make interest payments on our capital lease obligations of approximately $2.4 million for each of the next three years.

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

        We recorded restructuring charges of $5.8 million for the three months ended June 30, 2007 and $1.6 million for the three months ended June 30, 2006. We recorded restructuring charges of $11.4 million for the six months ended June 30, 2007, $4.4 million for the six months ended June 30, 2006, $20.4 million for the year ended December 31, 2006, $77.1 million for the year ended December 31, 2005 and $38.0 million for the year ended December 31, 2004. Costs associated with our restructuring efforts include reducing personnel and infrastructure resulting from the restructured relationship with SGP for INTEGRILIN and reducing our in-house research and development technologies and headcount in areas in which we believe the work can now be outsourced cost effectively. As a result of these efforts, we expect to reduce research and development expenses as compared to prior years and recognize other cost savings. We may not achieve our estimated expense reductions or recognize other cost savings anticipated from restructurings because such savings are difficult to predict and speculative in nature. We continue to evaluate strategic alternatives, including facility consolidation, and as a result, additional restructuring charges could occur in future periods.

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

        With respect to VELCADE, on June 26, 2002, Ariad Pharmaceuticals, Inc. sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE. On May 4, 2006, a federal court jury gave a verdict in favor of Ariad in its patent-infringement lawsuit against Eli Lilly relating to United States Patent No. 6,410,516. We expect that Eli Lilly will challenge this verdict and the validity of the patent with the U.S. Court of Appeals. In addition, we are also aware that Amgen Inc. has filed a declaratory relief action seeking an invalidity ruling with respect to this patent. However, Ariad’s initial success in its claim against Eli Lilly may increase the possibility that Ariad could sue additional parties, including us, and allege infringement of the patent.

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

        We are a party to various license agreements. In particular, we license rights to patents for the formulation of VELCADE and issued patents relating to MLN0518 and MLN1202. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

        We market and sell VELCADE in the United States through our cancer-specific sales force. In the first quarter of 2007, we began jointly promoting VELCADE in the United States with OBI. Our success in selling VELCADE will depend heavily on the performance of these sales forces. In areas outside the United States where VELCADE has received approval, OBL or its affiliates market VELCADE. As a result, our ability to earn revenue related to VELCADE outside of the United States will depend heavily on OBL.

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

        We currently rely substantially upon third parties to produce material for preclinical testing purposes and expect to continue to do so in the future. We also currently rely, and expect to continue to rely, upon other third parties, potentially including our collaborators, to produce materials required for clinical trials and for the commercial production of our products.

        There are a limited number of contract manufacturers that operate under the FDA’s current Good Manufacturing Practices, or GMP, regulations capable of manufacturing our products. In addition, the FDA will inspect our contract manufacturers prior to granting approval of a new drug application, and will conduct periodic, unannounced inspections to ensure strict ongoing compliance with current GMPs and other applicable regulations. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or commercialize them, or we may experience delays in doing so.

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

        The trading price of our common stock has been quite volatile, and may be volatile in the future. During the six months ended June 30, 2007, our common stock traded as high as $12.09 per share and as low as $9.88 per share.  During 2006, our common stock traded as high as $12.08 per share and as low as $7.83 per share. Factors such as announcements of our or our competitors’ operating results, data from our or our competitors’ clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors’ products or business could have a significant impact on the future trading prices of our common stock.

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

        Provisions of our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our company. For example, we may issue shares of our authorized “blank check” preferred stock and our stockholders are limited in their ability to call special stockholder meetings. In addition, we have issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or greater interest in our common stock without negotiations with our board of directors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $11.8 million decrease in the fair value of our investments as of June 30, 2007. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio as of June 30, 2007.

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

        As of June 30, 2007, the fair value of our 2.25% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        As of June 30, 2007 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on May 10, 2007, our stockholders voted on five matters, as follows:

1.	The stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to declassify our Board of Directors so that all directors are elected annually and to eliminate the supermajority voting provision relating to removal of directors by the following votes:

For:	278,898,254
Against:	827,170
Abstain:	515,713
Broker Non-Votes:	0

2.	The stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to eliminate supermajority voting provisions by the following votes:

For:	279,055,158
Against:	640,436
Abstain:	545,543
Broker Non-Votes:	0

3.	The stockholders elected Deborah Dunsire, Robert F. Friel, A. Grant Heidrich, III, Charles J. Homcy, Raju S. Kucherlapati, Mark J. Levin, Norman C. Selby, Kenneth E. Weg and Anthony H. Wild to serve as directors for a term of one year to expire at the 2008 Annual Meeting of Stockholders by the following votes:

	Number of Shares
Name	For	Withheld

Deborah Dunsire	276,130,789	4,110,348
Robert F. Friel	278,421,961	1,819,176
A. Grant Heidrich, III	274,877,341	5,363,796
Charles J. Homcy	274,789,787	5,451,350
Raju S. Kucherlapati	275,874,530	4,366,607
Mark J. Levin	274,522,690	5,718,447
Norman C. Selby	277,284,068	2,957,069
Kenneth E. Weg	277,251,183	2,989,954
Anthony H. Wild	278,449,771	1,791,366

4.	The stockholders approved our 2007 Incentive Plan by the following votes:

For:	196,777,422
Against:	21,354,488
Abstain:	530,732
Broker Non-Votes:	61,578,495

5.	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 by the following votes:

For:	276,830,517
Against:	2,951,353
Abstain:	459,267
Broker Non-Votes:	0

Item 6.    Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: August 8, 2007	By	/s/ MARSHA H. FANUCCI

Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†	First Amendment dated May 2, 2007 to the Co-Promotion Agreement between the Company and Ortho Biotech, Inc. dated October 25, 2006

10.2	Form of agreement entered into with certain executive officers of the Company, together with a schedule of the parties thereto

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350

† Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.