Form 10-Q
period 2007-09-30
MILLENNIUM PHARMACEUTICALS INC
filed 2007-11-09
CIK 1002637

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-28494

MILLENNIUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3177038 (I.R.S. Employer Identification No.)
40 Landsdowne Street, Cambridge, Massachusetts (Address of principal executive offices)	02139 (zip code)
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

        Number of shares of the registrant's Common Stock, $0.001 par value, outstanding on November 2, 2007: 322,868,809

MILLENNIUM PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

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

PART I FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,805	$212,273
Marketable securities	789,507	682,076
Accounts receivable, net of allowances of $524 in 2007 and $521 in 2006	59,675	94,516
Inventory	9,304	13,598
Prepaid expenses and other current assets	9,097	13,191

Total current assets	954,388	1,015,654
Property and equipment, net	146,305	153,349
Restricted cash	7,635	7,600
Other assets	28,766	27,900
Goodwill	1,216,503	1,213,910
Developed technology, net	246,780	271,876
Intangible assets, net	61,157	61,523

Total assets	$2,661,534	$2,751,812

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,808	$26,301
Accrued expenses	77,200	62,544
Current portion of restructuring	23,811	25,540
Current portion of deferred revenue	5,012	10,378
Current portion of capital lease obligations	1,230	1,185
Current portion of long-term debt	—	99,571

Total current liabilities	124,061	225,519
Other long-term liabilities	1,712	757
Restructuring, net of current portion	31,063	41,974
Deferred revenue, net of current portion	14,851	13,344
Capital lease obligations, net of current portion	74,112	75,041
Long-term debt	250,000	250,000
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 500,000 shares authorized: 322,416 shares at September 30, 2007 and 317,342 shares at December 31, 2006 issued and outstanding	322	317
Additional paid-in capital	4,702,799	4,657,177
Accumulated other comprehensive loss	(243)	(1,326)
Accumulated deficit	(2,537,143)	(2,510,991)

Total stockholders' equity	2,165,735	2,145,177

Total liabilities and stockholders' equity	$2,661,534	$2,751,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(in thousands, except per share amounts)
Revenues:
Net product sales	$70,360	$53,161	$191,550	$165,320
Revenue under strategic alliances	10,628	17,196	38,168	82,990
Royalties	41,344	33,737	116,617	98,382

Total revenues	122,332	104,094	346,335	346,692

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	6,931	6,730	17,668	36,660
Research and development (Note 1)	72,551	73,436	217,162	235,343
Selling, general and administrative (Note 1)	42,949	34,365	129,506	107,221
Restructuring	1,667	1,352	13,050	5,737
Amortization of intangibles	8,488	8,488	25,462	25,462

Total costs and expenses	132,586	124,371	402,848	410,423

Loss from operations	(10,254)	(20,277)	(56,513)	(63,731)
Other income (expense):
Investment income, net	10,995	5,635	38,057	16,037
Interest expense	(2,434)	(2,478)	(7,696)	(7,934)
Other income	—	3,403	—	3,403

Net loss	$(1,693)	$(13,717)	$(26,152)	$(52,225)

Amounts per common share:
Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.08)	$(0.17)

Weighted average shares, basic and diluted	318,871	314,228	317,591	313,132

Note 1: Stock-based compensation expense is allocated in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Research and development	$3,090	$5,603	$8,235	$17,935
Selling, general and administrative	3,792	4,642	10,748	14,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(26,152)	$(52,225)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	44,094	48,027
Restructuring charges, net	—	4,869
Amortization of deferred financing costs	1,264	322
Realized (gain) loss on marketable securities and other investments, net	(5,608)	4,725
Realized gain on sale of assets to Gene Logic, Inc.	—	(3,403)
401K stock match	3,817	3,881
Stock-based compensation expense	18,983	32,226
Changes in operating assets and liabilities:
Accounts receivable	34,841	(1,758)
Inventory	4,294	2,232
Prepaid expenses and other current assets	4,094	3,157
Restricted cash and other assets	(1,305)	(2,395)
Accounts payable and accrued expenses	(7,587)	(44,063)
Deferred revenue	(3,859)	(16,941)
Other long-term liabilities	955	721

Net cash provided by (used in) operating activities	67,831	(20,625)

Cash Flows from Investing Activities:
Investments in marketable securities	(414,153)	(254,857)
Proceeds from sales and maturities of marketable securities	309,030	296,130
Proceeds from the sale of assets to Gene Logic, Inc.	—	3,403
Purchases of property and equipment	(11,943)	(6,960)
Other investing activities	1,385	(2,003)

Net cash provided by (used in) investing activities	(115,681)	35,713

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	22,828	20,932
Repayment of principal of long-term debt obligations	(99,571)	(5,890)
Principal payments on capital leases	(884)	(3,846)

Net cash provided by (used in) financing activities	(77,627)	11,196

Increase (decrease) in cash and cash equivalents	(125,477)	26,284
Effects of exchange rate changes on cash and cash equivalents	9	24
Cash and cash equivalents, beginning of period	212,273	5,029

Cash and cash equivalents, end of period	$86,805	$31,337

Supplemental Cash Flow Information:
Cash paid for interest	$7,375	$8,811

Supplemental Disclosure of Noncash Investing Activities:
Receipt of shares of SGX Pharmaceuticals, Inc. common stock in exchange for note receivable	$—	$6,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission ("SEC") on March 1, 2007.

        The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2006, have been derived from audited financial statements.

2. Summary of Significant Accounting Policies

Reclassifications

        Certain prior year amounts previously included in work in process in the notes to the condensed consolidated financial statements related to inventory have been reclassified to raw materials to conform to the current year presentation. This reclassification has no impact on previously reported net loss or total inventory in any period presented.

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents principally consist of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities primarily consist of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. The Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to the statement of operations, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other long-term assets at September 30, 2007 and December 31, 2006.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at September 30, 2007 and December 31, 2006 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the three and nine months ended September 30, 2007, the Company recorded realized gains on marketable securities and other investments of $0.2 million and $8.0 million, respectively, and recorded realized losses on marketable securities of $0.4 million and $2.4 million, respectively. During the three and nine months ended September 30, 2006, the Company did not record significant realized gains on marketable securities and recorded realized losses on marketable securities of $1.7 million and $4.7 million, respectively. Realized gains on marketable securities for the nine months ended September 30, 2007 included a realized gain of approximately $3.5 million related to the sale of the Company's investment in SGX Pharmaceuticals, Inc. and a realized gain of approximately $2.3 million related to the Company's share of proceeds from a class action proceeding against WorldCom, Inc. During 2002, the Company recorded realized losses equal to the carrying value of its investment in WorldCom, Inc., as the decline in value was determined to be other-than-temporary at that time.

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

        The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company's product sales are currently related to sales of VELCADE® (bortezomib) for Injection. The remainder of the Company's total revenue is related to its strategic alliances and royalties.

        Revenues from Ortho Biotech Products, L.P. ("OBL"), a member of the Johnson & Johnson Family of Companies, accounted for approximately 19 percent and 14 percent of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively, and 17 percent of consolidated revenues for each of the nine months ended September 30, 2007 and 2006.

        Revenues from Schering-Plough Ltd. and Schering Corporation (collectively "SGP") accounted for approximately 22 percent and 28 percent of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively, and 23 percent and 30 percent of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

        There were no other significant customers under strategic alliances and royalties in the three and nine months ended September 30, 2007 and 2006.

Information Concerning Market and Source of Supply Concentration

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

        The Company distributes VELCADE in the United States through a sole-source open access distribution model where the Company sells directly to an independent third party who in turn distributes to the wholesaler base. In April 2006, the Company's distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States.

        INTEGRILIN® (eptifibatide) Injection has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and SGP co-promoted INTEGRILIN in the United States and shared any profits and losses through August 31, 2005. In September 2005, SGP acquired the exclusive development and commercialization rights to INTEGRILIN in the United States from the Company. In the European Union, GlaxoSmithKline plc ("GSK") exclusively markets INTEGRILIN. The Company continues to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories, and at the expense of GSK in the GSK territory.

        The Company relies on third-party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has three approved manufacturers of eptifibatide, the active pharmaceutical ingredient ("API") necessary to make INTEGRILIN, for both clinical trials and commercial supply. Solvay, S.A. ("Solvay"), one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of the API. In June 2006, the Company received FDA approval of its own alternative process technology utilized by the third manufacturer for the production of eptifibatide in the United States. The European Medicines Agency approved the alternate process technology for eptifibatide in June 2007. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company's marketed products.

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

        Inventory consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$4,733	$6,770
Work in process	3,056	6,424
Finished goods	1,515	404

	$9,304	$13,598

Goodwill and Intangible Assets

        Intangible assets consist of the following (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(188,220)	$435,000	$(163,124)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(14,903)	17,060	(14,537)

Total amortizable intangible assets, excluding developed technology	35,772	(33,615)	35,772	(33,249)
Indefinite-lived trademark	59,000	—	59,000	—

Total intangible assets, excluding developed technology	$94,772	$(33,615)	$94,772	$(33,249)

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

        Amortization expense was approximately $8.5 million in each of the three months ended September 30, 2007 and 2006 and approximately $25.5 million in each of the nine months ended September 30, 2007 and 2006. The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

        As required by SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company tests for goodwill impairment annually, on October 1, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

        On October 1, 2007, the Company performed its annual goodwill impairment test and determined that no impairment existed on that date. The Company continually monitors business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If the Company were to determine that an impairment indicator exists, it would be required to perform an impairment test, which might result in a material impairment charge to the statement of operations.

        Goodwill consists of the excess purchase price over the estimated fair value of net tangible and intangible assets. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from acquisitions. Accordingly, goodwill increased by $2.6 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

  •
  other royalties.

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the three months ended September 30, 2007 and 2006, advertising and promotional expenses were $9.2 million and $3.7 million, respectively. During the nine months ended September 30, 2007 and 2006, advertising and promotional expenses were $29.2 million and $14.3 million, respectively.

Net Loss Per Common Share

        Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Options and warrants to purchase shares of common stock and unvested restricted shares that were not included in the calculation of diluted shares because the effect of including the options, warrants and unvested restricted shares would have been anti-dilutive were 2.7 million and 3.1 million for the three and nine months ended September 30, 2007, respectively, and 1.9 million and 1.5 million for the three and nine months ended September 30, 2006, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) comprises net loss, changes in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,693)	$(13,717)	$(26,152)	$(52,225)
Unrealized gain on marketable securities	4,834	4,584	1,107	8,270
Cumulative translation adjustments	(3)	(565)	(24)	(1,227)

Comprehensive income (loss)	$3,138	$(9,698)	$(25,069)	$(45,182)

        The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2007	December 31, 2006
Unrealized gain (loss) on marketable securities	$751	$(356)
Cumulative translation adjustments	(994)	(970)

Accumulated other comprehensive loss	$(243)	$(1,326)

Stock-Based Compensation Expense

        The Company adopted SFAS No. 123 (revised 2004), "Share Based Payment," ("SFAS 123R"), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company's employee stock purchase plans. The Company recognized stock-based compensation expense of $6.9 million and $19.0 million during the three and nine months ended September 30, 2007, respectively, and $10.2 million and $32.2 million during the three and nine months ended September 30, 2006, respectively.

Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe adoption will have a material impact on its results of operations, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the effect, if any, SFAS 159 will have on its consolidated financial position and results of operations.

        In June 2007, the FASB issued EITF No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

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

        The Company recorded restructuring charges of approximately $1.9 million and $15.8 million during the three and nine months ended September 30, 2007, respectively, under the 2006 restructuring program, primarily for facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions. "Other" in the table below includes the write-off of deferred rent in accordance with SFAS No. 13, "Accounting for Leases," upon vacating the facilities.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Net Charges / (Credits)	Payments	Other	Balance at September 30, 2007
Termination benefits	$3,602	$1,550	$(4,352)	$—	$800
Facilities	—	14,221	(2,509)	(2,168)	9,544
Other associated costs	—	54	(52)	—	2

Total	$3,602	$15,825	$(6,913)	$(2,168)	$10,346

2005 Strategic Refinement

        In October 2005, the Company announced its 2005 restructuring plan in support of a refined business strategy focused on advancing key growth assets, including VELCADE, advancing the Company's clinical pipeline and building a leading oncology-focused discovery organization. In connection with the strategic refinement, the Company substantially reduced its effort in inflammation discovery and reduced overall headcount, including eliminating INTEGRILIN sales and marketing positions, positions in inflammation discovery and various other business support groups.

        The Company recorded restructuring charges of approximately $0.1 million during the three months ended September 30, 2007 and a net restructuring credit of approximately $2.4 million for the nine months ended September 30, 2007 under the 2005 restructuring plan. The net restructuring credit for the nine months ended September 30, 2007 was primarily related to the earlier than anticipated sublease of one of its facilities charged to restructuring in prior years at a higher rate per square foot than it had originally estimated.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Net Charges / (Credits)	Payments	Balance at September 30, 2007
Termination benefits	$133	$(30)	$(103)	$—
Facilities	13,827	(2,363)	(3,745)	7,719
Other associated costs	24	(24)	—	—

Total	$13,984	$(2,417)	$(3,848)	$7,719

2003 Restructuring Plan

        In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities.

        The Company recorded net restructuring credits of approximately $0.3 million and $0.4 million during the three and nine months ended September 30, 2007, respectively, under the Company's 2003 restructuring plan, primarily related to the earlier than anticipated sublease of one of its facilities charged to restructuring in prior years at a higher rate per square foot than it had originally estimated as well as the sublease extension for another facility charged to restructuring in prior years. Offsetting these credits were net present value adjustments for facilities charged to restructuring in prior years.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Net Charges / (Credits)	Payments	Balance at September 30, 2007
Facilities	$49,928	$(358)	$(12,761)	$36,809

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

        In accordance with SFAS No. 146, the Company's facilities related expenses and liabilities in all restructuring plans include estimates of the remaining rental obligations, net of estimated sublease income, for facilities the Company no longer occupies. The Company validates its estimates and assumptions with independent third parties having relevant expertise in the real estate market. The Company reviews its estimates and assumptions on a regular basis, until the outcome is finalized, and makes whatever modifications are necessary, based on the Company's best judgment, to reflect any changed circumstances.

        The projected timing of payments of the remaining restructuring liabilities under all of the Company's restructuring initiatives at September 30, 2007 is approximately $23.8 million due through September 30, 2008 and $31.1 million thereafter through 2014. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring. The Company expects to record total restructuring charges of approximately $15.0 million in 2007 primarily related to certain facilities that the Company decided to abandon in November 2006, but were not vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years. In connection with the 2006 decision to abandon the facilities in 2007, the Company revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the nine months ended September 30, 2007, the Company recorded additional amortization expense of approximately $3.0 million in research and development expense related to its decision.

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

Product Alliances

VELCADE

        In January 2007, the Company and Ortho Biotech Inc. ("OBI") began jointly promoting VELCADE to U.S.-based physicians who treat multiple myeloma patients. The Company pays a proportion of the VELCADE-related costs for the OBI sales force, and OBI is entitled to receive a commission should sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees. The Company continues to be responsible for manufacturing and distribution of VELCADE in the U.S. The current agreement between the Company and OBL for the promotion of VELCADE outside the U.S. remains unchanged.

5. Convertible Debt

        The Company had the following convertible notes outstanding (in thousands):

	September 30, 2007	December 31, 2006
2.25% convertible senior notes due November 15, 2011	$250,000	$250,000
5.5% convertible subordinated notes due January 15, 2007	—	83,325
5.0% convertible subordinated notes due March 1, 2007	—	16,246

Total	$250,000	$349,571

        The $250.0 million of principal of 2.25% convertible senior notes due November 15, 2011 are convertible into the Company's common stock at a price equal to $15.47 per share (the "2.25% notes"). Under the terms of the 2.25% notes, the Company is required to make semi-annual interest payments on the outstanding principal balance on May 15 and November 15 of each year.

        The 2.25% notes are convertible into the Company's common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the 2.25% notes, which is equal to an initial conversion price of approximately $15.47 per share of stock, subject to adjustment. The 2.25% notes are convertible only in the following circumstances: (1) if the closing price of the common stock exceeds 120% of the conversion price within a specified period, (2) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (3) if the average trading price per $1,000 principal amount is less than 98% of the average conversion of the notes within a specified period or (4) during the last three months prior to the maturity date of the notes, unless previously repurchased by the Company under certain circumstances. In lieu of delivery of shares of the Company's common stock, the Company may elect to deliver cash or a combination of cash and shares of the Company's common stock in satisfaction of its obligation upon conversion. The 2.25% notes are subordinated in right of payment to future senior indebtedness of the Company.

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

6. Stock Plans

        SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company's employee stock purchase plans.

        In March 2007, the Company implemented performance based vesting for a portion of executive officer restricted stock awards. A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives. These performance based awards vest over a four year period so long as the predefined annual "target" or "overachievement" performance objectives are met or exceeded. No shares will vest in the years where "target" and "overachievement" performance objectives are not achieved and such shares will be forfeited. Performance based awards are recorded as compensation cost, based on the market value on the date the "target" or "overachievement" performance objectives are known and probable, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards consistent with SFAS 123R.

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

        The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Expected life	4.2	3.7	4.1	3.7	0.5	0.5	0.5	0.5
Risk-free interest	4.32%	4.79%	4.66%	4.77%	4.91%	5.06%	4.87%	4.33%
Volatility	35%	45%	39%	45%	40%	45%	40%	53%

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

        The following table presents the combined option activity of the Company's stock plans for the nine months ended September 30, 2007:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	27,004,963	$16.19
Granted	1,186,796	10.74
Exercised	(2,650,298)	7.91
Forfeited or expired	(3,904,715)	22.45

Outstanding at September 30, 2007	21,636,746	$15.92	5.49	$13,272

Vested or expected to vest at September 30, 2007	20,842,483	$16.13	5.37	$13,133

Exercisable at September 30, 2007	17,863,453	$16.99	4.87	$12,635

        As of September 30, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $8.5 million, including estimated forfeitures, which will be recognized over the weighed-average remaining requisite service period of approximately one and one half years.

        A summary of the status of nonvested shares of restricted stock and restricted stock units as of September 30, 2007, and changes during the nine months then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	1,659,100	$10.31
Granted	2,256,477	10.82
Vested	(507,990)	10.35
Forfeited	(343,366)	10.56

Nonvested at September 30, 2007	3,064,221	$10.64

        As of September 30, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and units amounted to approximately $15.5 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

7. Income Taxes

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company's adoption did not have a material impact on its results of operations, financial position or cash flows as it has not recorded any liabilities relating to uncertain tax positions.

        The Company files income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in major taxing jurisdictions for years before 2004, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2004. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

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

Overview

        We are an innovation-driven biopharmaceutical company focused on discovering, developing and commercializing medicines to change the lives of patients with cancer and inflammatory diseases. We currently commercialize VELCADE, the United States market leader for the treatment of patients with multiple myeloma who have received at least one prior therapy. In addition, VELCADE is the first and only FDA approved therapeutic for the treatment of patients with mantle cell lymphoma, or MCL, who have received at least one prior therapy. We have a development pipeline of clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammatory diseases, and we have an oncology-focused drug discovery organization. Strategic business relationships are a key component of our business.

        In January 2007, we began, with Ortho Biotech Inc., or OBI, to jointly promote VELCADE for a two year time period in the United States. In May 2007, the FDA granted marketing approval to OBI for the steroid-sparing therapy of VELCADE / DOXIL® (pegylated liposomal doxorubicin) in multiple myeloma patients who have received at least one prior therapy. We believe this collaboration, with the well-established OBI oncology sales force, will help us to realize the full potential of VELCADE in the U.S. market.

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

        In inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions. For example, MLN0002 is a highly selective gut-targeted immune therapy being studied in inflammatory bowel diseases. With material from a new commercially scalable cell line, we have completed enrollment in our core bridging studies. We expect to have data from these bridging studies in the first half of next year and to initiate pivotal trials in the timeframe of late 2008 to early 2009.

        In the long-term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs. We also expect to continue to evaluate opportunities to in-license and acquire molecules from other companies in order to supplement our pipeline.

VELCADE® (bortezomib) for Injection

        VELCADE, the first of a new class of medicines called proteasome inhibitors, was the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. We received accelerated approval based on phase II data from the FDA in May 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third-line and beyond. In March 2005, we received approval from the FDA for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as relapsed, or second-line multiple myeloma.

        In September 2007, we announced top-line results of the large, randomized, Phase III VISTA trial in patients with newly diagnosed multiple myeloma. In this trial, the therapy of VELCADE, melphalan and prednisone demonstrated a highly statistically significant improvement, compared with melphalan and prednisone alone, across all efficacy endpoints, including complete remission rate, time to progression, progression free survival and overall survival. Based on these positive data, the control arm of the trial was stopped early to allow patients still being treated with melphalan and prednisone to have VELCADE added to their therapy. We now expect to file a supplementary new drug application, or sNDA, for use of VELCADE in patients with newly diagnosed multiple myeloma, commonly referred to as front-line, in December 2007.

        VELCADE is also approved in the United States for the treatment of patients with mantle cell lymphoma who have received at least one prior therapy, commonly referred to as relapsed, or second-line MCL.

        Outside of the United States, VELCADE is approved by the European Commission as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation. Regulatory authorities in a number of other countries, including countries within Latin America, South-East Asia and Japan have also approved VELCADE. The product is now approved in more than 80 countries.

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

        We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of the product. This program is investigating VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma and non-Hodgkin's lymphoma, or NHL. JJPRD is responsible for 45% of the joint development costs. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE outside of the United States.

        In January 2007, we began, with OBI, to jointly promote VELCADE for a two year time period to U.S.-based physicians. We pay the cost of a portion of the OBI sales effort dedicated to VELCADE and a commission if sales associated with the increased effort exceed specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to termination fees. We continue to be responsible for manufacturing and distribution of VELCADE in the U.S. Our current agreement with OBL for the promotion of VELCADE outside the U.S. remains unchanged.

INTEGRILIN® (eptifibatide) Injection

        Schering-Plough Ltd. and Schering Corporation, together referred to as SGP, market INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

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

        On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. In addition, we are entitled to receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. Minimum royalty payments for 2007 are set at approximately $85.4 million. There are no guaranteed minimum royalty payments beyond 2007. We also receive royalties on net product sales by SGP outside of the United States. SGP's obligation to pay us royalties in other countries expires on a country by country basis upon the later of fifteen years from the first commercial use of an INTEGRILIN product in such country and the expiration of the last to expire patent covering such INTEGRILIN product. We are continuing to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories including the U.S. We receive payments as a result of managing the supply chain and record those payments as strategic alliance revenue.

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

        In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of inflammatory diseases. This agreement covers a substantial portion of our development program in the inflammatory disease area and provides us with potential access to sanofi-aventis' large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of this collaboration has concluded. The development and commercialization programs continue under the agreement.

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

        To date, we and sanofi-aventis have identified a significant number of novel drug targets and associated molecules relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. The alliance has identified several development candidates, one of which, MLN3897, is now being tested in a phase II clinical trial and two of which, MLN3701 and MLN0415, are now being tested by us in phase I clinical trials. A fourth candidate, MLN6095, is now in preclinical testing and is expected to enter a phase I trial in 2008.

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

        We recognize revenue from the sale of VELCADE in the United States when delivery has occurred and title has transferred. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source open access distribution model in which we sell directly to an independent third party who in turn distributes to the wholesaler base. In April 2006, our sole-source distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States. Under our agreement with our sole-source distributor, inventory levels are contractually limited to no more than three weeks. VELCADE product inventory levels held by the sole-source distributor and wholesalers have been and we expect will continue to be within our desired range of one to two weeks of inventory in the distribution channel.

        We record allowances as a reduction to product sales for product returns, chargebacks and discounts at the time of sale. We estimate VELCADE product returns based on historical return patterns. We expect VELCADE returns to be, and returns have been, generally low, and we expect, and have experienced, that wholesalers will not stock significant inventory. We consider several factors in our estimation process, including our internal sales forecasts, inventory levels as provided by wholesalers and third party market research data. As we continually monitor actual product returns and inventory levels in the domestic distribution channel, we have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so results in increased product sales at the time the return estimate is changed. If circumstances change or conditions become more competitive in the market for therapeutic products that address multiple myeloma, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. Our accruals for rebates, chargebacks, and other discounts were immaterial at September 30, 2007.

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

Goodwill

        On October 1, 2007, we performed our annual goodwill impairment test and determined that no impairment existed on that date. However, since the date of acquisition of COR, which generated a significant amount of goodwill, we have experienced a significant decline in market capitalization due to a decline in stock price. We continually monitor business and market conditions, including the restructured relationship with SGP, to assess whether an impairment indicator exists. If we were to determine that an impairment indicator exists, we would be required to perform an impairment test, which could result in a material impairment charge to our statement of operations.

Restructuring

        In accordance with Statement of Financial Accounting Standard, or SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," our facilities related expenses and liabilities under all of our restructuring plans included estimates of the remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy. We validated our estimates and assumptions with independent third parties having relevant expertise in the real estate market. We review our estimates and assumptions on a regular basis until the outcome is finalized, and make whatever modifications we believe necessary, based on our best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

Stock-Based Compensation Expense

        We adopted SFAS No. 123 (revised 2004), "Share Based Payment," or SFAS 123R, effective January 1, 2006 under the modified prospective method. SFAS 123R requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the adoption of SFAS 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In determining our volatility, we have considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity in addition to our historical volatility. After considering other such factors as our stage of development, the length of time we have been public and the impact of having a marketed product, we believe a blended volatility rate based upon historical performance, as well as the implied volatilities of currently traded options, best reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause stock-based compensation expense to vary significantly in future reporting periods.

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

        In March 2006, we revised our annual merit compensation program to include the availability of both stock options and restricted stock to certain employees. In March 2007, we extended the choice of stock options or restricted stock to all employees through the annual merit compensation program. Additionally, in March 2007, we implemented performance based vesting for a portion of executive officer restricted stock awards. A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives. In May 2007, we issued restricted stock units to members of the Board of Directors as partial compensation for their board member service. For the three and nine months ended September 30, 2007, we recognized total stock-based compensation expense under SFAS 123R of $6.9 million and $19.0 million, respectively. As of September 30, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $8.5 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years. As of September 30, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and units amounted to approximately $15.5 million, including estimated forfeitures, which will be amortized over the weighted-average remaining requisite service periods of approximately one and one half years.

Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

        In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently analyzing the effect, if any, SFAS 159 will have on our consolidated financial position and results of operations.

        In June 2007, the FASB issued EITF No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently analyzing the effect, if any, EITF 07-3 will have on our consolidated financial position and results of operations.

Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease) Percentage Change 2007/2006	Nine Months Ended September 30,		Increase/ (Decrease) Percentage Change 2007/2006
	2007	2006		2007	2006
(in thousands, except per share amounts)
Revenues:
Net product sales	$70,360	$53,161	32%	$191,550	$165,320	16%
Revenue under strategic alliances	10,628	17,196	(38)	38,168	82,990	(54)
Royalties	41,344	33,737	23	116,617	98,382	19

Total revenues	122,332	104,094	18	346,335	346,692	0

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	6,931	6,730	3	17,668	36,660	(52)
Research and development (Note 1)	72,551	73,436	(1)	217,162	235,343	(8)
Selling, general and administrative (Note 1)	42,949	34,365	25	129,506	107,221	21
Restructuring	1,667	1,352	23	13,050	5,737	127
Amortization of intangibles	8,488	8,488	—	25,462	25,462	—

Total costs and expenses	132,586	124,371	7	402,848	410,423	(2)

Loss from operations	(10,254)	(20,277)	(49)	(56,513)	(63,731)	(11)
Other income (expense):
Investment income, net	10,995	5,635	95	38,057	16,037	137
Interest expense	(2,434)	(2,478)	(2)	(7,696)	(7,934)	(3)
Other Income	—	3,403	(100)	—	3,403	(100)

Net loss	$(1,693)	$(13,717)	(88)%	$(26,152)	$(52,225)	(50)%

Amounts per common share:
Net loss per share, basic and diluted	$(0.01)	$(0.04)		$(0.08)	$(0.17)

Weighted average shares, basic and diluted	318,871	314,228		317,591	313,132

Note 1: Stock-based compensation expense is allocated in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(in thousands)
Research and development	$3,090	$5,603	$8,235	$17,935
Selling, general and administrative	3,792	4,642	10,748	14,291

Revenues

        Total revenues increased 18% to $122.3 million during the three months ended September 30, 2007, or the 2007 Three Month Period, from the comparable period in 2006, or the 2006 Three Month Period. Revenue of $346.3 million during the nine months ended September 30, 2007, or the 2007 Nine Month Period, remained relatively unchanged from the comparable period in 2006, or the 2006 Nine Month Period. The increase in the 2007 Three Month Period was primarily related to net product sales of VELCADE within the United States and increased distribution fees recognized from OBL on sales of VELCADE outside of the United States, partially offset by a decrease in strategic alliance revenue. For the 2007 Nine Month Period, increases related to net product sales of VELCADE within the United States and increased distribution fees recognized from OBL on sales of VELCADE outside of the United States were offset entirely by a decrease in strategic alliance revenue.

        Net product sales of VELCADE increased 32% to $70.4 million in the 2007 Three Month Period and 16% to $191.6 million in the 2007 Nine Month Period from the comparable periods in 2006. The increases in both periods were primarily attributable to growth in product demand as well as price increases during the periods. Reserves for product returns, chargebacks and discounts were within the range of 5% and 10% of gross product sales for all periods presented. Net product sales from VELCADE represented approximately 58% and 51% of our total revenues for the 2007 and 2006 Three Month Periods, respectively, and 55% and 48% of our total revenues in the 2007 and 2006 Nine Month Periods, respectively.

        Revenue under strategic alliances decreased 38% to $10.6 million in the 2007 Three Month Period and 54% to $38.2 million in the 2007 Nine Month Period from the comparable periods in 2006. The decrease in the 2007 Three Month Period was primarily related to lower license revenue under the SGP relationship, a decrease in manufacturing-related reimbursement revenue earned under the GSK relationship and a decrease in research and development related reimbursement revenue earned under the sanofi-aventis relationship. The decrease in the 2007 Nine Month Period was primarily related to a decrease in milestone revenue earned in the 2007 Nine Month Period as well as lower manufacturing-related reimbursement revenue and lower license revenue under the SGP relationship. Revenue under the SGP relationship was generated from the management of the INTEGRILIN supply chain on behalf of SGP in the form of license fees and reimbursement of manufacturing-related expenses. On July 1, 2006, SGP began purchasing the majority of the active pharmaceutical ingredient necessary to manufacture INTEGRILIN resulting in lower reimbursement of manufacturing-related expenses during the 2007 Nine Month Period.

        We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with other biopharmaceutical companies.

        Royalty revenue increased 23% to $41.3 million in the 2007 Three Month Period and 19% to $116.6 million in the 2007 Nine Month Period from the comparable periods in 2006. The increase was primarily a result of increased distribution fees recognized from OBL on sales of VELCADE outside of the United States.

Cost of Sales

        Cost of sales increased 3% to $6.9 million in the 2007 Three Month Period and decreased 52% to $17.7 million in the 2007 Nine Month Period from the comparable periods in 2006. Cost of sales included manufacturing-related expenses associated with the sales of VELCADE as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP and GSK. The increase in the Three Month Period is due to the timing of drug product shipments offset by lower INTEGRILIN manufacturing-related expenses associated with the GSK relationship. The decrease in the Nine Month Period is primarily due to the decrease in INTEGRILIN manufacturing-related expenses as a result of SGP purchasing the majority of the active pharmaceutical ingredient directly from the manufacturer as of July 1, 2006.

Research and Development

        Research and development expenses decreased 1% to $72.6 million in the 2007 Three Month Period and 8% to $217.2 million in the 2007 Nine Month Period from the comparable periods in 2006. The decreases in both periods were primarily a result of cost reductions associated with our 2006 restructuring efforts combined with reduced stock-based compensation expense offset by an increase in clinical development activity. The reduction in stock-based compensation expense in the 2007 Three Month Period primarily related to the vesting of certain option grants which were included in expense during the entire 2006 Three Month Period, as well as normal attrition. The reduction in stock-based compensation expense in the 2007 Nine Month Period was primarily due to forfeitures in excess of our original estimates related to certain cliff-based awards held by employees who were severed in connection with restructuring initiatives, normal attrition, as well as the vesting of certain options grants which were included in expense during the 2006 Nine Month Period.

        In addition to our ongoing clinical trials of VELCADE, we have a number of drug candidates in clinical and late preclinical development. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our drug candidates as of October 2007.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN0518 is a small molecule inhibitor of the class III receptor tyrosine kinase (RTKs), FLT-3, c-KIT, and PDGF-R	Acute myeloid leukemia Glioma(1) Renal cell carcinoma(1) Prostate cancer (1)	phase I/II phase I/II phase I/II phase I/II
MLN8054 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	phase I/II
MLN8237 is a small molecule inhibitor of Aurora A Kinase	Advanced malignancies	phase I/II
MLN4924 is a small molecule inhibitor of Nedd8-activating enzyme (NAE)	Advanced malignancies	preclinical
Inflammatory Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 integrin	Ulcerative colitis Crohn's disease	phase I/phase IIa(2)
MLN1202 is a humanized monoclonal antibody directed against CCR2	Atherosclerosis	phase IIa-completed
MLN3897 is a small molecule CCR1 inhibitor(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase II
MLN3701 is a small molecule CCR1 inhibitor, backup to MLN3897(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN0415 is a small molecule inhibitor of IKKbeta(3)	Chronic inflammatory diseases such as rheumatoid arthritis	phase I
MLN6095 is a small molecule CrTh2 receptor antagonist(3)	Asthma	Preclinical

(1)
Trials are conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

(2)
Clinical trials resumed May 2007 with a new commercially scalable cell line; prior phase II data established proof-of-concept for this mechanism in ulcerative colitis. This molecule has also demonstrated efficacy in Crohn's disease.

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

Selling, General and Administrative

        Selling, general and administrative expenses increased 25% to $42.9 million in the 2007 Three Month Period and 21% to $129.5 million in the 2007 Nine Month Period from the comparable periods in 2006. The increases in both periods were primarily attributable to higher expense associated with the long-term investment in our VELCADE brand, including continuing medical education, higher commission expense payable to our sales force associated with the increased product sales as well as increased costs representing our portion of funding the OBI co-promotion efforts, offset by lower stock-based compensation expense. The reduction in stock-based compensation expense in the 2007 Three Month Period was primarily related to the vesting of certain option grants which were included in expense during the entire 2006 Three Month Period, as well as normal attrition. The reduction in stock-based compensation expense in the 2007 Nine Month Period was primarily due to forfeitures in excess of our original estimates related to certain cliff-based awards held by employees who were severed in connection with restructuring initiatives, normal attrition, as well as the vesting of certain options grants which were included in expense during the 2006 Nine Month Period.

Restructuring

        During the 2007 Three and Nine Month Periods, we recorded a total of $1.7 million and $13.1 million, respectively, in restructuring charges under all of our restructuring initiatives. We recorded restructuring charges of approximately $1.9 million and $15.8 million during the 2007 Three and Nine Month Periods, respectively, under the 2006 restructuring program. The restructuring charges primarily related to facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions.

        We recorded restructuring charges of approximately $0.1 million for the 2007 Three Month Period and a net restructuring credit of $2.4 million in the 2007 Nine Month Period under the 2005 restructuring plan. The charge for the 2007 Three Month Period was primarily for facilities-related costs associated with vacated buildings. The net restructuring credit for the 2007 Nine Month Period was primarily related to the earlier than anticipated sublease of one of our facilities charged to restructuring in prior years at a higher rate per square foot than we had originally estimated.

        We also recorded net restructuring credits of $0.3 million and $0.4 million during the 2007 Three and Nine Month Periods, respectively, under the 2003 restructuring plan. The restructuring credits primarily related to the earlier than anticipated sublease of one of our facilities charged to restructuring in a prior year at a higher rate per square foot than we had originally estimated as well as the sublease extension for another facility charged to restructuring in a prior year. Offsetting these credits were net present value adjustments for facilities charged to restructuring in prior years.

        We estimate that, of the remaining restructuring liabilities under all restructuring initiatives at September 30, 2007, we will pay approximately $23.8 million through September 30, 2008 and $31.1 million thereafter through 2014.

        We expect to record total restructuring charges in 2007, under all restructuring initiatives, of approximately $15.0 million. These charges relate primarily to certain facilities that we decided to abandon in November 2006, but were not vacated until 2007, as well as net present value adjustments on facilities charged to restructuring in prior years. In connection with the decision to abandon the facilities in 2007, we revised the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the 2007 Nine Month Period, we recorded additional amortization expense of approximately $3.0 million in research and development expense related to our decision.

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

Amortization of Intangibles

        Amortization of intangible assets of $8.5 million in the 2007 Three Month Period and $25.5 million in the 2007 Nine Month Period was unchanged from the comparable periods in 2006. Amortization in 2007 and 2006 primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

        Investment income increased 95% to $11.0 million in the 2007 Three Month Period and 137% to $38.1 million in the 2007 Nine Month Period from the comparable periods in 2006. The increase in the 2007 Three Month Period was primarily attributable to a higher average balance of invested funds during the period and a decrease in realized losses on marketable securities. The increase in the 2007 Nine Month Period was primarily attributable to a higher average balance of invested funds during the period, a $3.5 million realized gain on sale of our investment in SGX Pharmaceuticals, Inc. common stock, and a $2.3 million realized gain recognized in January 2007 related to our share of proceeds upon the settlement of a class action proceeding against WorldCom, Inc.

Interest Expense

        Interest expense decreased 2% to $2.4 million in the 2007 Three Month Period and 3% to $7.7 million in the 2007 Nine Month Period from the comparable periods in 2006. The decrease in both periods was primarily related to decreased capital lease buyouts resulting in lower related interest expense offset slightly by an increase in accrued interest on our convertible notes as a result of higher average balances of indebtedness during the periods.

Other Income

        Other income in the 2006 Three and Nine Month Periods was attributable to a deferred gain recognized as a result of the sale of assets to Gene Logic, Inc.

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

        As of September 30, 2007, we had $876.3 million in cash, cash equivalents and marketable securities. This excludes $7.6 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of September 30, 2007, which primarily serve as collateral for letters of credit securing leased facilities.

        Our significant capital resources and sources and uses of cash are as follows:

(in thousands)	September 30, 2007	December 31, 2006
Cash, cash equivalents and marketable securities	$876,312	$894,349
Working capital	830,327	790,135
	Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$67,831	$(20,625)
Investing activities	(115,681)	35,713
Financing activities	(77,627)	11,196
Capital expenditures (included in investing activities above)	(11,943)	(6,960)

Cash Flows

        Operating activities provided cash of $67.8 million in the 2007 Nine Month Period and used cash of $20.6 million in the 2006 Nine Month Period. The principal source of funds in the 2007 Nine Month Period was the collection of accounts receivable offset by the payment of expenses in order to fund our net loss. The principal use of funds in the 2006 Nine Month Period was to fund our net loss. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

        Investing activities used cash of $115.7 million in the 2007 Nine Month Period and provided cash of $35.7 million in the 2006 Nine Month Period. The principal use of funds in the 2007 Nine Month Period was the purchases of marketable securities. The principal source of funds in the 2006 Nine Month Period was the proceeds from sales and maturities of marketable securities. In February 2007, we received proceeds of approximately $3.5 million related to the sale of our investment in SGX Pharmaceuticals, Inc. In January 2007, we received proceeds of approximately $2.3 million related to our share of proceeds from a class action proceeding against WorldCom, Inc.

        Financing activities used cash of $77.6 million in the 2007 Nine Month Period and provided cash of $11.2 million in the 2006 Nine Month Period. The principal use of funds in the 2007 Nine Month Period was the repayment of our 5.5% and 5.0% convertible subordinated notes in accordance with the payment terms offset by payments received from the purchase of common stock by our employees. The principal source of funds in the 2006 Nine Month Period was from the purchase of common stock by our employees offset by the repayment of our 4.5% convertible subordinated notes in accordance with the payment terms. We also used $0.9 million and $3.8 million in financing activities in the 2007 and 2006 Nine Month Periods, respectively, to make principal payments on our capital leases.

        We believe that our existing cash and cash equivalents and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        As noted above and in accordance with the payment terms, we paid off the $83.3 million and $16.3 million principal balances on our 5.5% and 5.0% convertible subordinated notes, respectively, during the 2007 Nine Month Period.

        There have been no additional significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2006.

        As of September 30, 2007, we did not have any financing arrangements that were not reflected in our balance sheet.

RISK FACTORS THAT MAY AFFECT RESULTS

        This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as "expect," "anticipate," "outlook," "could," "target," "project," "intend," "plan," "believe," "seek," "estimate," "should," "may," "will," "assume" or "continue," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve important risks, uncertainties and assumptions that are difficult to predict. We describe some of the risks, uncertainties and assumptions that could affect our business, including our financial condition and results of operations, in this "Risk Factors" section. We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made.

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

        We are a party to collaborations that transfer responsibility for specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting, to our collaborators. If our collaborators do not fulfill these regulatory obligations, products, including VELCADE or INTEGRILIN, could be withdrawn from the market, which would have a material adverse effect on our business. Additionally, the FDA requires that we, along with our collaborators and third party manufacturers, may not employ, in any capacity, persons who have been debarred under the FDA's Application Integrity Policy. Employment of such a debarred person (even if inadvertently) may result in delays in the FDA's review or approval of our products, or the rejection of data developed with the involvement of such person(s).

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

        With respect to VELCADE, we face competition from Celgene Corporation's Thalomid and Revlimid. In May 2006, the FDA approved the use of Thalomid for the treatment of newly diagnosed multiple myeloma. Revlimid was approved by the FDA in December 2005 for the treatment of patients with myelodysplastic syndromes and in June 2006 for multiple myeloma patients who have received at least one prior therapy. We also face competition for VELCADE from traditional chemotherapy treatments, and there are other potentially competitive therapies for VELCADE, including other proteasome inhibitors, some of which are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of these potentially competing products.

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

  •
  increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

  •
  SGP's inability to complete clinical trials and develop data to promote increased use of INTEGRILIN in its current indications as well as in new indications.

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

        Additionally, we make provisions at the time of sale of VELCADE for discounts, rebates, product returns and other allowances based on historical experience updated for changes in facts and circumstances, as appropriate. To the extent these allowances are incorrect, we may need to adjust our estimates, which could have a material impact on the timing and actual amount of revenue we are able to recognize from these sales. Also, pricing decisions may cause fluctuations in our quarterly results. For example, purchasers of VELCADE may increase purchase orders in anticipation of a price increase and reduce order levels following the price increase.

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

Because of the high demand for talented personnel within our industry, we could experience difficulties in recruiting or retaining employees necessary for our success and growth.

        Because competition for talented employees within our industry is fierce, we may not be successful in hiring, retaining or promptly replacing key management, sales, marketing and technical personnel. Any failure to expeditiously fill our needs for key personnel could reduce our operational capacity and productivity and have a material adverse effect on our business.

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

  •
  disruption of our ongoing business;

  •
  difficulty and expense in assimilating the operations, products, technology, information systems or personnel of acquired companies;

  •
  diversion of management's time and attention from other business concerns;

  •
  inability to maintain uniform standards, controls, procedures and policies, including the requirements of Sarbanes-Oxley;

  •
  the assumption of known and unknown liabilities of acquired companies, including intellectual property claims; and

  •
  subsequent loss of key personnel.

        If we are unable to successfully manage our acquisitions, our ability to develop new products and continue to expand our product pipeline may be limited.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur losses. We will not be successful unless we reverse this trend.

        We have incurred net losses of $1.7 million for the three months ended September 30, 2007 and $13.7 million for the three months ended September 30, 2006. We have incurred net losses of $26.2 million for the nine months ended September 30, 2007, $52.2 million for the nine months ended September 30, 2006, $44.0 million for the year ended December 31, 2006, $198.2 million for the year ended December 31, 2005 and $252.3 million for the year ended December 31, 2004. We expect to continue to incur operating losses in future periods. Prior to our acquisition of COR Therapeutics, Inc., or COR, in February 2002, substantially all of our revenues resulted from payments from collaborators, and not from the sale of products. As of September 30, 2007, we had an accumulated deficit of $2.5 billion.

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

        We cannot be certain when we will achieve ongoing profitability because of the significant uncertainties with respect to our ability to successfully develop products and generate revenues from the sale of approved products and from existing and potential future strategic alliances.

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

        At September 30, 2007, we had approximately $250.0 million of outstanding convertible debt and $75.3 million of capital lease obligations. We will be required to make interest payments on our outstanding convertible notes of approximately $5.8 million for each of the next four and a half years.

        We may in the future incur additional indebtedness, including long-term debt, credit lines and property and equipment financings to finance capital expenditures. We intend to satisfy our current and future debt service obligations from cash generated by our operations, our existing cash and investments and funds from external sources. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations become due. Funds from external sources may not be available on acceptable terms, or at all.

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

        We recorded restructuring charges of $1.7 million for the three months ended September 30, 2007 and $1.4 million for the three months ended September 30, 2006. We recorded restructuring charges of $13.1 million for the nine months ended September 30, 2007, $5.7 million for the nine months ended September 30, 2006, $20.4 million for the year ended December 31, 2006, $77.1 million for the year ended December 31, 2005 and $38.0 million for the year ended December 31, 2004. Costs associated with our restructuring efforts include reducing personnel and infrastructure resulting from the restructured relationship with SGP for INTEGRILIN and reducing our in-house research and development technologies and headcount in areas in which we believe the work can now be outsourced cost effectively. As a result of these efforts, we expect to reduce research and development expenses as compared to prior years and recognize other cost savings. We may not achieve our estimated expense reductions or recognize other cost savings anticipated from restructurings because such savings are difficult to predict and speculative in nature. We continue to evaluate strategic alternatives, including facility consolidation, and as a result, additional restructuring charges could occur in future periods.

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

        Under the terms of our revised agreement with SGP effective as of September 1, 2005, SGP began paying us royalties based on net product sales of INTEGRILIN. In 2007, the minimum royalty payment is set at $85.4 million, with some conditions that could reduce this minimum. There are no minimum guaranteed royalty payments beyond 2007. If SGP's INTEGRILIN sales after 2007 are less than expected, we will receive less royalty revenue than we expect, which could have a material adverse effect on our financial results and our ability to fund other parts of our business.

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

        The validity and permissible scope of patent claims in the pharmaceutical and biotechnology fields, including, for example, the genomics field, involve important unresolved legal principles and are the subject of public policy debate in the United States and abroad. We have filed patent applications in the U.S. and abroad seeking patent protection on our current products and our potential products and processes emanating from our research and development, and we have similarly obtained rights to various patents and patent applications from various third parties under licensing arrangements. There is significant uncertainty both in the United States and abroad regarding the duration and enforceability of patent protection available for pharmaceutical and biopharmaceutical products and processes, for example protection of full-length genes and partial gene sequences. The ultimate scope of patent protection to be afforded such inventions will be dependent upon the decisions rendered by patent offices, courts and legislators in the U.S. and abroad. Thus, there is no assurance that our pending patent applications, or those of third parties that we have licensed, will ultimately be granted as patents or that those patents that have issued or will be issued in the future will withstand challenge in court or patent offices in the U.S. or abroad.

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

        With respect to VELCADE, in June 2002, Ariad Pharmaceuticals, Inc., or Ariad sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE. In 2002, Ariad filed a lawsuit in the United States District Court for the District of Massachusetts against Eli Lilly and Company, or Lilly alleging infringement of certain claims of Ariad's patent. In May 2006, the jury rendered a verdict in favor of Ariad that the claims of the patent asserted in the lawsuit are valid and infringed by Lilly. The jury determined that a reasonable royalty of 2.3% should be awarded. In July 2007, the court entered a judgment in accordance with the jury verdict in favor of Ariad against Lilly. We expect that Lilly will challenge this judgment and the validity of the patent with the U.S. Court of Appeals. In July 2007, Lilly filed a motion to stay entry of the final judgment by the court pending re-examination of the patent and Ariad filed an opposition to this motion. In April 2005, Lilly also filed a request in the United States Patent and Trademark Office to reexamine the patentability of certain claims of Ariad's patent.

        In addition, we are aware that Amgen Inc. has filed a declaratory relief action seeking an invalidity ruling with respect to this patent. However, Ariad's initial success in its claim against Lilly may increase the possibility that Ariad could sue additional parties, including us, and allege infringement of the patent.

        The timing and ultimate outcome of the Lilly and Amgen litigations and the patent reexamination proceeding cannot be determined at this time. As a result, we cannot determine whether or when a final determination as to allowance or rejection of the patent claims will be made or the outcome of any appeal of any such decision that may follow such a ruling. Thus, at the present time, we cannot assess the probability of whether Ariad will seek to enforce the patent against other companies, including our company.

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

        Competition from manufacturers of generic drugs is a major challenge for us in the U.S. and is growing internationally. Upon the expiration or loss of patent protection for one of our products, or upon the "at-risk" launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we could lose the major portion of sales of that product in a very short period, which could adversely affect our business.

        Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products, however, need only demonstrate a level of availability in the bloodstream equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less. The issued U.S. patents related to VELCADE expire in 2014 with patent term extension for VELCADE expiring in 2017 and the issued foreign patents expire in 2015 with extensions issued or pending in a number of countries. However, we may not be granted any such potential or pending extension. The issued United States patents that cover INTEGRILIN expire in 2014 and 2015 and the issued foreign patents expire between 2010 and 2014. Our patent-protected products also can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity.

        In addition, third parties could produce counterfeit products labeled as VELCADE, INTEGRILIN or other of our products in the future. Counterfeit products could reduce sales or compromise goodwill associated with our product brands.

Risks Relating to Product Manufacturing, Marketing and Sales

We depend on third parties to successfully perform certain sales, marketing and distribution functions on our behalf and we may be required to incur significant costs and devote significant efforts to augment our existing capabilities.

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

        There are a limited number of contract manufacturers that operate under the FDA's current Good Manufacturing Practices, or GMP, regulations capable of manufacturing our products. In addition, the FDA will inspect our contract manufacturers prior to granting approval of a new drug application, and will conduct periodic, unannounced inspections to ensure strict ongoing compliance with current GMPs and other applicable regulations. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or commercialize them, or we may experience delays in doing so.

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

        We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have three approved manufacturers, two of which currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it for the production of eptifibatide. We expect to cease receiving eptifibatide from Solvay in 2008. Thereafter, Lonza will be our sole source manufacturer of eptifibatide, and we own the process technology utilized by it. We have two approved manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for the United States. If our current manufacturers are unable to continue or decide to discontinue their manufacturing, fill/finish or packaging services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could substantially harm our business.

        In 2006, Solvay raised concerns that the new Millennium process may have been developed using information asserted to be confidential and proprietary to Solvay. We subsequently met with Solvay to demonstrate why we believe no such information was used to develop our new process. If Solvay nevertheless brings a successful claim relating to these concerns and prevails, our ability to practice our new process could be negatively impacted, which could adversely affect our ability to obtain INTEGRILIN from suppliers using the new process or the cost of manufacturing eptifibatide and could in turn negatively impact our business.

If we fail to obtain an adequate level of reimbursement for our products by third party payors, there may be no commercially viable markets for our products.

        The availability and levels of reimbursement by governmental and other third party payors affect the market for any pharmaceutical product or health care service. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. We may not be able to sell our products as successfully or as profitably as we expect if we are required to sell our products at lower than anticipated prices, reimbursement is unavailable or limited in scope or amount or product price increases we implement result in reduced demand or government challenges.

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

        The trading price of our common stock has been quite volatile, and may be volatile in the future. During the nine months ended September 30, 2007, our common stock traded as high as $12.29 per share and as low as $9.49 per share. During 2006, our common stock traded as high as $12.08 per share and as low as $7.83 per share. Factors such as announcements of our or our competitors' operating results, data from our or our competitors' clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors' products or business could have a significant impact on the future trading prices of our common stock.

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

        Provisions of our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our company. For example, we may issue shares of our authorized "blank check" preferred stock and our stockholders are limited in their ability to call special stockholder meetings. In addition, we have issued preferred stock purchase rights that would adversely affect the economic and voting interests of a person or group that seeks to acquire us or a 15% or greater interest in our common stock without negotiations with our board of directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $12.8 million decrease in the fair value of our investments as of September 30, 2007. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio as of September 30, 2007.

        We receive distribution fees from OBL based on worldwide product sales of VELCADE outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily EURO. Movement in foreign currency exchange rates could cause royalty revenue to vary significantly in future reporting periods.

        As of September 30, 2007, the fair value of our 2.25% notes approximates their carrying value. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        As of September 30, 2007 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    Exhibits

(a)
Exhibits

        The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PHARMACEUTICALS, INC. (Registrant)
Dated: November 9, 2007	/s/ MARSHA H. FANUCCI Marsha H. Fanucci Senior Vice President and Chief Financial Officer (principal financial and chief accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Statement Pursuant to 18 U.S.C. §1350
32.2	Statement Pursuant to 18 U.S.C. §1350