Form 10-K
period 2007-12-31
MILLENNIUM PHARMACEUTICALS INC
filed 2008-02-29
CIK 1002637

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Registrant's telephone number, including area code (617) 679-7000
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 29, 2007 was $3,345,067,986 based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market on that date.

         Number of shares outstanding of the registrant's class of Common Stock as of February 22, 2008: 324,850,168.

Documents incorporated by reference:

         Portions of the information required by Part III of Form 10-K will appear in the registrant's definitive Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders and are hereby incorporated by reference into this report.

TABLE OF CONTENTS

PART I

Item 1.	BUSINESS	1
Overview		1
VELCADE		2
Our Development Efforts		3
Our Collaborations		5
Manufacturing		8
Sales and Marketing		8
Competition		9
Drug Research, Discovery and Development		10
Patents and Proprietary Rights; Licenses		11
Government Regulation		12
Employees		16
Available Information		16
Item 1A.	RISK FACTORS	17
Regulatory Risks		17
Risks Relating to Our Business, Strategy and Industry		19
Risks Relating to Our Financial Results and Need for Financing		24
Risks Relating to Collaborators		25
Risks Relating to Intellectual Property		27
Risks Relating to Product Manufacturing, Marketing and Sales		30
Risks Relating to Holding Our Common Stock		33
Item 1B.	UNRESOLVED STAFF COMMENTS	34
Item 2.	PROPERTIES	34
Item 3.	LEGAL PROCEEDINGS	35
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35
OUR EXECUTIVE OFFICERS		35
PART II
Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	37
Item 6.	SELECTED FINANCIAL DATA	39
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	94
Item 9A.	CONTROLS AND PROCEDURES	94
Item 9B.	OTHER INFORMATION	96
PART III
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	97
Item 11.	EXECUTIVE COMPENSATION	97
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	98
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	98
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	98

i

ii

PART I

Item 1.    BUSINESS

Overview

        We are an innovation-driven biopharmaceutical company focused on discovering, developing and commercializing medicines to improve the lives of patients with cancer, inflammatory bowel diseases and other inflammatory diseases. We currently commercialize VELCADE® (bortezomib) for Injection, the global market leader for the treatment of patients with multiple myeloma who have received at least one prior therapy and the United States market leader for the treatment of Mantle Cell Lymphoma, or MCL, patients who have received at least one prior therapy. We are also awaiting a decision from the Food and Drug Administration, or FDA, regarding our application to market VELCADE for patients with newly diagnosed multiple myeloma. We have a development pipeline of clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammatory diseases. We have an oncology-focused drug discovery organization. Strategic business relationships are a key component of our business to maximize the global potential of our products and product candidates.

        VELCADE was first approved in the United States in May 2003 and in the European Union in April 2004 for marketing as a treatment for some types of patients with multiple myeloma, a type of blood cancer. In December 2006, the FDA granted us approval to market VELCADE in the United States for the treatment of some types of patients with MCL, an aggressive subtype of non-Hodgkin's Lymphoma, or NHL. We began marketing VELCADE in the United States shortly after receiving the first approval. We sell VELCADE in the United States directly through our oncology sales force. In the first quarter of 2007, our collaborator Ortho Biotech Products, Inc., or OBI, a member of The Johnson & Johnson Family Of Companies, began jointly promoting VELCADE with us to U.S.-based physicians. We believe this collaboration, with the well-established OBI oncology sales force, is helping us to realize the full potential of VELCADE in the U.S. market. In May 2007, the FDA granted marketing approval to OBI for the combination therapy of VELCADE / DOXIL® (pegylated liposomal doxorubicin) in multiple myeloma patients who have received at least one prior therapy.

        VELCADE is sold in the European Union and other areas where marketing approval has been obtained outside of the United States by Ortho Biotech Products, L.P., or OBL, also a member of The Johnson & Johnson Family Of Companies. The product is now approved in 85 countries. In 2007, U.S. sales of VELCADE were approximately $265.2 million, which represented approximately 50% of our total revenue for 2007. In 2006, U.S. sales of VELCADE were approximately $220.5 million, which represented approximately 45% of our total revenue for 2006. In 2005, U.S. sales of VELCADE were approximately $192.1 million, which represented approximately 34% of our total revenue for 2005.

        Our business strategy is to build a portfolio of new medicines based on our understanding of genomics and protein homeostasis, which is a set of particular molecular pathways that affect the establishment and progression of diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but expect to seek development and commercial collaborators when favorable terms are available or when we otherwise believe that doing so would be advantageous to us. For example, we maintain a significant royalty stake in INTEGRILIN® (eptifibatide) Injection, a cardiovascular product.

        In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through OBL, outside of the United States for the treatment of multiple myeloma in newly diagnosed patients and for the treatment of additional types of cancers. If approved, we believe these additional uses of VELCADE would lead to a significant expansion of our cancer business.

        In the area of inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions. For example, MLN0002 is a highly selective gut-targeted immune therapy being studied in inflammatory bowel diseases. We expect to initiate pivotal trials with MLN0002 in patients with moderate to severe ulcerative colitis and Crohn's disease in the timeframe of late 2008 or early 2009. If we successfully complete these trials and are successful in obtaining FDA approval, we believe MLN0002 could be available to patients as early as 2012. Ulcerative colitis and Crohn's disease represent areas of high unmet medical need with approximately 1.4 million patients worldwide with moderate to severe disease.

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

VELCADE

        VELCADE, the first of a new class of medicines called proteasome inhibitors, was the first treatment in more than a decade to be approved in the United States for patients with multiple myeloma. Based on phase II data, the FDA granted us accelerated approval in May 2003 to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third-line and beyond. In March 2005, the FDA granted us approval to market VELCADE for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as relapsed, or second-line multiple myeloma.

        In late 2007, we announced positive results from the large, randomized, Phase III VISTA trial of VELCADE in patients with newly diagnosed multiple myeloma who are not eligible for stem cell transplantation. In this trial, the combination therapy of VELCADE, melphalan and prednisone demonstrated a highly statistically significant improvement, compared with only melphalan and prednisone alone, across all efficacy endpoints in the trial, including complete remission rate, time to progression, progression free survival and overall survival. Based on these positive data, the control arm of the trial was stopped early to allow patients still being treated with melphalan and prednisone to have VELCADE added to their therapy. In December 2007, we filed a supplementary new drug application, or sNDA, for use of VELCADE in patients with newly diagnosed multiple myeloma. The filing was granted priority review by the FDA. The FDA decision date for approval is scheduled to occur by June 20, 2008.

        Outside of the United States, VELCADE is approved by the European Commission as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation. Regulatory authorities representing 85 other countries, including countries within Europe, Latin America, South-East Asia and Japan have also approved VELCADE. In December 2007, OBL submitted a variation to their Marketing Authorization to the European Medicines Evaluation Agency, or EMEA, for use of VELCADE for the treatment of newly diagnosed multiple myeloma. We expect the EMEA to make a decision on this variation by the end of 2008.

        In December 2006, the FDA granted approval of VELCADE for the treatment of patients with MCL who have received at least one prior therapy, commonly referred to as relapsed, or second-line, MCL. This approval followed the FDA's decision in November 2004 to grant VELCADE fast track designation for MCL due to the high unmet medical need of MCL patients and the strength of clinical trial data for VELCADE in the treatment of MCL.

        Multiple myeloma is a cancer of the bone marrow in which some types of white blood cells are overproduced. As a result, there is decreased production of normal red and normal white blood cells, thereby damaging the body's immune system. The overproduced white blood cells also cause the growth of tumors that spread to multiple sites, causing bone destruction and resulting in pain and bone fractures. In the U.S., multiple myeloma is the second most common hematologic malignancy and, although the disease is predominantly a cancer of the elderly (the median age at diagnosis is 70 years of age), recent statistics indicate both increasing incidence and younger age of onset. In the U.S., more than 50,000 individuals have multiple myeloma, over 19,000 new cases are diagnosed each year and almost 11,000 people die from the disease each year.

        In the U.S., NHL is the most common hematological cancer and the sixth leading cause of cancer death. The prevalence of NHL in the U.S. is approximately 380,000 patients, of which we estimate approximately 100,000 are patients with follicular or marginal zone lymphoma, which are subtypes of NHL, and 10,000 are patients with MCL. In the U.S., there are approximately 63,000 new cases of NHL diagnosed in the U.S. per year, and 19,000 deaths are attributed to the disease annually. MCL is an aggressive, rapidly progressive subtype of NHL. It is not curable with standard treatment. The median life expectancy for a patient with MCL following his or her first relapse is estimated to be one to two years.

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

Our Development Efforts

VELCADE Development

        We believe that VELCADE may have broad applications in the treatment of cancer in addition to its currently approved indications. Over 300 company-sponsored, investigator-initiated, or cooperative group-sponsored trials are ongoing or planned with the goal of exploring the potential of the product alone and in combination with other therapies in a variety of hematological and solid tumor cancers. Principal ongoing VELCADE programs are described below:

  •
  Patients with newly diagnosed multiple myeloma—In addition to the VISTA trial discussed above, other phase III clinical trials in patients with newly diagnosed multiple myeloma are ongoing, exploring the utility of VELCADE in combination with current standards-of-care in this treatment setting in approximately 4,000 patients. The goal of this program is to establish VELCADE as the foundation of the standard-of-care combinations in the transplant eligible and ineligible patient segments. Results from VISTA and two other trials that were presented at the December 2007 annual meeting of the American Society of Hematology, or ASH, showed consistently high complete remission rates, which is a well established clinical endpoint that serves as a surrogate for overall survival.

  •
  Patients with relapsed follicular or marginal zone NHL—We and Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, are currently conducting a phase III clinical trial in patients with relapsed follicular or marginal zone NHL, exploring the potential of VELCADE in combination with rituximab, a recognized standard of care in this disease. We expect to complete target enrollment of this 670-patient trial in the first half of 2008 and we expect to present final data in 2010. Results of a phase II trial of the VELCADE, rituximab combination in this same patient population were presented at the December 2006 ASH meeting showing an overall investigator-assessed response rate of greater than 50 percent with a manageable safety profile.

        We expect that our ability to expand sales of VELCADE may be dependent on the outcome of these ongoing clinical trials as well as many other trials.

Pipeline Development

        In addition to our ongoing clinical trials of VELCADE, we have a significant pipeline of product candidates in clinical and late preclinical development. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN0518 is a small molecule inhibitor of the class III receptor tyrosine kinase (RTKs), FLT-3, c-KIT, and PDGF-R	Acute myeloid leukemia Glioma(1) Prostate cancer(1)	phase I/II phase I/II phase I/II
MLN8054 / MLN8237 are small molecule inhibitors of Aurora A Kinase	Advanced malignancies	phase I
MLN4924 is a small molecule inhibitor of Nedd8—activating enzyme (NAE)	Advanced malignancies	phase I planned
MLN2238 is a second generation proteasome small molecule inhibitor	Advanced malignancies	preclinical
Inflammatory Bowel Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 integrin	Ulcerative colitis Crohn's disease	phase II(2)
Other Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Atherosclerosis Multiple sclerosis	phase IIa-completed
MLN3897 / 3701 are small molecule CCR1 inhibitors(3)	Chronic inflammatory diseases	phase I/II
MLN0415 is a small molecule inhibitor of IKKbeta(3)	Chronic inflammatory diseases	phase I
MLN6095 is a small molecule CrTh2 receptor antagonist(3)	Asthma	preclinical

(1)
Trials are conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

(2)
Clinical trials resumed in May 2007 with a new commercially scalable cell line; prior phase II data established proof-of-concept for this mechanism in ulcerative colitis.

(3)
In development through our sanofi-aventis small molecule inflammatory disease collaboration. In November 2007, we announced that the results from a phase II trial of MLN3897 did not achieve the pre-established criteria for moving this product candidate forward in rheumatoid arthritis. We and sanofi-aventis are evaluating next steps with this program.

        Completion of clinical trials may take several years. The length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate and the nature of the study.

Our Collaborations

        We have entered into commercialization and development arrangements with pharmaceutical and biotechnology companies relating to a broad range of products and potential product opportunities. We believe that these collaborations provide us with the opportunity to maximize the value of our internal resources and to reduce our commercialization and development costs and risks, while at the same time utilizing the resources of other companies to market and develop our products. Under our collaborations, we have in the past and may in the future receive combinations of royalties, distribution fees, license fees, shares of profits and losses and/or milestone and other payments.

Ortho Biotech Collaborations

        In June 2003, we entered into an agreement with OBL to collaborate on the commercialization of VELCADE and with JJPRD for the continued clinical development of VELCADE. OBL and its affiliate, Janssen-Cilag, are commercializing VELCADE outside of the United States, and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from OBL and its affiliates from sales of VELCADE outside of the United States. We manage the supply chain for VELCADE at the expense of OBL for products sold in the OBL territories. We retain a limited option to co-promote VELCADE with OBL at a future date in specified European countries.

        We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of the product. This program is investigating VELCADE to treat multiple forms of solid and hematological tumors, including continued clinical development of VELCADE for multiple myeloma and NHL. JJPRD is responsible for 45% of the joint development costs and we are responsible for the balance. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States and agreed-upon sales levels of VELCADE outside of the United States.

        Decisions regarding the ongoing development and marketing of VELCADE are generally subject to the oversight of a joint steering committee with equal membership from OBL and us. However, in the event of a dispute, specified development, United States commercialization and other decisions are allocated to us, and commercialization decisions outside of the United States and other decisions are allocated to OBL.

        Unless our agreement with OBL is terminated early due to a material uncured breach by one of the parties or by OBL unilaterally subject to specified notice obligations, the agreement continues on a country by country basis outside of the United States until no earlier than the expiration of the last to expire patent covering the manufacture, use or sale of the product in the country. Revenues from this alliance, including license fees, reimbursement of development expenses, milestone payments and distribution fees, accounted for approximately 25% of our total revenues for 2007, 22% of our total revenues in 2006 and 10% of our total revenues in 2005.

        In October 2006, we entered into a two-year agreement with OBI to jointly promote VELCADE in the U.S. Under the terms of the agreement, in the first quarter of 2007, OBI began jointly promoting VELCADE with us to U.S.-based physicians. Under this agreement, we pay the cost of a portion of the OBI sales effort dedicated to VELCADE and a commission if sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under specified circumstances and subject to fees. We continue to be responsible for commercialization, manufacturing and distribution of VELCADE in the U.S.

INTEGRILIN Collaborations

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

        We acquired INTEGRILIN as part of our acquisition of COR Therapeutics, Inc., or COR, in February 2002. INTEGRILIN has been marketed in the United States since 1998 and outside of the United States since 1999. From February 2002 through August 31, 2005, we co-promoted INTEGRILIN in the United States in collaboration with Schering Corporation and Schering- Plough Ltd, together referred to as SGP, and shared profits and losses. As of September 1, 2005, we changed our relationship with SGP from a co-promotion to a royalty based arrangement. SGP now exclusively markets INTEGRILIN in the United States and specified other areas outside of Europe. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in Europe under a license from us.

        In 2007, sales of INTEGRILIN by SGP as reported by SGP were approximately $332.0 million. Approximately 94% of those sales were made in the United States. In 2007, revenues from this alliance, including license fees, reimbursement of manufacturing-related expenses and royalties, accounted for approximately 20% of our 2007 total revenues. In 2006, revenues from this alliance, including license fees, reimbursement of manufacturing-related expenses and royalties accounted for approximately 27% of our 2006 total revenues.

        Under our revised relationship with SGP, we have incurred lower sales and marketing expenses, including personnel related and promotional expenses, associated with INTEGRILIN. For the period September 1, 2005 through December 31, 2005, revenue from SGP, including license fees, reimbursement of manufacturing-related expenses and royalties accounted for approximately 24% of our total revenues during this period. From January 1, 2005 through September 1, 2005, which was the effective date of our modified relationship with SGP, we recognized approximately $123.5 million of co-promotion revenue, or 22% of our total revenue, from sales of INTEGRILIN by SGP during this period.

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

        On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. In addition, we are entitled to receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an

INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. Minimum royalty payments for 2006 and 2007 were approximately $85.4 million. There are no guaranteed minimum royalty payments for 2008 or future years. We also receive royalties on net product sales by SGP in SGP's territory outside of the United States. SGP's obligation to pay us royalties in other countries expires on a country by country basis upon the later of fifteen years from the first commercial sale of an INTEGRILIN product in such country and the expiration of the last to expire patent covering such INTEGRILIN product. We are continuing to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories including the U.S.

GSK License Agreement

        In June 2004, we reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorizations for the European Union from SGP to GSK was completed, and GSK began selling INTEGRILIN in the countries of the European Union. GSK also markets INTEGRILIN in other European countries where it has received approval of the transfer from SGP to GSK of the relevant marketing authorizations. Under the terms of the agreement, we have received license fees and are entitled to royalties from GSK on INTEGRILIN sales in Europe subject to the achievement of specified objectives. We manage the supply chain for INTEGRILIN at the expense of GSK for products sold in the GSK territories.

        Under the license agreement with GSK, GSK has significant final decision-making authority with respect to European marketing issues. Our agreement with GSK continues until the later of December 31, 2014, or as long as GSK continues to commercialize INTEGRILIN in any European country.

sanofi-aventis Small Molecule Inflammatory Disease Collaboration

        In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of inflammatory diseases. This agreement covers several of our development programs in the inflammatory disease area and provides us with potential access to sanofi-aventis' large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of this collaboration has concluded. The development and commercialization programs continue under the agreement.

        As provided in the original agreement, we have agreed to share the responsibility for developing, manufacturing and marketing products and share profits and losses in North America. Outside of North America, sanofi-aventis is responsible for and bears the cost of developing, manufacturing and marketing products arising from the alliance. sanofi-aventis is required to pay us a royalty on product sales outside of North America.

        To date, we and sanofi-aventis have identified several novel drug targets and associated molecules relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. As of the end of 2007, the alliance had identified several development candidates, two of which, MLN3701 and MLN0415, are in clinical trials with another product candidate, MLN6095, now in preclinical testing. In addition, we and sanofi-aventis are currently contemplating further development of MLN3897, a small molecule CCR1 inhibitor.

        Prosecution of development candidates discovered through the collaboration will continue until marketing approval or termination of development by the parties. Either party may terminate development of a development candidate prior to marketing approval, in which case the other party may continue to develop such candidate subject to payment of royalties to the other party.

Manufacturing

        Our strategy with regard to manufacturing is to contract with third parties to meet our needs for commercial supply and, as to most of our compounds, to meet our needs for research, development, preclinical testing and clinical trials. Therefore, we have limited manufacturing capabilities and produce only a small amount of product for research and development and preclinical testing.

        We have established an in-house quality assurance/control program to ensure that our products and product candidates are manufactured in accordance with applicable regulations. We require that our contract manufacturers adhere to current Good Manufacturing Practices, or GMP, except for products and product candidates for toxicology studies and animal studies, which we generally require to be manufactured in accordance with current Good Laboratory Practices, or GLP. The facilities of our contract manufacturers of marketed products must pass regular post-approval inspections by the FDA and other agencies.

        The FDA or other regulatory agencies must approve the processes and the facilities that may be used for the manufacture of any of our potential drug substances and drug products. The manufacture of our products and product candidates is based in part on technology that we believe to be proprietary to our contract manufacturers. In addition, some of our manufacturers may develop process technology related to the manufacture of our compounds that such suppliers own either independently or jointly with us. This could increase our reliance on such manufacturers, require us to obtain a license from such manufacturers in order to have our products manufactured, or result in us not benefiting from the potential efficiencies of new process technologies.

        We manage the commercial and clinical supply chains for the production of both VELCADE and INTEGRILIN. We rely on third party contract manufacturers for the manufacturing of the active ingredient, formulation, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. We have established long term supply relationships for the production of commercial supplies of VELCADE. We believe we currently have a sufficient quantity of bortezomib, the active pharmaceutical ingredient necessary to make VELCADE, to meet the anticipated commercial demand for the product for 2008 and to fulfill the needs for our ongoing and planned clinical trials. We work with two manufacturers to manufacture bortezomib and one manufacturer to complete fill/finish for VELCADE. We have contracted with an additional manufacturer for the fill/finish of VELCADE. We expect that this additional manufacturer will provide services to us in the future.

        We also rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. Two manufacturers provide us with eptifibatide, the raw material necessary to make INTEGRILIN, for both clinical trials and commercial supply. One of the current manufacturers owns the process technology used by it. We expect to cease receiving supplies of eptifibatide from this manufacturer by the end of 2008. The process technology for the production of eptifibatide used by the second manufacturer is owned by us. SGP and GSK have had this proprietary process technology approved in the United States and in the European Union, and, we, GSK or SGP are responsible for submitting that proprietary process technology for approval in other countries, as required. Our supply agreement with this manufacturer ends in 2011. Two approved manufacturers currently perform fill/finish services for INTEGRILIN for us, and we have two packaging suppliers for the United States.

Sales and Marketing

        We have built a specialized oncology sales force with approximately 100 sales representatives and managers located across the United States. This sales force markets VELCADE in its approved indications to physicians, hospitals and other health care providers. Under our agreement with OBI, OBI began jointly promoting VELCADE to U.S.-based physicians in the first quarter of 2007. OBL or its affiliates market VELCADE outside of the United States and pay us distribution fees on product sales. See "Our Collaborations—Ortho Biotech Collaborations." All sales of VELCADE in the United States are distributed through a sole-source distribution model, where we sell directly to a third party who in turn distributes to the wholesaler base.

        SGP's sales force markets INTEGRILIN to clinical cardiologists, interventional cardiologists and emergency medicine physicians. GSK markets and sells INTEGRILIN in the European Union and other European countries, and SGP sells and markets INTEGRILIN elsewhere outside the United States. See "Our Collaborations—INTEGRILIN Collaborations—SGP Collaboration" and "Our Collaborations—INTEGRILIN Collaborations—GSK License Agreement."

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

Competition

        We currently face competition, and believe significant long-term competition can be expected, from a range of pharmaceutical and biotechnology companies. This competition may become more intense as we develop additional products. Some competitors have greater resources and experience than we have. Many of these companies have commercial arrangements with other companies in the biotechnology industry to supplement their own research and development capabilities.

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

  •
  reimbursement and treatment guidelines.

        We expect traditional chemotherapy treatments and other therapies on the market and in development, including other proteasome inhibitors, to compete with VELCADE. In particular, in December 2005, the FDA granted Celgene Corporation approval for Revlimid® (lenalidomide) for the treatment of a subset of patients with myelodysplastic syndromes, a group of related blood disorders, and in June 2006 for the treatment of patients with multiple myeloma who have received at least one prior therapy. Competition from Revlimid may limit future sales of VELCADE. Additionally, in May 2006, the FDA approved the use of Celgene's Thalomid® (thalidomide) for the treatment of newly diagnosed multiple myeloma. We anticipate that Celgene will seek approval of Revlimid for newly diagnosed multiple myeloma in the near-term. There are also other potentially competitive therapies that are in late-stage clinical development for multiple myeloma. We believe that VELCADE generally competes with other marketed therapies on the basis of efficacy, safety, convenience and price.

        Due to the incidence and severity of cardiovascular diseases, the market for therapeutic products that address such diseases is large, and we expect the already intense competition in this field to increase. INTEGRILIN generally competes with other therapies on the basis of efficacy, safety, convenience and price. There are two marketed GP IIb-IIIa inhibitors which compete with INTEGRILIN in the United States and Europe:

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

  •
  increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

  •
  the introduction of new therapeutics to treat cardiovascular disease.

Drug Research, Discovery and Development

        A key element of our overall strategy is to build a sustainable pipeline of innovative new treatments in areas of high unmet medical need—cancer, inflammatory bowel and other inflammatory diseases. Our goal is to generate a sufficiently large portfolio of discovery and development programs at various stages of maturity so that we can move new drugs through clinical development and onto the market on a regular basis.

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

        We are devoting fewer personnel and resources to research and discovery activities than we have in the past. As a result of this shift, we recorded net restructuring charges in 2007 of approximately $12.9 million, in 2006 of approximately $20.4 million and in 2005 of approximately $77.1 million and expect to record additional restructuring charges during 2008 of less than $5.0 million.

        Our research and development expenses totaled $287.1 million in 2007, $310.9 million in 2006 and $334.1 million in 2005. Our research and development expenses are primarily company-sponsored.

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

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for VELCADE. The issued U.S. patents related to VELCADE expire in 2014 with patent term extension for VELCADE composition of matter expiring in 2017. The issued foreign patents expire in 2015 with extensions obtained in several EU countries through 2019 and pending in other countries.

        We own issued United States patents, granted foreign patents and pending United States and foreign applications for INTEGRILIN. The issued United States patents that cover INTEGRILIN expire in 2014 and 2015 and the issued foreign patents expire between 2010 and 2014, including the exclusivity extensions we have received in several countries.

        We also own issued patents and/or pending United States and foreign patent applications related to MLN0002 and MLN1202. The issued United States patents for MLN0002 expire in 2015 and 2016. The issued United States patents for MLN1202 expire in 2018.

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

        For VELCADE, we are a party to an exclusive worldwide Patent License Agreement with the U.S. Public Health Service, or PHS, dated December 12, 2002. This agreement provides us with the right to use the patents belonging to PHS relating to the formulation of VELCADE. Under this agreement we have obligations to pay PHS up-front royalty payments, royalty milestones, royalties on net sales of VELCADE and sublicensing royalties. The license extends through the expiration of any licensed patents that may result from PHS' pending applications unless it is terminated earlier by PHS to meet requirements for public use specified by law, or based on a default by us or a failure to meet our obligations under the agreement, in either case, following a cure period. The issued United States patents to which this license relates expire in 2022.

Trademarks

        We currently own a number of trademarks and servicemarks including: Millennium, the Millennium "M" logo and design, "Transcending the Limits of Medicine," VELCADE, INTEGRILIN and "Breakthrough Science. Breakthrough Medicine." All of these marks are covered by registrations or pending applications for registration in the United States Patent and Trademark Office and in the patent and trademark offices of many other countries. The U.S. registrations for these trademarks will be valid and will not expire for so long as we continue to use and properly maintain their registrations (e.g. obtain renewals at the appropriate time and pay appropriate fees).

Government Regulation

Regulatory Compliance

        Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. Various statutes and regulations also govern or influence, among other things, the manufacturing, safety, labeling, storage, record keeping, distribution and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, any delay in obtaining or any failure to maintain regulatory approvals could materially adversely affect our business.

        In addition, the recently enacted Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, the new law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government's clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties.

        The activities required before a biopharmaceutical product may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, must be submitted to the FDA as part of an investigational new drug application, or IND, which must be reviewed by the FDA and become effective before proposed clinical testing can begin. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an independent institutional review board, or IRB, for approval.

        Typically, clinical testing prior to approval involves a three-phase process, but the phases may overlap or be combined.

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

  •
  In phase III, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data to statistically evaluate the efficacy and safety of the product, as required by the FDA, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

        The FDA, the IRB, or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or for failure to comply with the IRB's requirements, or may impose other conditions.

        The results of the preclinical and clinical testing of a pharmaceutical product, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the product, results of chemical studies and other relevant information, are then submitted to the FDA for review and potential approval to commence commercial sales. For a chemical pharmaceutical product, the submission is in the form of a new drug application, or NDA, and for a biological pharmaceutical product, the submission is in the form of a biologic license application, or BLA. In responding to an NDA or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure that any approval required by the FDA will be obtained on a timely basis, if at all.

        Among the conditions for an NDA or a BLA approval is the requirement that the applicable manufacturing, clinical, pharmacovigilance, quality control and manufacturing procedures conform on an ongoing basis with the FDA's good clinical practices, or GCP, GLP, for specific non-clinical toxicology studies, current GMP and computer information system validation standards. Before approval of an NDA or BLA, the FDA will perform a prelicensing inspection of clinical sites, manufacturing facilities and the related quality control records to determine compliance with these requirements. To assure compliance, applicants must continue to expend time, money and effort in the area of training, production and quality control. After the applicant is licensed for the manufacture of any product, manufacturers are subject to periodic unannounced inspections by the FDA. We also face similar inspections coordinated by the EMEA by inspectors from particular European Union member states that conduct inspections on behalf of the European Union.

        Once an approval is granted, a product will be subject to pervasive and continuing regulation by the FDA and other regulatory authorities, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. In addition, the FDA may require post-approval testing, including phase IV studies, and surveillance programs to monitor the product's safety or efficacy after approval. The FDA may withdraw product approvals if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

        The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologic products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

        In addition, the distribution of prescription pharmaceutical products in the U.S. is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution and recordkeeping requirements for drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

        Regulatory requirements and approval processes in countries outside the United States can be at least as rigorous, costly and uncertain as those requirements and processes in the United States.

        We are also subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We have adopted the Pharmaceutical Research and Manufacturers of America Code, or the PhRMA Code, an industry code developed to govern interactions with healthcare professionals and we have adopted processes that we believe enhance compliance with the PhRMA Code and these laws.

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

        The Medicaid Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, has significantly changed how Medicare pays for VELCADE. As of January 1, 2005, Medicare pays for products covered by the Part B benefit based on the average selling price, or ASP, plus 6%. Medicare had previously paid for these products based on 95% of the average wholesale price, or AWP. To date, the change from the AWP to the ASP system has not had a material adverse impact on our ability to obtain adequate reimbursement for our products.

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

Pricing Controls

        The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payors to contain or reduce the costs of health care through various means. For example, in some foreign markets, pricing reimbursement or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In Canada this practice has led in some instances to lower priced products than in the United States. As a result, importation of products from Canada into the United States may result in reduced product revenues. In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing reimbursement and pricing controls. In addition, legislation has been introduced in the U.S. Congress that, if enacted, would permit more widespread importation or re-importation of pharmaceutical products from foreign countries into the United States, including from countries where the products are sold at lower prices than in the United States. While we cannot predict whether any future legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and results.

Third Party Coverage and Reimbursement

        In the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of coverage and reimbursement from third party payors, such as government and private insurance plans. Third party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Increasingly, third party payors are challenging the prices charged for medical products and services. As a result, in the future, our products could be considered not cost effective or reimbursement to the physician or consumer could become unavailable or could be insufficient to allow us to sell our products on a competitive and profitable basis.

Employees

        As of February 22, 2008, we had approximately 966 full-time employees. We believe that relations with our employees are good.

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

        Our code of conduct, the Core Values Handbook, our Board Policies, and the charters of the Audit Committee, Compensation and Talent Committee, Research and Development Committee and Board Governance Committee are all available on the corporate governance section of our website at http://www.millennium.com/investors. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts, U.S.A. 02139 or submitting a request through the website.

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

Regulatory Risks

Our business will be harmed if we do not obtain approval to market VELCADE for additional therapeutic uses.

        An important part of our strategy to grow our business is to market VELCADE for additional indications. To do so, we will need to successfully conduct clinical trials in accordance with good clinical practices and then apply for and obtain the appropriate regulatory approvals. If we are unsuccessful in our clinical trials, or we experience a delay in obtaining or are unable to obtain authorizations for expanded uses of VELCADE, our revenues will not grow as expected and our business and operating results will be harmed. For example, in December 2007 we submitted a sNDA to the FDA, and OBL submitted a variation to their Marketing Authorization to the EMEA, to market VELCADE for patients with newly diagnosed multiple myeloma. If these submissions are not approved by the regulatory agencies, sales of VELCADE could be materially lower than anticipated. Future sales of VELCADE could also be materially lower than expected if the results from our phase III clinical trial in patients with relapsed follicular or marginal zone NHL do not justify a label expansion into this indication.

We may not be able to obtain approval in additional countries to market VELCADE.

        VELCADE is currently approved for marketing in the United States and a total of 85 countries including the countries of the European Union. If OBL is not able to obtain approval to market VELCADE in additional countries, OBL will lose the opportunity to sell in those countries and we may not be able to earn potential milestone payments under our agreement with OBL or collect potential distribution fees on sales of VELCADE by OBL in those countries.

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

        We may need to successfully address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude completing development, obtaining regulatory approval or prevent or limit commercial use. For example, in November 2007, we announced that the results from a phase II trial of MLN3897 did not achieve the pre-established criteria for moving this product candidate forward in rheumatoid arthritis.

        Failure to gain approval for the products we are developing could have a material adverse impact on our business.

If we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, our products could be subject to restrictions or withdrawal from the market.

        Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, adverse event reporting and promotional activities for such product, is subject to continual review and periodic inspections by the FDA and other regulatory authorities. Later discovery of previously unknown problems or safety issues with our products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, warning letters, product recalls or seizures, the imposition of total or partial suspension of production or distribution, fines, civil or criminal penalties or a refusal by the FDA and other regulatory authorities to approve pending applications for marketing approval of new drugs or supplements to approved applications. As with any recently approved therapeutic product, we expect that our knowledge of the safety profile for VELCADE will expand after wider usage, and the possibility exists of patients receiving VELCADE treatment experiencing unexpected or more frequently than expected serious adverse events, which could have a material adverse effect on our business.

        We are a party to collaborations that transfer responsibility for specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting, to our collaborators. If our collaborators do not fulfill these regulatory obligations, products, including VELCADE and INTEGRILIN, could be withdrawn from the market, which would have a material adverse effect on our business. Additionally, the FDA requires that we, along with our collaborators and third party manufacturers, may not employ, in any capacity, persons who have been debarred under the FDA's Application Integrity Policy. Employment of such a debarred person (even if inadvertently) may result in delays in the FDA's review or approval of our products, or the rejection of data developed with the involvement of such person(s).

        Additionally, because VELCADE and other products we may develop could be used in combination with therapies we do not control, our sales of VELCADE and other future products could be adversely impacted if those combined therapies became subject to increased safety concerns, were withdrawn from the market or otherwise lost favor among practitioners.

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval.

        On September 27, 2007, the President signed the FDAAA. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute products after approval.

Some of our products may be based on new technologies, which may affect our ability or the time we require to obtain necessary regulatory approvals.

        Products that result from our research and development programs may be based on new technologies, such as proteasome inhibition, Nedd 8—activating enzyme inhibition, IKK beta inhibition and other new therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer development or regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.

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

        The fields of biotechnology and pharmaceuticals are highly competitive. Many of our competitors are substantially larger than we are, and these competitors have substantially greater capital resources, research and development staffs and facilities than we have. Furthermore, many of our competitors are more experienced than we are in drug research, discovery, development and commercialization, obtaining regulatory approvals and product manufacturing and marketing. As a result, our competitors may discover, develop and commercialize pharmaceutical products before or in a shorter timeframe than we do. In addition, our competitors may discover, develop and commercialize products that make the products that we or our collaborators have developed, or are seeking to develop and commercialize, non-competitive or obsolete.

        With respect to VELCADE, we face competition from Celgene Corporation's Thalomid and Revlimid. In May 2006, the FDA approved the use of Thalomid for the treatment of newly diagnosed multiple myeloma. Revlimid was approved by the FDA in December 2005 for the treatment of a subset of patients with myelodysplastic syndromes and in June 2006 for multiple myeloma patients who have received at least one prior therapy. We also face competition for VELCADE from traditional chemotherapy treatments and other potentially competitive therapies for VELCADE, including other proteasome inhibitors, some of which are in late-stage clinical development for the treatment of multiple myeloma. In addition, multiple myeloma therapies in development may reduce the number of patients available for VELCADE treatment through enrollment of these patients in clinical trials of potentially competing products.

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

  •
  increased use of another class of anti-platelet drugs known as ADP inhibitors in patients whose symptoms make them potential candidates for treatment with INTEGRILIN; and

  •
  the introduction of new therapeutics to treat cardiovascular diseases.

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

        Additionally, we make provisions at the time of sale of VELCADE for discounts, product returns and governmental and contractual adjustments based on historical experience updated for changes in facts and circumstances, as appropriate. To the extent these allowances are incorrect, we may need to adjust our estimates, which could have a material impact on the timing and actual amount of revenue we are able to recognize from these sales. Also, pricing decisions may cause fluctuations in our quarterly results. For example, purchasers of VELCADE may increase purchase orders in anticipation of a price increase and reduce order levels following the price increase.

        A significant portion of INTEGRILIN domestic pharmaceutical sales is made by SGP to major drug wholesalers. These sales are affected by fluctuations in the buying patterns of these wholesalers and the corresponding changes in inventory levels maintained by them. Inventory levels held by these wholesalers may fluctuate significantly from quarter to quarter. If these wholesalers build inventory levels excessively in any quarter, sales to the wholesalers in future quarters may unexpectedly decrease notwithstanding steady prescriber demand. Because SGP commercializes INTEGRILIN and manages product distribution, we have limited insight into or control over factors affecting changes in distributor inventory levels. If SGP does not appropriately manage this distribution, SGP may not realize sales goals for the product which would reduce the royalty revenue we recognize and thus adversely affect our business.

Because many of our research and development projects are based on new technologies and new therapeutic approaches that have not been extensively tested in humans, it is possible that our discovery process will not result in commercial products.

        The process of discovering drugs based upon genomics and other new technologies is evolving rapidly. Our effort to develop new therapeutics is focused on the discovery of novel targets and pathways. Many novel targets and pathways that appear viable in preclinical models do not result in intended biologic outcomes due to pathway redundancy in humans. As a result, we anticipate that many of these targets and pathways will not result in the successful development of marketable therapeutics. Rapid technological development by us or others may result in compounds, products or processes becoming obsolete before we recover our development expenses. Further, manufacturing costs or products based on these new technologies may make products uneconomical to commercialize.

If our clinical trials are unsuccessful, or if they experience significant delays, our ability to commercialize products will be impaired.

        We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be seen in later studies. Any preclinical or clinical test may fail to produce results satisfactory to the FDA or other regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause pending regulatory action to be delayed, a preclinical study or clinical trial to be repeated or prolonged or a program to be terminated, even if other studies or trials relating to the program are successful.

        We may not complete our planned preclinical or clinical trials on schedule or at all. We may not be able to confirm the safety and efficacy of our potential drugs in long-term clinical trials, which may result in a delay or failure to commercialize our products. We may have difficulty obtaining a sufficient number of appropriate patients or clinical support to conduct our clinical trials as planned. A number of additional events could delay the completion of our clinical trials, including:

  •
  conditions imposed on us by the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials, requirements for additional trials or trial data or restrictions on the distribution of products;

  •
  slower enrollment in our clinical trials than we anticipate;

  •
  lower retention rates for patients in our clinical trials than we anticipate;

  •
  insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials; or

  •
  the failure of our third party contractors to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner, or at all.

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

  •
  the incurrence of debt and contingent liabilities;

  •
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

  •
  difficulty of confirming compliance with all applicable laws and regulations;

  •
  the assumption of known and unknown liabilities of acquired companies, including intellectual property claims; and

  •
  subsequent loss of key personnel.

        If we are unable to successfully manage our acquisitions, our ability to develop new products and continue to expand our product pipeline may be limited.

Risks Relating to Our Financial Results and Need for Financing

We have incurred substantial losses and cannot be certain when we will achieve ongoing profitability.

        We recorded net income of $14.9 million for the year ended December 31, 2007, but have incurred net losses of $44.0 million for the year ended December 31, 2006 and $198.2 million for the year ended December 31, 2005. It is possible that we will incur operating losses in future periods which may be significant. As of December 31, 2007, we had an accumulated deficit of $2.5 billion.

        We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to continue to operate profitably. Our ability to generate future profits would be adversely impacted if our acquired intangible assets, primarily resulting from our acquisition of COR, and goodwill became impaired as a result of reduced market capitalization, reduced VELCADE revenues, product failures or withdrawals.

        We cannot be certain if and to what extent we will achieve ongoing profitability because of the significant uncertainties with respect to our ability to successfully develop products and generate revenues from the sale of approved products and from existing and potential future strategic alliances.

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

        At December 31, 2007, we had approximately $250.0 million of convertible debt and $75.0 million of capital lease obligations. We may incur additional indebtedness in the future, including long term debt, credit lines and property and equipment financings to finance capital expenditures. We intend to satisfy our current and future debt service obligations from cash generated by our operations, our existing cash and investments and funds from external sources. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations become due. Funds from external sources may not be available on acceptable terms, or at all.

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

        We recorded net restructuring charges of $12.9 million for the year ended December 31, 2007, $20.4 million for the year ended December 31, 2006, and $77.1 million for the year ended December 31, 2005. Costs associated with our restructuring efforts have included reducing personnel and infrastructure resulting from the restructured relationship with SGP for INTEGRILIN in 2005 and reducing our in-house research and development technologies and headcount in areas in which we believe the work can now be outsourced cost effectively. As a result of these efforts, we expect to recognize other cost savings. We may not achieve our estimated expense reductions or recognize other cost savings anticipated from restructurings because such savings are difficult to predict and speculative in nature.

A portion of our revenues and expenses is subject to exchange rate fluctuations in the normal course of business, which could adversely affect our reported results of operations.

        We receive distribution fees from OBL based on worldwide sales of VELCADE outside of the U.S. and we make payments for certain inventory purchases and clinical trials outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily the euro. Movement in foreign currency exchange rates could cause royalty revenue or clinical trial costs to vary significantly in the future and may affect period-to-period comparisons of our operating results. Historically, we have not hedged our exposure to these fluctuations in exchange rates.

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

        We expect to enter into additional alliances in the future, especially in connection with product development and commercialization. The success of our alliances depends heavily on the efforts and activities of our collaborators.

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

  •
  Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their development and commercialization priorities following mergers and consolidations, which have been common in recent years in these industries. The likelihood of some of our products, including VELCADE and INTEGRILIN, to reach their potential could be limited if our collaborators decrease or fail to increase marketing or spending efforts related to such products.

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

        Under the terms of our revised agreement with SGP effective as of September 1, 2005, SGP began paying us royalties based on net product sales of INTEGRILIN. Under the agreement, beginning in 2008, SGP no longer has minimum royalty obligations to us. As a result, if SGP's INTEGRILIN sales are less than expected, we will receive less royalty revenue than we expect, which could have a material adverse effect on our financial results and our ability to fund other parts of our business.

We may not be successful in establishing additional strategic alliances, which could adversely affect our ability to develop and commercialize products.

        An important element of our business strategy is entering into strategic alliances for the development and commercialization of selected products. In some instances, if we are unsuccessful in reaching an agreement with a suitable collaborator, we may fail to meet all of our business objectives for the applicable product or program. We face significant competition in seeking appropriate collaborators. Moreover, these alliance arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish additional strategic alliances or other alternative arrangements. The terms of any additional strategic alliances or other arrangements that we establish may not be favorable to us. We may incur significant infrastructure, research and development and other expenses as we try to maximize the value of assets subject to these arrangements. Moreover, such strategic alliances or other arrangements may not be successful.

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

        The validity and permissible scope of patent claims in the pharmaceutical and biotechnology fields, including, for example, the genomics field, involve important unresolved legal principles and are the subject of public policy debate in the United States and abroad. We have filed patent applications in the U.S. and abroad seeking patent protection on our current products and our potential products and processes emanating from our research and development, and we have similarly obtained rights to various patents and patent applications from various third parties under licensing arrangements. There is significant uncertainty both in the United States and abroad regarding the duration and enforceability of patent protection available for pharmaceutical and biopharmaceutical products and processes. The ultimate scope of patent protection to be afforded such inventions will be dependent upon the decisions rendered by patent offices, courts and legislators in the U.S. and abroad. Thus, there is no assurance that our pending patent applications, or those of third parties that we have licensed, will ultimately be granted as patents or that those patents that have issued or will be issued in the future will withstand challenge in court or patent offices in the U.S. or abroad.

Third parties may own or control patents or patent applications and require us to seek licenses, which could increase our development and commercialization costs, or prevent us from developing or marketing our products.

        We may not have rights under some patents or patent applications related to some of our existing and proposed products or processes. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, such as those described below, in order to develop, manufacture, sell or import some of our existing and proposed products or processes, we or our collaborators may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad, or those that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products or processes and we could be liable to the holders of those licenses for infringement damages.

        Our MLN0002 and MLN1202 product candidates are humanized monoclonal antibodies. We are aware of third party patents and patent applications that relate to humanized or modified antibodies, products useful for making humanized or modified antibodies and processes for making and using recombinant antibodies.

        With respect to VELCADE, in June 2002, Ariad Pharmaceuticals, Inc., or Ariad, sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE. In 2002, Ariad filed a lawsuit in the United States District Court for the District of Massachusetts against Eli Lilly and Company, or Lilly, alleging infringement of certain claims of Ariad's patent. In May 2006, the jury rendered a verdict in favor of Ariad that the claims of the patent asserted in the lawsuit are valid and infringed by Lilly. The jury determined that a reasonable royalty of 2.3% should be awarded. In July 2007, the court entered a judgment in accordance with the jury verdict in favor of Ariad against Lilly. We expect that Lilly will challenge this judgment and the validity of the patent with the U.S. Court of Appeals. In July 2007, Lilly filed a motion to stay entry of the final judgment by the court pending re-examination of the patent and Ariad filed an opposition to this motion. In April 2005, Lilly also filed a request in the United States Patent and Trademark Office to reexamine the patentability of certain claims of Ariad's patent. In addition, we are aware that Amgen Inc. has filed a declaratory relief action seeking an invalidity ruling with respect to this patent. However, Ariad's initial success in its claim against Lilly may increase the possibility that Ariad could sue additional parties, including us, and allege infringement of the patent.

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

        We are a party to various license agreements. In particular, we license rights to patents for the formulation of VELCADE and issued patents relating to MLN0002, MLN0518 and MLN1202. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

        We market and sell VELCADE in the United States through our cancer-specific sales force. In the first quarter of 2007, we began jointly promoting VELCADE in the United States with OBI. Our success in selling VELCADE depends heavily on the performance of these sales forces. In areas outside the United States where VELCADE has received approval, OBL or its affiliates market VELCADE. As a result, our ability to earn revenue related to VELCADE outside of the United States depends entirely on OBL.

        SGP exclusively markets INTEGRILIN in areas outside of Europe, including the United States, and GSK exclusively markets INTEGRILIN in Europe. As a result, our success in receiving royalties and milestone payments from sales of INTEGRILIN depends entirely on the marketing efforts of these third parties.

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

Because we have no commercial manufacturing capabilities, we are dependent on third party manufacturers to manufacture products for us, or we will be required to incur significant costs and devote significant efforts to establish our own manufacturing facilities and capabilities.

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

Because we have no commercial manufacturing capability for VELCADE or INTEGRILIN, we are dependent on third parties to produce product sufficient to meet market demand.

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

        We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have three approved manufacturers, two of which currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it for the production of eptifibatide. We expect to cease receiving eptifibatide from Solvay by the end of 2008. Thereafter, Lonza will be our sole source manufacturer of eptifibatide, and we own the process technology utilized by it. We have two approved manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for INTEGRILIN for the United States. If our current manufacturers are unable to continue or decide to discontinue their manufacturing, fill/finish or packaging services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could substantially harm our business. Furthermore, if we are responsible for supply chain failures that adversely impact OBL or SGP, we could be liable to these parties for any losses they may incur.

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

        In both the United States, on federal and state levels, and foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. For example, the Medicare Prescription Drug and Modernization Act of 2003 and its implementing regulations impose new requirements for the distribution and pricing of prescription drugs which may adversely affect the marketing of our products. Further proposals are also likely. The potential for adoption of additional proposals and ensuing uncertainty among prescribers could impact sales levels and could affect the timing of product revenue, our ability to raise capital, obtain additional collaborators and market our products.

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

        Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including the importation of prescription drugs that are marketed outside the U.S. and sold at lower prices as a result of drug price regulations by the governments of various foreign countries. Such legislation or regulatory action could lead to a decrease in the price we receive for any approved products, which, in turn, could impair our ability to generate revenue. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales.

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

        Because we are a company operating in a highly regulated industry, for many reasons, regulatory authorities could take enforcement action against us in connection with our marketing activities, including, among other things, seizure of allegedly misbranded product, cessation of promotional activities, imposition of significant fines, injunction or criminal prosecution against us and our officers or employees, and exclusion from government health care programs.

        Our labeling and promotional activities relating to our products are regulated by the FDA and other federal and state regulatory agencies and are subject to associated risks. If we fail to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, the FDA, or the Office of the Inspector General of the Department of Health and Human Services or state Attorneys General could bring an enforcement action against us that could inhibit our marketing capabilities as well as result in significant penalties.

        In addition to FDA requirements, our marketing activities are affected by government regulations and professional standards that constrain marketing practices in the pharmaceutical industry. These include, for example, anti-kickback laws that broadly prohibit payments or other incentives for physicians to prescribe a drug or to select one drug over another; self-referral laws that prohibit transactions in which physicians direct business to suppliers from which they receive compensation or have other financial ties; and industry standards and state laws intended to prevent conflicts of interest in arrangements between health care providers and the pharmaceutical industry.

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

        The trading price of our common stock has been quite volatile, and may be volatile in the future. During the year ended December 31, 2007, our common stock traded as high as $16.62 per share and as low as $9.49 per share. Factors such as announcements of our or our competitors' operating results, data from our competitors' clinical trial results, changes in our prospects, market conditions for biopharmaceutical stocks in general and analyst recommendations or commentary concerning our or our competitors' products or business could have a significant impact on the future trading prices of our common stock.

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

        The price of our common stock may also be affected by the recommendations, estimates and projections of the investment community and our ability to meet or exceed the financial projections we provide to the public. The price may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. We cannot assure you that these factors will not have an adverse effect on the trading price of our common stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        There are no unresolved comments from the Staff of the U.S. Securities and Exchange Commission.

Item 2.    PROPERTIES

        We lease a total of approximately 1,177,000 square feet of office and laboratory space. This table contains information about our materially important leased properties as of December 31, 2007.

Location	Square feet used in current operations	Square feet sublet	Square feet we are seeking to sublease	Use	Lease expiration date
Several locations in Cambridge, Massachusetts	461,906	427,986	147,468	corporate headquarters office laboratory	2008 to 2020
South San Francisco, California	—	78,117	58,125	office laboratory	2011

        In connection with our 2003, 2005 and 2006 restructuring initiatives and resulting consolidation of facilities, we have sublet and are seeking to sublease certain of our leased facilities as shown in the table above. Where possible, we plan to sublease those facilities through the end of the lease terms. We believe that our leased and occupied facilities will be adequate to meet our requirements for the near term.

Item 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2007.

OUR EXECUTIVE OFFICERS

Deborah Dunsire, M.D.    Chief Executive Officer and President (since July 2005)
 Age 45
Dr. Dunsire is Chief Executive Officer and President of Millennium (since July 2005). Prior to joining Millennium, Dr. Dunsire was Head of North American Oncology Operations (2000 to July 2005) and Vice President, Oncology Business Unit (1996 to 2000) of Novartis, a pharmaceutical company. Prior to that she held various positions with Sandoz, a pharmaceutical company (1988 to 1996) in the areas of product management, scientific development and clinical research. Dr. Dunsire is a director of Allergan, Inc., a pharmaceutical company.

Christophe Bianchi, M.D.    Executive Vice President, Commercial Operations (since February 2006)
 Age 46
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

Joseph B. Bolen, Ph.D.    Chief Scientific Officer (since December 2006)
 Age 54
Dr. Bolen was Senior Vice President of Research and Drug Discovery (from August 2003 to December 2006), Senior Vice President of Discovery Research (from April 2002 to August 2003) and Vice President of Oncology (from August 1999 to April 2002). Prior to joining Millennium, Dr. Bolen held various positions in the field of oncology research and development in life sciences companies, including Vice President of Oncologic Diseases at Hoechst Marion Roussel.

Marsha H. Fanucci    Senior Vice President and Chief Financial Officer (since July 2004)
 Age 54
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
 Age 53
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

Laurie B. Keating    Senior Vice President and General Counsel (since September 2004) and Assistant Secretary (since August 2006)
Age 54
Ms. Keating also served as Secretary of Millennium (September 2004 to August 2006). Prior to joining Millennium, Ms. Keating was Vice President of Operations and Finance (September 2003 to September 2004), member of the Board of Directors (June 2001 to December 2007) and Chief Executive Officer (June 2001 to September 2003) of Hydra Biosciences, Inc., a biopharmaceutical company. Previously she held a variety of senior executive positions at high technology companies, including serving as Senior Vice President, General Counsel and Secretary of Iomega Corporation and Sybase, Inc.

Anna Protopapas    Senior Vice President, Corporate Development (since March 2005)
 Age 43
Ms. Protopapas was Vice President, Corporate Development of Millennium (March 2001 to March 2005), Senior Director, Corporate Development (April 1999 to March 2001) and Director, Corporate Development (October 1997 to April 1999). Prior to joining Millennium, Ms. Protopapas held a variety of marketing and business development roles in companies outside of the life sciences field.

Nancy Simonian, M.D.    Chief Medical Officer, Clinical, Medical and Regulatory Affairs (since December 2006)
 Age 47
Dr. Simonian served as Senior Vice President, Clinical, Medical and Regulatory Affairs (from 2004 to December 2006). She was Senior Vice President, Clinical Research (from 2003 to 2004) and joined Millennium as Vice President, Clinical Research (2001 to 2003). Prior to joining Millennium, Dr. Simonian was Vice President of Clinical Research at Biogen, Inc., a biotechnology company.

Peter F. Smith, Ph.D    Senior Vice President, Non-Clinical Development Sciences (since June 2007)
 Age 50
Dr. Smith has served as Senior Vice President at Millennium since April 2001. He joined Millennium as Senior Vice President, Drug Safety and Disposition and Comparative Medicine (from April 2001 to June 2007). Previously he held a variety of senior executive positions at life sciences companies, including Pharmacia and Searle/Monsanto.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Millennium's Common Stock and Related Stockholder Matters

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "MLNM." Prior to July 2006, our common stock traded on the NASDAQ National Market. The following table reflects the range of the reported high and low last sale prices of our common stock for the periods indicated.

	2007		2006
	High	Low	High	Low
First quarter	$11.53	$10.24	$11.15	$9.85
Second quarter	12.09	9.88	10.09	8.04
Third quarter	10.89	9.66	10.99	8.95
Fourth quarter	15.99	10.09	11.97	9.83

        On February 22, 2008, the closing price per share of our common stock was $13.33, as reported on the NASDAQ Global Select Market, and we had approximately 1,431 stockholders of record.

        We have never declared or paid any cash dividends on our common stock. We anticipate that, in the foreseeable future, we will retain any earnings for use in the operation of our business and will not pay any cash dividends.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

        None.

STOCK PERFORMANCE GRAPH

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        This graph compares the performance of Millennium common stock with the performance of the NASDAQ Composite Index and the NASDAQ Pharmaceuticals Index (assuming reinvestment of dividends). The graph assumes $100 invested at the per share closing price on the NASDAQ Global Select Market in Millennium and each of the indices on December 31, 2002. Measurement points are on the last trading days of the years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Millennium Pharmaceuticals, Inc, The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Millennium Pharmaceuticals, Inc.	100.00	234.89	152.90	122.17	137.28	188.66
NASDAQ Composite Index	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Pharmaceuticals Index	100.00	144.89	160.46	160.65	163.42	154.46

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from the consolidated financial statements of Millennium Pharmaceuticals, Inc. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Millennium Pharmaceuticals, Inc.
Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Net product sales	$265,241	$220,452	$192,073	$143,052	$59,647
Co-promotion revenue	—	—	123,524	206,264	184,333
Revenue under strategic alliances	95,417	131,675	204,519	98,890	189,707
Royalties (Note 1)	166,867	134,703	38,192	—	—

Total revenues	527,525	486,830	558,308	448,206	433,687

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	28,380	45,445	141,327	70,286	61,189
Research and development	287,094	310,910	334,110	392,683	478,113
Selling, general and administrative	189,062	162,893	188,673	206,519	189,255
Restructuring	12,886	20,393	77,110	38,033	191,013
Amortization of intangibles	33,950	33,950	33,987	33,512	38,890

Total costs and expenses	551,372	573,591	775,207	741,033	958,460

Loss from operations	(23,847)	(86,761)	(216,899)	(292,827)	(524,773)
Other income, net	38,756	42,808	18,650	40,530	41,086

Net income (loss)	$14,909	$(43,953)	$(198,249)	$(252,297)	$(483,687)

Amounts per common share:
Earnings (loss) per share, basic and diluted	$0.05	$(0.14)	$(0.64)	$(0.83)	$(1.63)

Weighted average shares, basic	318,221	313,724	308,284	304,830	297,641

Weighted average shares, diluted	321,320	313,724	308,284	304,830	297,641

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$891,276	$894,349	$645,588	$700,407	$915,303
Total assets	2,736,500	2,751,812	2,527,632	2,757,031	3,010,263
Current liabilities	132,475	225,519	164,595	240,861	255,758
Capital lease obligations, net of current portion	73,795	75,041	76,226	80,452	87,889
Long term debt, net of current portion	250,000	250,000	99,571	105,461	105,461
Stockholders' equity	2,236,893	2,145,177	2,101,678	2,272,994	2,501,526

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our management's discussion and analysis of our financial condition and results of our operations contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "expect," "anticipate," "intend," "plan," "believe," "may," "will" and similar expressions to help identify forward-looking statements.

        Actual results may differ from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, those factors discussed in this annual report under the heading "Risk Factors."

Overview

        We are an innovation-driven biopharmaceutical company focused on discovering, developing and commercializing medicines to improve the lives of patients with cancer, inflammatory bowel diseases and other inflammatory diseases. We currently commercialize VELCADE, the global market leader for the treatment of patients with multiple myeloma who have received at least one prior therapy and the United States market leader for the treatment of mantle cell lymphoma, or MCL, patients who have received at least one prior therapy. We are also awaiting a decision from the Food and Drug Administration, or FDA, to market VELCADE for patients with newly diagnosed multiple myeloma. We have a development pipeline of clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammatory diseases. We have an oncology-focused drug discovery organization. Strategic business relationships are a key component of our business to maximize the global potential of our products and product candidates.

        In January 2007, we began, with Ortho Biotech Inc., or OBI, to jointly promote VELCADE for a two year time period in the United States. We believe this collaboration, with the well-established OBI oncology sales force, is helping us to realize the full potential of VELCADE in the U.S. market. In May 2007, the FDA granted marketing approval to OBI for the combination therapy of VELCADE/DOXIL® (pegylated liposomal doxorubicin) in multiple myeloma patients who have received at least one prior therapy.

        Our business strategy is to build a portfolio of new medicines based on our understanding of genomics and protein homeostasis, which is a set of particular molecular pathways that affect the establishment and progression of diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. We plan to develop and commercialize many of our products on our own, but expect to seek development and commercial collaborators when favorable terms are available or when we otherwise believe that doing so would be advantageous to us.

        In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through Ortho Biotech Products, L.P., or OBL, a member of The Johnson & Johnson Family Of Companies and an affiliate of OBI, outside of the United States for the treatment of multiple myeloma in newly diagnosed, or front-line, patients and for the treatment of additional types of cancers. We believe, if approved, these additional uses of VELCADE would lead to a significant expansion of our cancer business.

        In the area of inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions. For example, MLN0002 is a highly selective gut-targeted immune therapy being studied in inflammatory bowel diseases. We expect to initiate pivotal trials with MLN0002 in patients with moderate to severe ulcerative colitis and Crohn's disease in late 2008 or early 2009. If we successfully complete these trials and are successful in obtaining FDA approval, we believe MLN0002 could be available to patients as early as 2012.

        In the long term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs. We also expect to continue to evaluate opportunities to in-license and acquire molecules from other companies in order to supplement our pipeline.

VELCADE

        In May 2003, the FDA granted us approval to market VELCADE for the treatment of multiple myeloma patients who have received at least two prior therapies and have demonstrated disease progression on their most recent therapy, commonly referred to as third-line and beyond. In March 2005, the FDA granted us approval for the treatment of patients with multiple myeloma who have received at least one prior therapy, commonly referred to as relapsed, or second-line multiple myeloma.

        In late 2007, we announced positive results from the large, randomized, Phase III VISTA trial in patients with newly diagnosed multiple myeloma who are not eligible for stem cell transplantation. In this trial, the therapy of VELCADE, melphalan and prednisone demonstrated a highly statistically significant improvement, compared with melphalan and prednisone alone across all efficacy endpoints. In December 2007, we filed a supplementary new drug application, or sNDA, for use of VELCADE in patients with newly diagnosed multiple myeloma. The filing was granted priority review by the FDA. The FDA decision date for approval is scheduled to occur by June 20, 2008.

        Outside of the United States, VELCADE is approved by the European Commission as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation. Regulatory authorities in a number of other countries, including countries within Latin America, South-East Asia and Japan have also approved VELCADE. The product is now approved in more than 85 countries. In December 2007, OBL submitted a variation to their Marketing Authorization to the European Medicines Evaluation Agency, or EMEA, for use of VELCADE for the treatment of newly diagnosed multiple myeloma. We expect the EMEA's decision on the submission by the end of 2008.

        In December 2006, the FDA granted approval of VELCADE for the treatment of patients with MCL who have received at least one prior therapy, commonly referred to as relapsed, or second-line MCL.

Our Alliances

VELCADE

Ortho Biotech Collaborations

        In June 2003, we entered into an agreement with OBL to collaborate on the commercialization of VELCADE and with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, for the continued clinical development of VELCADE. OBL and its affiliate, Janssen-Cilag, are commercializing VELCADE outside of the United States, and Janssen Pharmaceutical K.K. is responsible for Japan. We receive distribution fees from OBL and its affiliates from sales of VELCADE outside of the United States. We record these distribution fees as royalties. We manage the supply chain for VELCADE at the expense of OBL for products sold in the OBL territories. We retain a limited option to co-promote VELCADE with OBL at a future date in specified European countries.

        We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of tumors, including continued clinical development of VELCADE for multiple myeloma and non-Hodgkin's lymphoma, or NHL. JJPRD was responsible for 40% of the joint development costs through 2005 and is now responsible for 45% of those costs. We are responsible for the remaining 55% of the joint development costs. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE outside of the United States.

        In October 2006, we entered into a two-year agreement with OBI to jointly promote VELCADE in the U.S. Under the terms of the agreement, in the first quarter of 2007, OBI began jointly promoting VELCADE with us to U.S.-based physicians. Under this agreement, we pay the cost of a portion of the OBI sales effort dedicated to VELCADE and a commission if sales associated with the increased effort exceed specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees. We continue to be responsible for commercialization, manufacturing and distribution of VELCADE in the U.S.

INTEGRILIN

        Through August 31, 2005, we co-promoted INTEGRILIN in the United States in collaboration with Schering-Plough Ltd. and Schering Corporation, together referred to as SGP, and shared profits and losses. Since September 1, 2005, SGP has marketed INTEGRILIN in the United States and specified other areas outside of the European Union. GlaxoSmithKline plc, or GSK, markets INTEGRILIN in the European Union under a license from us.

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

        On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. In addition, we are entitled to receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. Minimum royalty payments for 2006 and 2007 were approximately $85.4 million. There are no guaranteed minimum royalty payments for 2008 or future years. We also receive royalties on net product sales by SGP in SGP's territory outside of the United States. SGP's obligation to pay us royalties in other countries expires on a country by country basis upon the later of fifteen years from the first commercial use of an INTEGRILIN product in such country and the expiration of the last to expire patent covering such INTEGRILIN product. We continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories including the U.S. We receive payments as a result of managing the supply chain and record those payments as strategic alliance revenue.

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

sanofi-aventis Small Molecule Inflammatory Disease Collaboration

        In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of specified inflammatory diseases. This agreement covers several of our development programs in the inflammatory disease area and provides us with potential access to sanofi-aventis' large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of this collaboration has concluded. The development and commercialization programs continue under the agreement.

        As provided in the original agreement, in North America, we have agreed to share the responsibility for and cost of developing, manufacturing and marketing products arising from the alliance. Outside of North America, sanofi-aventis is responsible for and bears the cost of developing, manufacturing and marketing products arising from the alliance. sanofi-aventis is required to pay us a royalty on product sales outside of North America.

        To date, we and sanofi-aventis have identified a significant number of novel drug targets and associated molecules relevant in inflammatory diseases. During the remaining portion of the development phase of the alliance, we and sanofi-aventis have agreed to focus our joint resources on preclinical and clinical development of candidates identified in the collaboration. As of the end of 2007, the alliance has identified several development candidates, two of which, MLN3701 and MLN0415, are now being tested in clinical trials with another product candidate, MLN6095, now in preclinical testing. In addition, we and sanofi-aventis are currently contemplating further development of MLN3897, a small molecule CCR1 inhibitor.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, intangible assets, goodwill, restructuring and stock-based compensation expense. We base our estimates on historical experience and on various other factors that we believe are appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue

        We recognize revenue from the sale of our products, our strategic alliances, as well as royalties and distribution fees based on net sales of licensed products. We recognized revenue from our co-promotion collaboration through August 31, 2005. We divide our revenue arrangements with multiple elements into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units based on their respective fair values, and we apply the applicable revenue recognition criteria to each of the separate units. We classify advance payments received in excess of amounts earned as deferred revenue until earned.

  Net product sales

        We recognize revenue from the sale of VELCADE in the United States when delivery has occurred and title has transferred. During the fourth quarter of 2004, we began distributing VELCADE through a sole-source open access distribution model in which we sell directly to an independent third party who in turn distributes to the wholesaler base. In April 2006, our sole-source distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States. Under our agreement with our sole-source distributor, inventory levels are contractually limited to no more than three weeks. VELCADE product inventory levels held by the sole-source distributor have historically been below this limit at the end of each quarter. We expect future inventory levels to be within our desired range of one to two weeks of inventory in the distribution channel.

        We record allowances as a reduction to product sales for discounts, product returns and governmental and contractual adjustments at the time of sale. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on sales or invoice data and historical experience.

        An analysis of the amount of, and change in, these allowances is as follows (in thousands):

	Discounts	Returns	Governmental and contractual adjustments	Total
Beginning balance, January 1, 2005	$210	$2,517	$336	$3,063

Current provisions relating to sales in current period	3,971	1,301	5,676	10,948
Payments/credits relating to sales in current period	(2,955)	(178)	(4,377)	(7,510)
Payments/credits relating to sales in prior period	(88)	(1,084)	(402)	(1,574)

Balance at December 31, 2005	1,138	2,556	1,233	4,927

Current provisions relating to sales in current period	4,692	1,707	10,115	16,514
Adjustments relating to prior years	—	(1,282)	—	(1,282)
Payments/credits relating to sales in current period	(4,291)	(43)	(8,541)	(12,875)
Payments/credits relating to sales in prior period	(730)	(376)	(1,344)	(2,450)

Balance at December 31, 2006	809	2,562	1,463	4,834

Current provisions relating to sales in current period	5,786	1,679	15,722	23,187
Payments/credits relating to sales in current period	(5,389)	(112)	(12,545)	(18,046)
Payments/credits relating to sales in prior period	(387)	(676)	(1,402)	(2,465)

Balance at December 31, 2007	$819	$3,453	$3,238	$7,510

  Discounts

        We offer a 2% prompt payment discount to our sole-source distributor as an incentive to remit payment in accordance with the stated terms of the invoice. Because our customer typically takes advantage of the prompt payment discount, we accrue 100% of the prompt payment discount, based on the gross amount of each invoice, at the time of sale. We adjust the accrual quarterly to reflect actual experience. Historically, these adjustments have not been material.

  Returns

        We estimate VELCADE product returns based on historical return patterns. Under our current methodology, we track actual returns by individual production lots. Returns on closed lots (i.e., lots no longer eligible for credits under our returned goods policy) are analyzed to determine historical returns experience. Returns on open lots (i.e., lots still eligible for credits under our returned goods policy) are monitored and compared with historical return trends and rates. Historical rates of return are adjusted for known or expected changes in the marketplace.

        We consider several factors in our estimation process, including our internal sales forecasts and inventory levels in the distribution channel. We have experienced, and expect, that wholesalers will not stock significant inventory due to the product's cost, expense to store and just-in-time distribution model and as a result, returns have been, and we expect will continue to be low. When considering the level of inventory in the distribution channel, we determine whether an adjustment to the sales return reserve is appropriate. For example, if levels of inventory in the distribution channel increase and we believe sales returns will be larger than expected, we adjust the sales return reserve, taking into account historical experience, our returned goods policy and the shelf life of our product, which ranges from 18 to 24 months.

        We have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so results in increased product revenue at the time the return estimate is reduced. For example, since the launch of VELCADE in 2003, we have estimated our returns based upon historical trends in the pharmaceutical industry for similar products and our historical return patterns as they became available. In 2006, we reduced our return estimate based on lower than previously anticipated returns as our first commercial lots reached expiration during the second half of 2005. These adjustments to our estimates were not material to product sales in any quarter or on an annual basis for 2006. We did not make any adjustments to our return estimate in 2007.

        If circumstances change or conditions become more competitive in the market for therapeutic products that address the approved indications for VELCADE, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. For example, an increase in our returns as a percentage of gross sales for the year ended December 31, 2007 of 0.50% would have resulted in a $1.4 million decrease in net product sales.

  Governmental and contractual adjustments

        Governmental and contractual adjustment reserves relate to chargebacks and rebates. Chargeback reserves represent our estimated obligations resulting from the difference between the wholesaler price and the lower pricing as mandated by statute to eligible federally funded healthcare providers, and in rare instances, lower contractual pricing to certain other classes of trade. We determine our chargeback estimates based on our historical chargeback data. Chargebacks are generally invoiced and paid monthly in arrears, so that our accrual consists of an estimate of the amount to be expected for the current month's product sales for which actual adjustments have not been billed, plus an accrual based upon the amount of inventory in the distribution channel. Rebate reserves relate to our reimbursement arrangements with state Medicaid programs. We determine our rebate estimates based on our historical experience regarding rebates, outstanding claims and payments under state Medicaid programs. Rebate amounts generally are invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the rebates that will be paid on the current quarter's product sales, plus an accrual for unprocessed and unpaid rebates from prior periods. Governmental and contractual adjustment reserve accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product revenue and the establishment of a liability. We adjust the accrual rate quarterly to reflect actual experience, taking into consideration price increases, as well as current and expected product sales to federally and state funded healthcare providers. Historically, these adjustments have not been material.

  Co-promotion revenue

        Through August 31, 2005, we recognized co-promotion revenue based on SGP's reported shipments of INTEGRILIN to wholesalers. Co-promotion revenue included our share of the profits from the sales of INTEGRILIN and reimbursements of our manufacturing-related costs, development costs and advertising and promotional expenses. We communicated with SGP to calculate our share of the profits from the sales of INTEGRILIN on a monthly basis. The calculation included estimates of the amount of advertising and promotional expenses and other costs incurred on a monthly basis. Adjustments to our estimates were based upon actual information that we received subsequent to our reporting deadlines. Our estimates were adjusted on a monthly basis and historically the adjustments were not significant due to frequent communication with SGP.

  Revenue under strategic alliances

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

  Royalties

        We are entitled to receive royalty payments under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. These license agreements provide for the payment of royalties to us based on sales of the licensed product and we record royalty revenues based on estimates of sales from interim data provided by licensees. Under certain of our license agreements, the royalty structure is tiered based upon annual sales and resets at the beginning of each annual period. Beginning September 1, 2005, upon closing the amended collaboration agreement with SGP, we began recording royalty revenues as a separate line item in our statement of operations. For all of our royalty arrangements, we perform an analysis of historical royalties we have been paid, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period which they become known, typically the following quarter. These adjustments have not been, and we do not expect them to be, significant. To the extent we do not have sufficient ability to accurately estimate royalty revenue, we record royalties on a cash basis.

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

Intangible Assets

        We have acquired significant intangible assets that we value and record. Those assets that do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that are specifically identified and have alternative future uses are capitalized. We use a discounted cash flow model to value intangible assets at acquisition. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. We review intangible assets for impairment using an undiscounted net cash flows approach when impairment indicators arise. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, we would write down the intangible asset to the discounted cash flow value. Where we cannot identify cash flows for an individual asset, our review is applied at the lowest group level for which cash flows are identifiable.

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

        In March 2006, we revised our annual merit compensation program to include the availability of both stock options and restricted stock to certain employees. In March 2007, we extended the choice of stock options or restricted stock to all employees through the annual merit compensation program. Additionally, in March 2007, we implemented performance based vesting for a portion of executive officer restricted stock awards. A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives. In May 2007, we issued restricted stock units to members of the Board of Directors as partial compensation for their board member service. For the years ended December 31, 2007 and 2006, we recognized total stock-based compensation expense under SFAS 123R of $25.2 million and $42.1 million, respectively. As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $6.6 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service periods of approximately one and one half years. As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units amounted to approximately $12.1 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service periods of approximately one and one half years.

Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. SFAS157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

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

        In December 2007, the FASB issued EITF Issue 07-1, "Accounting for Collaborative Arrangements," or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 will be effective for us beginning on January 1, 2009. We are currently evaluating the effect of EITF 07-1 on our consolidated financial statements.

Reclassifications

        We have reclassified certain prior year consolidated statements of operations amounts between research and development and selling, general and administrative expenses to conform to the current year presentation. This reclassification does not have a material impact on previously reported research and development and selling, general and administrative expenses and has no impact on previously reported net loss from operations.

Results of Operations

	Year Ended December 31,			Annual Percentage Change
	2007	2006	2005	2007/2006	2006/2005
	(in thousands, except per share amounts)
Revenues:
Net product sales	$265,241	$220,452	$192,073	20%	15%
Co-promotion revenue	—	—	123,524	—	(100)
Revenue under strategic alliances	95,417	131,675	204,519	(28)	(36)
Royalties	166,867	134,703	38,192	24	253

Total revenues	527,525	486,830	558,308	8	(13)

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	28,380	45,445	141,327	(38)	(68)
Research and development	287,094	310,910	334,110	(8)	(7)
Selling, general and administrative	189,062	162,893	188,673	16	(14)
Restructuring	12,886	20,393	77,110	(37)	(74)
Amortization of intangibles	33,950	33,950	33,987	—	—

Total costs and expenses	551,372	573,591	775,207	(4)	(26)

Loss from operations	(23,847)	(86,761)	(216,899)	(73)	(60)
Other income (expense):
Investment income, net	48,810	30,973	29,083	58	6
Interest expense	(10,054)	(11,068)	(10,433)	(9)	6
Other income	—	22,903	—	(100)	—

Net income (loss)	$14,909	$(43,953)	$(198,249)	134%	(78)%

Amounts per common share:
Earnings (loss) per share, basic and diluted	$0.05	$(0.14)	$(0.64)

Weighted average shares, basic	318,221	313,724	308,284

Weighted average shares, diluted	321,320	313,724	308,284

Note 1:    Stock-based compensation expense is allocated in the consolidated statements of operations expense lines as follows:

	Year Ended December 31,
	2007	2006	2005
Research and development	$10,674	$23,280	$—
Selling, general and administrative	14,484	18,861	—

Revenues

        Total revenues increased 8% to $527.5 million in 2007 compared to 2006 and decreased 13% to $486.8 million in 2006 from $558.3 million in 2005. The increase in 2007 was primarily related to increased net product sales of VELCADE within the United States and to a lesser extent, increased distribution fees recognized from OBL on sales of VELCADE outside of the United States partially offset by a decrease in strategic alliance revenue. The decrease in 2006 was primarily related to lower revenue received from our collaborators, which consisted of revenue under strategic alliances, royalties, and in 2005, co-promotion revenue. The decrease in revenue received from our collaborations was primarily the result of the restructured relationship with SGP, including a one-time sale of $71.4 million of existing INTEGRILIN inventory to SGP during the third quarter of 2005. Additionally, we recognized lower license fees from GSK in 2006. This decrease was offset in part by increased distribution fees recognized from OBL on sales of VELCADE outside of the United States.

        Net product sales of VELCADE increased 20% to $265.2 million in 2007 and 15% to $220.5 million in 2006 from $192.1 million in 2005. The increase in 2007 was primarily attributable to growth in product demand and to a lesser extent, price increases during the period. The increase in 2006 was primarily due to price increases of the product as we maintained the product's market leadership in the relapsed multiple myeloma treatment setting despite new competition in 2006. Reserves as a percentage of gross product sales for discounts, product returns and governmental and contractual adjustments were 8% in 2007, 6% in 2006 and 5% in 2005. The increases in both 2007 and 2006 were primarily related to increased governmental and contractual adjustments. Net product sales of VELCADE represented approximately 50% of our 2007 total revenues, 45% of our 2006 total revenues and 34% of our 2005 total revenues.

        Total revenues related to VELCADE, including net product sales of the product by us in the U.S. and revenues from OBL included in strategic alliance revenue and royalties as more fully described below, were approximately $397.2 million in 2007, $327.2 million in 2006 and $248.6 million in 2005.

        As of September 1, 2005, we are no longer reporting co-promotion revenue due to our restructured relationship with SGP. Co-promotion revenue from INTEGRILIN represented approximately 22% of our 2005 total revenues.

        Total revenues related to INTEGRLIN from GSK and our modified relationship with SGP included in strategic alliance revenue and royalties more fully described below, were $109.6 million in 2007 and $142.0 million in 2006, including $85.4 million in royalties we received from SGP for sales of INTEGRILIN in the United States in both periods. In 2005, total revenues related to INTEGRILIN, including co-promotion revenue, revenues from SGP and GSK included in strategic alliance revenues and royalties as more fully described below, were approximately $287.9 million.

        Revenue under strategic alliances decreased 28% to $95.4 million in 2007 and 36% to $131.7 million in 2006 from $204.5 million in 2005. The decrease in 2007 was primarily related to lower manufacturing-related reimbursement revenue and lower license revenue under the SGP and GSK relationships as well as a decrease in milestone revenue earned in 2007. Revenue under the SGP relationship was generated from the management of the INTEGRILIN supply chain on behalf of SGP in the form of license fees and reimbursement of manufacturing-related expenses. On July 1, 2006, SGP began purchasing the majority of the active pharmaceutical ingredient necessary to manufacture INTEGRILIN resulting in lower reimbursement of manufacturing-related expenses during 2007. The decrease in 2006 was primarily due to the one-time sale of existing INTEGRILIN inventory to SGP in 2005, as well as lower license fees recognized from GSK.

        We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with major biopharmaceutical companies.

        We began recording royalties on September 1, 2005 in connection with the closing of our transaction with SGP. Royalty revenue may include royalties earned upon sales of INTEGRILIN in the United States and other territories around the world as provided by SGP, royalties earned upon sales of INTEGRILIN in Europe as provided by GSK, distribution fees earned upon sales of VELCADE outside of the United States as provided by OBL and any royalties earned under certain of our early discovery alliances. Royalty revenue increased 24% to $166.9 million in 2007 and 253% to $134.7 million in 2006 from $38.2 million in 2005. The increase in 2007 was primarily a result of increased distribution fees from OBL on sales of VELCADE outside of the United States. We recognized the minimum royalty from SGP in 2007. There are no guaranteed minimum royalty payments for 2008 or future years. The increase in 2006 was primarily a result of the first full year of reported royalty revenue from SGP and to a lesser extent increased distribution fees from OBL.

        We recognize revenues from activities outside of the U.S., including royalties, distribution fees, milestones from OBL, SGP and GSK for sales of VELCADE and INTEGRILIN and for cost reimbursement of product sold to these parties. Without taking into account revenues we receive for license fees, our revenues for these activities outside of the U.S. were $132.9 million in 2007, $113.5 million in 2006 and $62.2 million in 2005.

Cost of Sales

        Cost of sales decreased 38% to $28.4 million in 2007 and 68% to $45.4 million in 2006 from $141.3 million in 2005. Cost of sales includes manufacturing-related expenses associated with the sales of VELCADE, as well as costs associated with managing the INTEGRILIN supply chain on behalf of SGP and GSK. The decrease in 2007 was primarily due to the decrease in INTEGRILIN manufacturing-related expenses as a result of SGP purchasing the majority of the active pharmaceutical ingredient directly from the manufacturer beginning as of July 1, 2006. The decrease in 2006 was primarily due to the one-time sale of existing INTEGRILIN inventory to SGP on September 1, 2005.

Research and Development

        Research and development expenses decreased 8% to $287.1 million in 2007 and 7% to $310.9 million in 2006 from $334.1 million in 2005. The decrease in 2007 was primarily a result of cost reductions associated with our 2006 restructuring efforts combined with reduced stock-based compensation expense offset by an increases in drug product manufacturing and clinical development activity. The reduction in stock-based compensation expense was primarily due to forfeitures in excess of our original estimates related to certain cliff-based awards held by employees whose employment was terminated in connection with restructuring initiatives, normal attrition, and the vesting of certain options grants that were included in expense during 2006. The decrease in 2006 was primarily a result of cost reductions associated with our 2005 strategy refinement and restructuring efforts combined with the decreased spending in our discovery organization offset by the inclusion of stock-based compensation expense upon adoption of SFAS 123R beginning on January 1, 2006.

        In addition to our ongoing clinical trials of VELCADE, we have a significant pipeline of product candidates in clinical and late preclinical development. The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our pipeline of drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN0518 is a small molecule inhibitor of the class III receptor tyrosine kinase (RTKs), FLT-3, c-KIT, and PDGF-R	Acute myeloid leukemia Glioma(1) Prostate cancer(1)	phase I/II phase I/II phase I/II
MLN8054/MLN9237 are small molecule inhibitors of Aurora A Kinase	Advanced malignancies	phase I
MLN4924 is a small molecule inhibitor of Nedd8—activating enzyme (NAE)	Advanced malignancies	phase I planned
MLN2238 is a second generation proteasome small molecule inhibitor	Advanced malignancies	preclinical
Inflammatory Bowel Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 integrin	Ulcerative colitis Crohn's disease	phase II(2)
Other Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Atherosclerosis Multiple sclerosis	phase IIa-completed
MLN3897/3701 are small molecule CCR1 inhibitors(3)	Chronic inflammatory diseases	phase I/II
MLN0415 is a small molecule inhibitor of IKKbeta(3)	Chronic inflammatory diseases	phase I
MLN6095 is a small molecule CrTh2 receptor antagonist(3)	Asthma	preclinical

(1)
Trials are conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

(2)
Clinical trials resumed in May 2007 with a new, commercially scalable cell line; prior phase II data established proof-of-concept for this mechanism in ulcerative colitis.

(3)
In development through our sanofi-aventis small molecule inflammatory disease collaboration. In November 2007, we announced that the results from a phase II trial of MLN3897 did not achieve the pre-established criteria for moving this product candidate forward in rheumatoid arthritis. We and sanofi-aventis are evaluating next steps with this program.

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

Selling, General and Administrative

        Selling, general and administrative expenses increased 16% to $189.1 million in 2007 compared to 2006 and decreased 14% to $162.9 million in 2006 from $188.7 million in 2005. The 2007 increase was primarily attributable to higher expense associated with the long-term investment in our VELCADE brand, including continuing medical education, higher commission expense payable to our sales force associated with increased product sales as well as payments to OBI for their portion of VELCADE related costs under our co-promotion agreement. This increase was offset by lower stock-based compensation expense primarily due to forfeitures in excess of our original estimates related to certain cliff-based awards held by employees whose employment was terminated in connection with restructuring initiatives, normal attrition and the vesting of certain options grants that were included in expense during 2006. The decrease in 2006 was primarily the result of reduced sales and marketing expenses associated with the transfer of the U.S. commercialization rights for INTEGRILIN to SGP as of September 1, 2005 offset by the inclusion of stock-based compensation expense upon adoption of SFAS 123R beginning on January 1, 2006.

Restructuring

        In October 2006, we announced a program to further align resources with our current corporate priorities of advancing VELCADE and accelerating the clinical pipeline by lowering investment in discovery and supporting areas. As part of our program, we reduced in-house research and development technologies and headcount in areas where the work can now be effectively outsourced, and we also scaled back infrastructure supporting these activities.

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

        During 2007, we recorded net restructuring charges of $12.9 million under all of our restructuring initiatives. We recorded restructuring charges of approximately $17.2 million under the 2006 restructuring program primarily related to facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions. We also recorded net restructuring credits in 2007 of approximately $3.8 million under the 2005 restructuring plan, primarily related to the earlier than anticipated sublease of one of our facilities charged to restructuring in prior years at a higher rate per square foot than we had originally estimated. We recorded net restructuring credits of approximately $0.5 million in 2007 under the 2003 restructuring plan, primarily related to the earlier than anticipated sublease of one of our facilities charged to restructuring in prior years at a higher rate per square foot than we had originally estimated as well as the sublease extension for another facility charged to restructuring in prior years.

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

        In connection with the 2006 decision to abandon certain facilities in 2007 under the 2006 restructuring program, we shortened the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the years ended December 31, 2007 and 2006, we recorded additional depreciation expense of approximately $3.3 million and $3.8 million, respectively, in research and development expense related to our decision.

        We estimate that of the remaining restructuring liabilities under all restructuring initiatives at December 31, 2007, we will pay approximately $23.0 million in 2008 and $26.4 million thereafter through 2014 primarily for noncancelable lease agreements. We expect to record additional restructuring charges during 2008 of less than $5.0 million.

Amortization of Intangibles

        Amortization of intangible assets was $34.0 million in 2007, 2006 and 2005. Amortization primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

        Investment income increased 58% to $48.8 million in 2007 compared to $31.0 million in 2006 and increased 6% in 2006 from $29.1 million in 2005. The increase in 2007 was primarily attributable to a higher average balance of invested funds resulting from our 2006 convertible debt offering, combined with higher effective interest rates, a $3.5 million gain on sale of our investment in SGX Pharmaceuticals, Inc. common stock and a $2.3 million gain related to our share of additional proceeds from a class action proceeding against WorldCom, Inc. The increase in 2006 was primarily attributable to a higher average balance of invested funds combined with a $3.1 million gain recognized in December 2006 upon the settlement of the class action lawsuit of WorldCom, Inc. and an additional realized gain of approximately $2.9 million in October 2006 upon the final settlement and receipt of the escrowed portion of the TransForm Pharmaceuticals, Inc., or TransForm, sales proceeds.

Interest Expense

        Interest expense decreased 9% to $10.1 million in 2007 compared to 2006 and increased 6% to $11.1 million in 2006 from $10.4 million in 2005. The decrease in 2007 was primarily related to decreased capital lease buyouts resulting in lower related interest expense offset slightly by an increase in interest, including amortization of deferred financing costs, on our convertible notes as a result of higher average balances of indebtedness during the year. The increase in 2006 was primarily due to increased interest under our 2.25% convertible senior notes due November 15, 2011, or the 2.25% notes, combined with the amortization of deferred financing costs incurred in connection with the sale of our 2.25% notes.

Other income

        We recorded other income of approximately $22.9 million in 2006 upon the receipt of $19.5 million in connection with the termination of the support agreement that we entered into in connection with a proposed acquisition of AnorMED, Inc. in October 2006 and the recognition of a deferred gain of $3.4 million in July 2006 from the sale of assets to GeneLogic, Inc. in 2004.

Liquidity and Capital Resources

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to pay debt service, including principal and interest and capital lease payments. We have also made strategic purchases of debt and equity securities of some of our alliance collaborators in accordance with our Board of Directors' approved policies and our business needs. These investments were generally in smaller companies. We have and may in the future lose money in these investments and our ability to liquidate these investments is in some cases very limited. We may also owe our partners milestone payments and royalties. We also have committed to fund development costs incurred by some of our collaborators.

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

        As of December 31, 2007, we had $891.3 million in cash, cash equivalents and marketable securities. This excludes $7.7 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of December 31, 2007, which primarily serve as collateral for letters of credit securing leased facilities.

        Our significant capital resources and sources and uses of cash are as follows:

	December 31,
(in thousands)
	2007	2006	2005
Cash, cash equivalents and marketable securities	$891,276	$894,349	$645,588
Working capital	901,595	790,135	576,501

	Year Ended December 31,
(in thousands)
	2007	2006	2005
Cash provided by (used in):
Operating activities	$67,162	$(19,185)	$(56,065)
Investing activities	(131,336)	(38,152)	32,988
Financing activities	(58,939)	264,557	13,713
Capital expenditures (included in investing activities above)	(17,859)	(8,789)	(12,466)

Cash Flows

        Operating activities provided cash of $67.2 million in 2007 and used cash of $19.2 million in 2006. The principal source of funds in 2007 was our net income and adjustments for non-cash charges. The principal use of cash in operating activities in 2006 was to fund our net loss. In December 2007, we achieved a $40.0 million milestone related to sales of VELCADE outside of the United States, which we collected in January 2008. In December 2006, we achieved a $25.0 million milestone related to sales of VELCADE outside of the United States, which we collected in January 2007. In September 2005, we received approximately $85.5 million from SGP, consisting of the upfront license fee associated with the U.S. commercialization rights for INTEGRILIN, as well as payment for the one-time sale of existing INTEGRILIN raw materials and finished goods inventory. In January 2005, we paid SGP approximately $49.3 million for advances SGP had made to COR for inventory purchases in prior years. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

        Investing activities used cash of $131.3 million in 2007 primarily to invest in marketable securities. In January 2007, we received proceeds of approximately $2.3 million related to our share of proceeds from a class action proceeding against WorldCom, Inc. In February 2007, we received proceeds of approximately $3.5 related to the sale of our investment in SGX Pharmaceuticals, Inc. Investing activities used cash of $38.2 million in 2006, primarily for the purchase of marketable securities, partially offset by the receipt of approximately $2.9 million in October 2006 upon final settlement of the escrowed portion of the sale proceeds from TransForm.

        Financing activities used cash of $58.9 million in 2007 and provided cash of $264.6 million in 2006. The principal use of cash in 2007 was the repayment of $83.3 million and $16.2 million of our 5.5% and 5.0% convertible subordinated notes, respectively, in accordance with the payment terms offset by payments received from the purchase of common stock by our employees pursuant to the exercise of stock options. In December 2007, we received proceeds of $4.1 million from the exercise of warrants to purchase 429,600 shares of our common stock with a weighted-average exercise price of $9.44 per share. The principal source of funds in 2006 was proceeds of $242.2 million from the sale of our 2.25% notes in November 2006. We used cash of approximately $5.9 million in 2006 to pay off our 4.5% convertible senior notes in accordance with the payment terms. We also used cash in financing activities to make principal payments on our capital leases in all periods presented.

        We believe that our existing cash, cash equivalents and marketable securities and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

        Our major outstanding contractual obligations relate to our facility leases, convertible notes, capital lease financings and long term supply contracts.

        As of December 31, 2007, we had $250.0 million in principal amount outstanding under our 2.25% notes. Under the terms of the 2.25% notes, we are required to make semi-annual interest payments on the outstanding principal balance on May 15 and November 15 of each year. As of December 31, 2007, all required interest payments have been made.

        The 2.25% notes are convertible into our common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the 2.25% notes, which was equal to the initial conversion price of approximately $15.47 per share of stock, subject to adjustment. The 2.25% notes are convertible only in the following circumstances: (1) if the closing price of the common stock exceeds 120% of the conversion price within a specified period, (2) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (3) if the average trading price per $1,000 principal amount is less than 98% of the product of the closing price of common stock and the then applicable conversion rate within a specified period or (4) during the last three months prior to the maturity date of the notes, unless previously repurchased by us under certain circumstances. In lieu of delivery of shares of our common stock, we, at our sole option, may elect to deliver cash or a combination of cash and shares of common stock in satisfaction of our obligation upon conversion. The 2.25% notes are subordinated in right of payment to future secured debt.

        In accordance with the payment terms, we repaid the entire $83.3 million principal balance on our 5.5% convertible subordinated notes due on January 15, 2007 that were convertible at a price equal to $42.07 per share and the entire $16.2 million principal balance on our 5.0% convertible subordinated notes due on March 1, 2007 that were convertible at a price equal to $34.21 per share.

        Below is a table which presents our contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due by Period
(in thousands)	Total	Less than One Year	1–2 Years	3–4 Years	5 Years and Beyond
Long term debt obligations, including interest payments	$272,500	$5,625	$11,250	$255,625	$—
Capital lease obligations, including rental and interest payments	274,654	16,915	34,366	34,366	189,007
Operating lease obligations	115,248	32,184	44,246	27,269	11,549
Long term supply contracts	131,482	17,600	48,860	29,441	35,581
External collaborations	5,433	2,563	2,870	—	—

Total	$799,317	$74,887	$141,592	$346,701	$236,137

        Long term supply contracts represent contracts with certain third party manufacturers that we rely on for the manufacturing, fill/finish and packaging of VELCADE and INTEGRILIN for both commercial purposes and for ongoing clinical trials.

        In addition to the amounts reflected in the table above, in the future we may owe royalties and other contingent payments to our collaborators, licensors and other parties based on the achievement of product sales and specified other objectives and milestones.

        At December 31, 2007, we had unused net operating loss carryforwards of approximately $1.4 billion available to reduce federal taxable income, expiring in 2008 through 2027, and $266.0 million available to reduce state taxable income, expiring in 2008 through 2012. We also have federal and net state tax credits of approximately $112.2 million available to offset federal and state income taxes, both of which begin to expire in 2008. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, we have fully reserved these tax benefits.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments also are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $13.5 million decrease in the fair value of our investments as of December 31, 2007. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio as of December 31, 2007.

        The estimated fair value of our 2.25% notes as of December 31, 2007 was $294.1 million based on quoted market values. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

        We receive distribution fees from OBL based on worldwide sales of VELCADE outside of the U.S and we make payments for certain inventory purchases and clinical trials outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily the Euro. Movement in foreign currency exchange rates could cause royalty revenue or research and development expenses to vary significantly in future periods. We currently do not engage in any hedging strategies with respect to such foreign currency exposures.

        As of December 31, 2007, we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Millennium Pharmaceuticals, Inc.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Millennium Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes," and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" using the modified prospective transition method.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Millennium Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 25, 2008

Millennium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$89,163	$212,273
Marketable securities	802,113	682,076
Accounts receivable, net of allowances of $524 in 2007 and $521 in 2006	126,349	94,516
Inventory	6,821	13,598
Prepaid expenses and other current assets	9,624	13,191

Total current assets	1,034,070	1,015,654
Property and equipment, net	147,869	153,349
Restricted cash	7,650	7,600
Other assets	29,961	27,900
Goodwill	1,217,501	1,213,910
Developed technology, net	238,413	271,876
Intangible assets, net	61,036	61,523

Total assets	$2,736,500	$2,751,812

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,461	$26,301
Accrued expenses	75,370	62,544
Current portion of restructuring	22,986	25,540
Current portion of deferred revenue	9,412	10,378
Current portion of capital lease obligations	1,246	1,185
Current portion of long term debt	—	99,571

Total current liabilities	132,475	225,519
Other long term liabilities	2,016	757
Restructuring, net of current portion	26,416	41,974
Deferred revenue, net of current portion	14,905	13,344
Capital lease obligations, net of current portion	73,795	75,041
Long term debt	250,000	250,000
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 500,000 shares authorized: 324,605 shares at December 31, 2007 and 317,342 shares at December 31, 2006 issued and outstanding	325	317
Additional paid-in capital	4,728,762	4,657,177
Accumulated other comprehensive income (loss)	3,888	(1,326)
Accumulated deficit	(2,496,082)	(2,510,991)

Total stockholders' equity	2,236,893	2,145,177

Total liabilities and stockholders' equity	$2,736,500	$2,751,812

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Revenues:
Net product sales	$265,241	$220,452	$192,073
Co-promotion revenue	—	—	123,524
Revenue under strategic alliances	95,417	131,675	204,519
Royalties	166,867	134,703	38,192

Total revenues	527,525	486,830	558,308

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	28,380	45,445	141,327
Research and development	287,094	310,910	334,110
Selling, general and administrative	189,062	162,893	188,673
Restructuring	12,886	20,393	77,110
Amortization of intangibles	33,950	33,950	33,987

Total costs and expenses	551,372	573,591	775,207

Loss from operations	(23,847)	(86,761)	(216,899)
Other income (expense):
Investment income, net	48,810	30,973	29,083
Interest expense	(10,054)	(11,068)	(10,433)
Other income	—	22,903	—

Net income (loss)	$14,909	$(43,953)	$(198,249)

Amounts per common share:
Earnings (loss) per share, basic and diluted	$0.05	$(0.14)	$(0.64)

Weighted average shares, basic	318,221	313,724	308,284

Weighted average shares, diluted	321,320	313,724	308,284

Note 1: Stock-based compensation expense is allocated in the consolidated statements of operations expense lines as follows:

	Year Ended December 31,
	2007	2006	2005
Research and development	$10,674	$23,280	$—
Selling, general and administrative	14,484	18,861	—

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$14,909	$(43,953)	$(198,249)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	56,516	66,427	76,318
Restructuring charges, net	(301)	4,869	6,157
Restructuring related stock-based compensation expense	—	—	479
Amortization of deferred financing costs	1,669	632	451
Realized (gain) loss on marketable securities and other investments, net	(4,570)	2,223	3,457
Realized gain on sale of investment in TransForm Pharmaceuticals	—	(2,898)	(10,465)
Realized gain on sale of assets to GeneLogic, Inc.	—	(3,403)	—
401K stock match	4,616	4,716	5,232
Stock-based compensation expense	25,158	42,141	565
Changes in operating assets and liabilities:
Accounts receivable	(31,833)	(30,178)	23,536
Inventory	6,777	2,226	81,352
Prepaid expenses and other current assets	3,567	(1,248)	2,405
Restricted cash and other assets	(3,336)	(3,976)	(8,113)
Accounts payable and accrued expenses	(7,864)	(37,476)	(673)
Advance from Schering-Plough	—	—	(49,250)
Deferred revenue	595	(19,996)	10,733
Other long term liabilities	1,259	709	—

Net cash provided by (used in) operating activities	67,162	(19,185)	(56,065)

Cash Flows from Investing Activities:
Investments in marketable securities	(560,476)	(391,683)	(386,887)
Proceeds from sales and maturities of marketable securities	444,392	355,540	426,750
Proceeds from the sale of investment in TransForm Pharmaceuticals	—	2,898	10,585
Proceeds from the sale of assets to GeneLogic, Inc.	—	3,403	—
Purchases of property and equipment	(17,859)	(8,789)	(12,466)
Other investing activities	2,607	479	(4,994)

Net cash provided by (used in) investing activities	(131,336)	(38,152)	32,988

Cash Flows from Financing Activities:
Issuance of convertible senior notes, net of issuance costs	—	242,239	—
Net proceeds from employee stock purchases	37,762	32,341	24,283
Repayment of principal of long term debt obligations	(99,571)	(5,890)	—
Net proceeds from warrant exercise	4,055	—	—
Principal payments on capital leases	(1,185)	(4,133)	(10,570)

Net cash provided by (used in) financing activities	(58,939)	264,557	13,713

Increase (decrease) in cash and cash equivalents	(123,113)	207,220	(9,364)
Effects of exchange rate changes on cash and cash equivalents	3	24	(43)
Cash and cash equivalents, beginning of period	212,273	5,029	14,436

Cash and cash equivalents, end of period	$89,163	$212,273	$5,029

Supplemental Cash Flow Information:
Cash paid for interest	$10,801	$9,442	$10,233
Supplemental Disclosure of Noncash Investing and Financing Activities:
Receipt of shares of SGX Pharmaceuticals, Inc. common stock in exchange for note receivable.	$—	$6,000	$—
Issuance of restricted stock under APB No. 25	—	—	4,784

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	shares	amount
	(in thousands, except shares)
Balance at December 31, 2004	306,399,120	$306	$4,547,430	$—	$(5,953)	$(2,268,789)	$2,272,994

Net loss	—	—	—	—	—	(198,249)	(198,249)
Unrealized loss on marketable securities	—	—	—	—	(4,368)	—	(4,368)
Foreign currency translation	—	—	—	—	741	—	741

Total comprehensive loss	—	—	—	—	—	—	(201,876)

Employee stock purchases	3,662,719	4	24,280	—	—	—	24,284
Restructuring related stock-based compensation expense	—	—	479	—	—	—	479
Issuance of deferred stock-based compensation	480,000	1	4,783	(4,219)	—	—	565
401K stock match	579,036	—	5,232	—	—	—	5,232

Balance at December 31, 2005	311,120,875	311	4,582,204	(4,219)	(9,580)	(2,467,038)	2,101,678

Net loss	—	—	—	—	—	(43,953)	(43,953)
Unrealized gain on marketable securities	—	—	—	—	9,385	—	9,385
Foreign currency translation	—	—	—	—	(1,131)	—	(1,131)

Total comprehensive loss	—	—	—	—	—	—	(35,699)

Employee stock purchases	4,533,701	5	32,336	—	—	—	32,341
Issuance of restricted stock	1,391,730	1	(1)	—	—	—	—
Forfeiture of restricted stock	(172,630)	—	—	—	—	—	—
Write-off of deferred stock-based compensation upon adoption of SFAS 123R	—	—	(4,219)	4,219	—	—	—
Stock-based compensation expense	—	—	42,141	—	—	—	42,141
401K stock match	467,857	—	4,716	—	—	—	4,716

Balance at December 31, 2006	317,341,533	317	4,657,177	—	(1,326)	(2,510,991)	2,145,177

Net income	—	—	—	—	—	14,909	14,909
Unrealized gain on marketable securities	—	—	—	—	5,248	—	5,248
Foreign currency translation	—	—	—	—	(34)	—	(34)

Total comprehensive income	—	—	—	—	—	—	20,123

Employee stock purchases	4,517,631	5	37,757	—	—	—	37,762
Warrants exercise	429,600	1	4,054		—	—	4,055
Issuance of restricted stock	2,260,786	2		—	—	—	2
Forfeiture of restricted stock	(370,526)	—	—	—	—	—	—
Stock-based compensation expense	—	—	25,158	—	—	—	25,158
401K stock match	426,051	—	4,616	—	—	—	4,616

Balance at December 31, 2007	324,605,075	$325	$4,728,762	$—	$3,888	$(2,496,082)	$2,236,893

The accompanying notes are an integral part of these consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007

1.     The Company

        Millennium Pharmaceuticals, Inc. ("Millennium" or the "Company") is an innovation-driven biopharmaceutical company focused on discovering, developing and commercializing medicines to improve the lives of patients with cancer, inflammatory bowel diseases and other inflammatory diseases. The Company currently commercializes VELCADE, the global market leader for the treatment of patients with multiple myeloma who have received at least one prior therapy and the United States market leader for the treatment of mantle cell lymphoma patients who have received at least one prior therapy. The Company is also awaiting a decision from the Food and Drug Administration ("FDA") to market VELCADE for patients with newly diagnosed multiple myeloma. The Company has a development pipeline of clinical and preclinical product candidates in its therapeutic focus areas of cancer and inflammatory diseases. The Company has an oncology-focused drug discovery organization. Strategic business relationships are a key component of the Company's business to maximize the global potential of its products and product candidates.

        Millennium's strategy is to build a portfolio of new medicines based on its understanding of genomics and protein homeostasis, which is a set of particular molecular pathways that affect the establishment and progression of diseases. These molecular pathways include the related effects of proteins on cellular performance, reproduction and death. The Company plans to develop and commercialize many of its products on its own, but expects to seek development and commercial collaborators on favorable terms or when it believes that doing so would be advantageous to the Company.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Millennium and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The preparation of financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain prior year consolidated statements of operations amounts have been reclassified between research and development and selling, general and administrative expenses to conform to the current year presentation. This reclassification does not have a material impact on previously reported research and development and selling, general and administrative expenses and has no impact on previously reported net loss from operations.

Cash Equivalents, Marketable Securities and Other Investments

        Cash equivalents principally consist of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities primarily consist of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. The Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to the statement of operations, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions. These other investments are included in other assets and aggregate $9.3 million and $8.9 million at December 31, 2007 and December 31, 2006, respectively.

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2007 and December 31, 2006 are classified as "available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        During the years ended December 31, 2007, 2006 and 2005, the Company recorded realized gains on marketable securities and other investments of $9.6 million, $3.1 million and $0.1 million, respectively, and realized losses and declines in value judged to be other-than-temporary on marketable securities and other investments of $5.0 million, $5.3 million and $3.6 million, respectively.

        Realized gains on marketable securities for the year ended December 31, 2007 and 2006 included a realized gain of approximately $2.3 million and $3.1 million, respectively, related to the Company's share of proceeds from a class action proceeding against WorldCom, Inc. The Company had previously recorded realized losses equal to the carrying value of its investment in WorldCom, Inc., as the decline in value was determined to be other-than-temporary at that time.

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

Concentrations of Credit Risk

        Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities and accounts receivable. Marketable securities consist of investment-grade corporate bonds, asset-backed and U.S. government agency securities. The Company's investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment and, in certain cases, in any one issuer, thereby reducing credit risk concentrations. Accounts receivable includes trade receivables which result from product sales to a sole distributor and

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

amounts due under strategic alliances. Concentration of credit risk with respect to accounts receivables is limited by ongoing credit evaluation and account monitoring procedures.

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

        The Company operates in one business segment, which focuses on the research, development and commercialization of therapeutic products. All of the Company's product sales are currently related to sales of VELCADE® (bortezomib) for Injection. All of the Company's co-promotion revenue reported in prior periods was related to sales and development of INTEGRILIN® (eptifibatide) Injection through August 31, 2005. The remainder of the Company's total revenue is related to its strategic alliances and royalties.

        Revenues from Ortho Biotech Products, L.P. ("OBL"), a member of The Johnson & Johnson Family Of Companies, accounted for approximately 25 percent, 22 percent and 10 percent of consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

        Revenues from Schering-Plough Ltd. and Schering Corporation (collectively "SGP"), excluding co-promotion revenue, related to the sale of INTEGRILIN, accounted for approximately 20 percent, 27 percent and 24 percent of consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

        There were no other significant customers under strategic alliances and royalties in 2007, 2006 and 2005.

Information Concerning Market and Source of Supply Concentration

        The Company relies on third party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. The Company has established long term supply relationships for the production of commercial supplies of VELCADE. The Company works with one manufacturer under a long term supply agreement to complete fill/finish for VELCADE. The Company is currently qualifying a second fill/finish supplier in order to mitigate its risk of VELCADE supply interruption.

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

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

INTEGRILIN at the expense of SGP for products sold in the SGP territories, and at the expense of GSK in the GSK territory.

        The Company relies on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has three approved manufacturers, two of which currently provide the Company with eptifibatide, the active pharmaceutical ingredient ("API") necessary to make INTEGRILIN, for both clinical trials and commercial supply. Solvay, S.A., one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of the API. In June 2006, the Company received FDA approval of its own alternative process technology utilized by the second manufacturer for the production of eptifibatide for approval in the United States. The European Medicines Agency approved the alternate process technology for eptifibatide in June 2007. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for INTEGRILIN for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company's marketed products.

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

        Inventory consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Raw materials	$4,270	$6,770
Work in process	1,385	6,424
Finished goods	1,166	404

	$6,821	$13,598

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

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

Goodwill and Intangible Assets

        Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

        Intangible assets consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(196,587)	$435,000	$(163,124)

Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(15,024)	17,060	(14,537)

Total amortizable intangible assets, excluding developed technology	35,772	(33,736)	35,772	(33,249)
Indefinite-lived trademark	59,000	—	59,000	—

Total intangible assets, excluding developed technology	$94,772	$(33,736)	$94,772	$(33,249)

        Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

        Amortization expense was approximately $34.0 million in each of the years ended December 31, 2007, 2006, and 2005. The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

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

        Goodwill as of December 31, 2007 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from acquisitions. Accordingly, goodwill

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

increased by $3.6 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

        The carrying amounts reported in the Company's balance sheets for current assets and current liabilities approximate their fair value. The estimated fair value as of December 31, 2007 of the Company's 2.25% convertible senior notes due November 15, 2011 (the "2.25% notes") was $294.1 million based on quoted market values.

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

Net product sales

        The Company records product sales of VELCADE when delivery has occurred, title has transferred, collection is reasonably assured and the Company has no further obligations. Allowances are recorded as a reduction to product sales for discounts, product returns and governmental and contractual adjustments at the time of sale. Costs incurred by the Company for shipping and handling are recorded in cost of sales.

Co-promotion revenue

        Through August 31, 2005, co-promotion revenue included the Company's share of profits from the sale of INTEGRILIN in co-promotion territories by SGP. Also included in co-promotion revenue were reimbursements from SGP of the Company's manufacturing-related costs, development costs, advertising and promotional expenses associated with the sale of INTEGRILIN within co-promotion territories and royalties from SGP on sales of INTEGRILIN outside of the co-promotion territory other than Europe. The Company recognized revenue when SGP shipped INTEGRILIN to wholesalers and recorded it net of allowances, if any. The Company deferred specified manufacturing-related expenses until the time SGP shipped related product to its customers inside and outside of co-promotion territories and outside of Europe.

        Beginning September 1, 2005 as a result of the Company's transition from a co-promotion to a royalty arrangement for INTEGRILIN in the United States, the Company no longer reports co-promotion revenue.

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

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

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

  •
  other royalties.

Advertising and Promotional Expenses

        Advertising and promotional expenses are expensed as incurred. During the years ended December 31, 2007, 2006 and 2005, advertising and promotional expenses were $43.1 million, $23.2 million and $35.8 million, respectively. Amounts recorded in 2005 include advertising and promotional expenses related to INTEGRILIN.

Other Income

        In July 2006, the Company recognized a deferred gain of $3.4 million upon receipt of proceeds from the sale of assets to Gene Logic, Inc., which was included in other income for the year ended December 31, 2006.

        In September 2006, the Company entered into a support agreement to acquire the outstanding stock of AnorMED, Inc. Subsequent to executing the support agreement, AnorMED received a more favorable acquisition offer from Genzyme Corporation and terminated the initial support agreement with the Company. As a result of the termination of the support agreement, the Company received a $19.5 million termination fee from AnorMED in October 2006, which was included in other income for the year ended December 31, 2006. Transaction costs associated with the attempted acquisition of approximately $5.5 million were included in selling, general and administrative expenses for the year ended December 31, 2006.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

Income Taxes

        The liability method, in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets, representing future tax benefits, are reduced by a valuation allowance to reflect uncertainty when it is more likely than not that the related tax asset will not be realized. If it is determined at a later date that these deferred tax assets may become realizable, it would result in a reversal of some or all of the valuation allowance recorded against these assets. This would result in a corresponding tax benefit in the Company's results of operation, which could be material.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB 109" (the "Interpretation"). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The Interpretation proscribes a recognition threshold and measurement attribute for financial statement recognition of an income tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company's adoption did not have a material impact on its results of operations or financial position as it did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions upon adoption of the Interpretation. The adoption resulted in the net derecognition of approximately $33.7 million of deferred tax assets from tax credit carryforwards which was offset by a reduction in the valuation allowance on the deferred tax assets.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Common equivalent shares from options, warrants, unvested restricted shares and the assumed conversion of convertible notes that were not included in the calculation of diluted shares because the effect would have been anti-dilutive were 31.7 million, 39.4 million and 27.7 million at December 31,

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

2007, 2006 and 2005, respectively. Basic and diluted earnings (loss) per common share were determined as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Basic
Net income (loss)	$14,909	$(43,953)	$(198,249)

Weighted average shares outstanding	318,221	313,724	308,284

Basic earnings (loss) per share	$0.05	$(0.14)	$(0.64)

Diluted
Net income (loss)	$14,909	$(43,953)	$(198,249)

Weighted average shares outstanding	318,221	313,724	308,284
Effect of dilutive options and restricted stock	3,099	—	—

Weighted average shares assuming dilution	321,320	313,724	308,284

Diluted earnings (loss) per share	$0.05	$(0.14)	$(0.64)

        For the quarter ended December 31, 2007, the assumed conversion of convertible notes into 16.2 million shares of common stock has a dilutive effect resulting in a dilutive income adjustment of $1.8 million in the calculation of the quarterly earnings per share included in Note 13.

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. Foreign currency transaction gains and losses are included in the results of operations and are not material to the Company's consolidated financial statements. Translation adjustments are excluded from the determination of net income (loss) and are presented in a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

Comprehensive Income (Loss)

        Comprehensive income (loss) comprises net income (loss), changes in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. Accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 included unrealized gains of $4.9 million and unrealized losses of $0.4 million, respectively, on marketable securities and $(1.0) million and $(0.9) million, respectively, of cumulative foreign currency translation adjustments. Comprehensive income (loss) is reflected in the consolidated statements of stockholders' equity.

Stock-Based Compensation Expense

        As discussed more fully in Note 10, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R") effective January 1, 2006 under the modified prospective transition method of adoption. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company's employee stock purchase plans.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

        Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for its stock-based compensation plans. Under APB 25, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no stock-based compensation expense was recognized. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), is being recognized in the Company's statements of operations in the periods after the date of adoption. For stock options granted prior to January 1, 2006, the Company calculated stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. For restricted stock granted prior to January 1, 2006, the Company calculated stock-based compensation expense on a straight-line basis over the requisite service period of the entire award.

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

Year Ended December 31, 2005
Net loss	$(198,249)
Add: Stock-based compensation as reported in the Statement of Operations	1,044
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(48,629)

Pro forma net loss	$(245,834)

Amounts per common share:
Basic and diluted—as reported	$(0.64)

Basic and diluted—pro forma	$(0.80)

Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not believe that adoption will have a material impact on its results of operations, financial position or cash flows.

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

        In December 2007, the FASB issued EITF Issue 07-1, "Accounting for Collaborative Arrangements," ("EITF 07-1"). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 will be effective for the Company beginning on January 1, 2009. The Company is currently evaluating the effect EITF 07-1 will have on its consolidated financial position and results of operations.

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

        The Company recorded restructuring charges of approximately $17.2 million during the year ended December 31, 2007 under the 2006 restructuring program primarily for additional facility-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions. "Other" in the table below includes the write-off of deferred rent in accordance with SFAS No. 13, "Accounting for Leases," upon vacating the facilities. During the year ended December 31, 2006, the Company recorded restructuring charges of approximately $5.2 million under the 2006

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

restructuring program primarily related to employee termination benefits as a result of headcount reductions.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Net Charges/(Credits)	Payments	Asset Impairment	Other	Balance at December 31, 2007
Termination benefits	$3,602	$1,460	$(4,423)	$—	$—	$639
Facilities	—	16,028	(3,955)	—	(2,593)	9,480
Asset impairment	—	(301)	—	301	—	—
Other associated costs	—	57	(57)	—	—	—

Total	$3,602	$17,244	$(8,435)	$301	$(2,593)	$10,119

	Balance at December 31, 2005	Net Charges/(Credits)	Payments	Balance at December 31, 2006
Termination benefits	$—	$5,155	$(1,553)	$3,602

2005 Strategic Refinement

        In October 2005, the Company announced its 2005 restructuring plan in support of a refined business strategy focused on advancing key growth assets, including VELCADE, advancing the Company's clinical pipeline and building a leading oncology-focused discovery organization. In connection with the strategic refinement, the Company substantially reduced its effort in inflammation discovery and reduced overall headcount, including eliminating positions in INTEGRILIN sales and marketing, inflammation discovery and various other business support groups.

        The Company recorded net restructuring credits of approximately $3.8 million during the year ended December 31, 2007 under the 2005 restructuring plan, primarily related to the earlier than anticipated sublease of one of its facilities charged to restructuring in prior years at a higher rate per square foot than it had originally estimated. During the year ended December 31, 2006, the Company recorded restructuring charges under the Company's 2005 restructuring plan of approximately $1.2 million primarily for additional facility-related costs associated with vacated buildings, changes in sublease assumptions of certain vacated buildings, and employee termination benefits as a result of headcount reductions within inflammation discovery and business support groups, partially offset by a credit resulting from the earlier than anticipated sublease of one of the vacated buildings at a higher rate per square foot than the Company had originally estimated.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Net Charges/(Credits)	Payments	Balance at December 31, 2007
Termination benefits	$133	$(30)	$(103)	$—
Facilities	13,827	(3,780)	(3,815)	6,232
Other associated costs	24	(24)	—	—

Total	$13,984	$(3,834)	$(3,918)	$6,232

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

	Balance at December 31, 2005	Net Charges/(Credits)	Payments	Asset Impairment	Other	Balance at December 31, 2006
Termination benefits	$4,367	$280	$(4,514)	$—	$—	$133
Facilities	24,812	(3,997)	(7,240)	—	252	13,827
Asset impairment	—	4,869	—	(4,869)	—	—
Contract termination	37	37	(74)	—	—	—
Other associated costs	16	47	(39)	—	—	24

Total	$29,232	$1,236	$(11,867)	$(4,869)	$252	$13,984

2003 Restructuring Plan

        In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities.

        During the year ended December 31, 2007, the Company recorded net restructuring credits under the Company's 2003 restructuring plan of approximately $0.5 million primarily related to the earlier than anticipated sublease of one of its facilities charged to restructuring in prior years at a higher rate per square foot than it had originally estimated, as well as the sublease extension for another facility charged to restructuring in prior years. During the year ended December 31, 2006, the Company recorded restructuring charges under the Company's 2003 restructuring plan of approximately $14.0 million primarily related to the lease termination payment for its vacated facility in Cambridge, England.

        The following table displays the restructuring activity and liability balances (in thousands):

	Balance at December 31, 2006	Net Charges/(Credits)	Payments	Balance at December 31, 2007
Termination benefits	$—	$(10)	$10	$—
Facilities	49,928	(514)	(16,363)	33,051

Total	$49,928	$(524)	$(16,353)	$33,051

	Balance at December 31, 2005	Net Charges/(Credits)	Payments	Balance at December 31, 2006
Facilities	$75,671	$13,995	$(39,738)	$49,928
Other associated costs	—	7	(7)	—

Total	$75,671	$14,002	$(39,745)	$49,928

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

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

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

        In connection with its 2006 decision to abandon certain facilities in 2007 under the 2006 restructuring program, the Company shortened the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144. During the years ended December 31, 2007 and 2006, the Company recorded additional depreciation expense of approximately $3.3 million and $3.8 million, respectively, in research and development expense related to its decision.

        The projected timing of payments of the remaining restructuring liabilities under all of the Company's restructuring initiatives at December 31, 2007 is approximately $23.0 million in 2008 and $26.4 million thereafter through 2014. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring.

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

Product Alliances

VELCADE

        On June 30, 2003, the Company entered into an agreement with OBL to collaborate on the commercialization and with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or JJPRD, to continue clinical development of VELCADE. Under the terms of the agreement, the Company retains all commercialization rights to VELCADE in the United States. OBL and its affiliate, Janssen-Cilag, have agreed to commercialize VELCADE outside of the United States. The Company is entitled to royalties in the form of distribution fees from OBL and its affiliate on sales of VELCADE outside of the United States. The Company also retains a limited option to co-promote VELCADE with OBL at a future date in specified European countries.

        The Company is engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of solid and hematological cancers, including continued clinical development of VELCADE for multiple myeloma.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

JJPRD was responsible for 40% of the joint development costs through 2005 and is currently responsible for 45% of those costs. The Company is responsible for the remaining 55% of the joint development costs.

        The Company may receive payments for achieving clinical development milestones, for achieving regulatory milestones outside of the United States and for achieving agreed-upon sales levels of VELCADE outside of the United States. The Company may also receive additional payments for achieving specified clinical and regulatory approval milestones outside of the United States for additional solid and hematological cancers and for achieving sales milestones outside of the United States. During the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $40.0 million, $48.0 million and $22.0 million, respectively, of milestone payments as revenue under this alliance.

        In October 2006, the Company and Ortho Biotech Inc. ("OBI") announced a two-year agreement to jointly promote VELCADE in the U.S. Under the terms of the agreement, in the first quarter of 2007, OBI and the Company began jointly promoting VELCADE to U.S.-based physicians. The Company pays a proportion of the VELCADE related costs for the OBI sales force, and OBI is entitled to receive a commission should sales associated with the increased promotional effort exceed pre-specified targets. Both parties are able to terminate the agreement under certain circumstances and subject to fees. The Company continues to be responsible for manufacturing and distribution of VELCADE in the U.S. The Company believes this collaboration, with the well-established OBI oncology sales force, helps realize the full potential of the product. The current agreement between the Company and OBL for the promotion of VELCADE outside the U.S. remains unchanged.

INTEGRILIN

        In April 1999, COR entered into a collaboration agreement with SGP to jointly develop and commercialize INTEGRILIN on a worldwide basis. The Company acquired COR in February 2002. Under its collaboration agreement with SGP, the Company generally shared any profits or losses from the sale of INTEGRILIN in the United States with SGP based on the amount of promotional efforts that each party contributed. Since the United States launch of INTEGRILIN in June 1998, the Company and SGP had agreed to share promotional efforts in the United States equally, except for costs associated with marketing programs that are specific to the Company. The Company had granted SGP an exclusive license to market INTEGRILIN outside of the United States and Europe and SGP paid the Company royalties based on those sales.

        In June 2004, the Company reacquired the rights to market INTEGRILIN in Europe from SGP and concurrently entered into a license agreement granting GSK exclusive marketing rights to INTEGRILIN in Europe. In January 2005, the transition of the INTEGRILIN marketing authorization for the European Union from SGP to GSK was completed and GSK began selling INTEGRILIN in the countries of the European Union. Under the terms of the agreement, the Company is entitled to license fees and royalties from GSK on INTEGRILIN sales in Europe upon the achievement of specified objectives. During the years ended December 31, 2006 and 2005, the Company recognized license fees of approximately $2.9 million and $21.7 million, respectively, included in strategic alliance revenue from GSK.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

        On September 1, 2005, the Company transferred to SGP the exclusive development and commercialization rights to INTEGRILIN in the United States. In exchange for these rights, SGP paid the Company approximately $35.5 million in a nonrefundable upfront payment that the Company is recognizing as revenue ratably over the Company's period of involvement in managing the supply chain. In addition, SGP is obligated to pay the Company royalties on product sales of INTEGRILIN over the lifetime of the product, with the potential of the Company receiving royalties beyond the 2014 patent expiration date.

        As of September 1, 2005, the Company no longer records co-promotion revenue. The Company now records royalties on sales of INTEGRILIN in the United States and other territories, as earned on a quarterly basis over the life of the INTEGRILIN product. Minimum royalty payments for 2006 and 2007 were approximately $85.4 million. There are no guaranteed minimum royalty payments for 2008 or future years.

        Upon closing the amended collaboration agreement with SGP, the Company recognized strategic alliance revenue of approximately $71.4 million in the third quarter of 2005 relating to the Company's sale to SGP of its existing raw materials and finished goods INTEGRILIN inventory. SGP assumed development obligations relating to the product. The Company continues to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the United States and other areas outside of the European Union.

5.     Marketable Securities

        The following is a summary of available-for-sale securities (in thousands):

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$15,755	$10	$(65)	$15,700
Due in one to three years	561,253	4,861	(769)	565,345
Asset-backed securities
Due in one to five years	84,432	342	(54)	84,720
Due in six to ten years	2,931	12	(14)	2,929
Due after ten years	85,782	400	(679)	85,503
U.S. government agency securities
Due in one year or less	2,492	22	—	2,514
Due in one to three years	44,577	828	(3)	45,402

	$797,222	$6,475	$(1,584)	$802,113

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds
Due in one year or less	$15,420	$—	$(181)	$15,239
Due in one to three years	537,055	426	(3,719)	533,762
Asset-backed securities
Due in one to five years	65,385	152	(206)	65,331
Due in six to ten years	3,441	5	(52)	3,394
Due after ten years	15,435	37	(99)	15,373
U.S. government agency securities
Due in one year or less	2,275	—	(11)	2,264
Due in one to three years	43,422	48	(257)	43,213
Equity securities	—	3,500	—	3,500

	$682,433	$4,168	$(4,525)	$682,076

        The following is a summary of the gross unrealized losses and the fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2007
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$98,026	$(773)	$12,182	$(61)	$110,208	$(834)
Asset-backed securities	49,803	(514)	8,866	(233)	58,669	(747)
U.S. government agency securities	5,103	(3)	—	—	5,103	(3)

Total	$152,932	$(1,290)	$21,048	$(294)	$173,980	$(1,584)

        There were 58 corporate bonds and 125 asset-backed securities in an unrealized loss position at December 31, 2007. The majority of the securities in an unrealized loss position greater than one year have been in an unrealized loss position for less than two years. The unrealized losses were primarily caused by interest rate changes, and not credit quality issues. To determine whether an other-than-temporary impairment exists, the Company demonstrates that it has the ability and intent to hold the investment until a market price recovery and, in doing so, considers evidence indicating the cost of the investment is recoverable and outweighs evidence to the contrary. Since the decline in market value is primarily attributable to changes in interest rates and the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        The unrealized losses on investments in United States government agency securities at December 31, 2007 were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

6.     Property and Equipment

        Property and equipment consists of the following at December 31 (in thousands):

	2007	2006
Equipment	$147,555	$164,463
Capitalized software	39,861	39,192
Leasehold improvements	241,144	231,730
Construction in progress	2,376	1,621

	430,936	437,006
Less accumulated depreciation and amortization	(283,067)	(283,657)

	$147,869	$153,349

        Depreciation expense, which includes amortization of assets recorded under capital leases as described in Note 9, was $23.1 million, $31.9 million and $42.3 million, in 2007, 2006 and 2005, respectively. During the years ended December 31, 2007 and December 31, 2006, the Company retired certain fixed assets that had been fully amortized.

7.     Accrued expenses

        Accrued expenses consist of the following at December 31 (in thousands):

	2007	2006
Payroll and benefits	$31,886	$24,895
Clinical and preclinical development	11,822	10,933
Manufacturing	8,158	4,330
Product returns	3,453	2,562
Governmental and contractual adjustments	3,238	1,463
Other expenses	16,813	18,361

	$75,370	$62,544

8.     Commitments

Lease Commitments

        The Company leases some of its laboratory and office space under operating lease agreements with various terms and renewal options, including major facilities with lease expirations ranging from 2008 through 2020. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

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

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

        At December 31, 2007, the Company has pledged $6.9 million of marketable securities, included in restricted cash, primarily as collateral for letters of credit for specified leased facilities.

        At December 31, 2007, future minimum commitments under leases with noncancelable terms, including leases for facilities that the Company no longer occupies as part of its restructuring plan, of more than one year are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Subleases
Year:
2008	$16,915	$32,184	$(14,184)
2009	17,183	22,341	(12,422)
2010	17,183	21,905	(12,388)
2011	17,183	15,884	(10,623)
2012	17,183	11,385	(9,239)
Thereafter	189,007	11,549	(9,740)

Total	274,654	$115,248	$(68,596)

Less amount representing additional rental payments	(167,621)
Less amount representing interest	(31,992)

Present value of minimum lease payments	75,041
Less current portion of capital lease obligations	(1,246)

Capital lease obligations, net of current portion	$73,795

        Total rent expense, which includes rent for buildings and equipment, was $27.8 million, $31.4 million and $37.4 million in 2007, 2006 and 2005, respectively.

Long-Term Supply Contracts

        The Company relies on third party contract manufacturers for the manufacturing, fill/finish and packaging of VELCADE and INTEGRILIN for both commercial purposes and ongoing clinical trials. The Company has entered into long term supply contracts with certain of these manufacturers. Total future fixed commitments under these long term arrangements approximate $17.6 million in 2008, $24.3 million in 2009, $24.6 million in 2010 and $65.0 million thereafter.

External Collaborations

        The Company funds research efforts of its strategic alliance and various academic collaborators in connection with its research and development programs. Total future fixed commitments under these agreements approximate $2.5 million in 2008 and $2.9 million thereafter.

9.     Convertible Debt

        The Company had the following convertible notes outstanding at December 31, (in thousands):

	2007	2006
2.25% convertible notes due November 15, 2011	$250,000	$250,000
5.5% convertible notes due January 15, 2007	—	83,325
5.0% convertible notes due March 1, 2007	—	16,246

Total	$250,000	$349,571

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

        In November 2006, the Company completed the sale of $250.0 million of its 2.25% notes, which resulted in net proceeds of approximately $242.2 million. The 2.25% notes are convertible into the Company's common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the 2.25% notes, which was equal to the initial conversion price of approximately $15.47 per share of stock, subject to adjustment. The 2.25% notes are convertible only in the following circumstances: (1) if the closing price of the common stock exceeds 120% of the conversion price within a specified period, (2) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (3) if the average trading price per $1,000 principal amount is less than 98% of the product of the closing price of common stock and the then applicable conversion rate within a specified period or (4) during the last three months prior to the maturity date of the notes, unless previously repurchased by the Company under certain circumstances. The 2.25% notes are subordinated in right of payment to all existing and future secured debt of the Company.

        In connection with the sale of the 2.25% notes, the Company paid approximately $7.8 million in financing costs, which have been deferred and are included in other assets. These deferred financing costs are being amortized to interest expense under the effective interest method over the life of the debt. The Company recognized $1.6 million and $0.2 million of interest expense related to deferred financing cost amortization associated with the 2.25% notes during the years ended December 31, 2007 and 2006, respectively.

        Under the terms of the 2.25% notes, the Company is required to make semi-annual interest payments on the outstanding principal balance on May 15 and November 15 of each year. All required interest payments to date have been made.

        The estimated fair value of the Company's 2.25% notes as of December 31, 2007 was $294.1 million based on quoted market values.

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

10.   Stockholders' Equity

Preferred Stock

        The Company has 5,000,000 authorized shares of preferred stock, $0.001 par value, issuable in one or more series, each of such series to have such rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.

Common Stock

        At December 31, 2007, the Company had 500,000,000 authorized shares of common stock, $0.001 par value, with 324,605,075 shares issued and outstanding.

Common Stock Warrants

        During the year ended December 31, 2007, warrants to purchase 429,600 shares of common stock were exercised with a weighted-average exercise price of $9.44 per share. There are no outstanding warrants at December 31, 2007.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

Stock Option Plans

        As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company's employee stock purchase plans. The Company's policy is to grant stock options to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, options have a contractual term of ten years and vest monthly over a four-year period from grant date, although certain options have been, and may in the future, be granted with shorter vesting periods. Certain of the Company's option plans provide for full vesting of options issued under the plans to optionholders who terminate their employment for good reason or are terminated without cause within the period one month before and one year after a change of control. Options granted to consultants and other nonemployees generally vest over the period of service to the Company. Awards of restricted stock are granted to officers and certain employees and generally fully vest four years from the grant date, although certain awards have been, and may in the future, be granted with shorter vesting periods. The Company recognizes stock-based compensation expense equal to the fair value of stock options on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Restricted stock awards are recorded as stock-based compensation expense, based on the market value on the date of the grant, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The Company provides newly issued shares to satisfy stock option exercises, the issuance of restricted stock and stock issued under the Company's employee stock purchase plans.

        As a result of the adoption of SFAS 123R, the Company's net loss for the year ended December 31, 2006 was $42.1 million, or $0.13 per basic and diluted share, greater than if it had continued to account for share-based compensation related to stock options and the Company's employee stock purchase plan under APB 25.

        In connection with the adoption of SFAS 123R, the Company reassessed its valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. In the fourth quarter of 2005, the Company considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. After considering other factors such as its stage of development, the length of time the Company has been public and the impact of having a marketed product, the Company concluded that a blended volatility rate based upon historical performance, as well as the implied volatilities of currently traded options, better reflects the expected volatility of its stock going forward. The Company uses historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. The Company updates its assumptions on a quarterly basis to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

        The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options			Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Expected life (years)	4.1	3.7	4.8	0.5	0.5	0.5
Risk-free interest rate	4.58%	4.76%	4.03%	4.20%	4.49%	3.13%
Volatility	39%	45%	60%	37%	49%	60%

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

        The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

        SFAS 123R requires the application of an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

        The Company has various stock options plans for employees, officers and directors of the Company. During 2007, the Company's 2007 Incentive Plan (the "2007 Plan") was approved to allow for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights of up to 25,000,000 shares of common stock. At December 31, 2007, 520,278 shares of common stock have been reserved for the exercise of options outstanding, 40,000 shares of common stock have been reserved for the vesting of restricted stock units and 24,295,537 shares of common stock are available for future grant under the 2007 Plan. The purpose of the 2007 Plan was to consolidate, conform and replace all of the Company's existing equity plans under which there were shares available for grant.

        The Company's 1993 Incentive Stock Plan (the "1993 Plan"), 1996 Equity Incentive Plan (the "1996 Plan"), and 1997 Equity Incentive Plan (the "1997 Plan"), allowed for the granting of incentive and nonstatutory stock options for purchase of common stock of up to 21,600,000, 22,400,000, and 16,000,000 options, respectively. The Company's 2000 Incentive Stock Plan (the "2000 Plan") allowed for the granting of incentive and nonstatutory stock options, restricted stock awards and other stock- based awards, including the grant of shares based upon specified conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights of up to 45,607,706 shares of common stock. At December 31, 2007, a total of 61,977, 568,788, 760,549 and 17,601,788 shares of common stock have been reserved for exercise of options outstanding under the 1993, 1996, 1997 and 2000 Plans, respectively. No options are available for future grant under the 1993, 1996, 1997 and 2000 Plans.

        In connection with acquisitions prior to 2004, the Company assumed certain stock option plans of its acquired companies. The Plans, as assumed, allowed for the granting of incentive and nonstatutory options to purchase up to 14,595,425 shares of Millennium common stock. At December 31, 2007, a total of 390,897 shares of common stock have been reserved for the exercise of options outstanding under these assumed Plans. No options are available for future grant under these plans.

        Under the 1996 Employee Stock Purchase Plan, eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee's compensation or $25,000 in any calendar year. The offering periods begin on May 1 and November 1 of each year. At December 31, 2007, subscriptions were outstanding for an estimated 74,356 shares at $9.96 per share.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

        The following table presents the combined option activity of the Company's stock option plans for the year ended December 31, 2007:

	Shares of Common Stock Attributable to Options	Weighted-Average Exercise Price Of Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	27,004,963	$16.19
Granted	1,327,326	10.88
Exercised	(4,112,542)	8.26
Forfeited or expired	(4,315,470)	22.25

Outstanding at December 31, 2007	19,904,277	$16.32	5.35	$61,114

Vested or expected to vest at December 31, 2007	19,150,633	$16.54	5.19	$57,777

Exercisable at December 31, 2007	16,534,035	$17.46	4.72	$46,610

        The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $3.96, $3.93 and $4.56, respectively.

        The intrinsic value of options exercised during 2007, 2006 and 2005 was $15.7 million, $13.5 million and $9.4 million, respectively.

        As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $6.6 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

        A summary of the status of nonvested shares of restricted stock and restricted stock units as of December 31, 2007, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	1,659,100	$10.31
Granted	2,300,786	10.90
Vested	(509,819)	10.36
Forfeited	(370,526)	10.58

Nonvested at December 31, 2007	3,079,541	$10.70

        The total fair value of shares of restricted stock that vested was approximately $5.3 million and $0.4 million during the periods ended December 31, 2007 and 2006, respectively. No shares of restricted stock vested in 2005.

        As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units amounted to approximately $12.1 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

11.   Income Taxes

        The difference between the Company's expected tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before provision for income taxes, and actual tax is reconciled as follows (in thousands):

	2007	2006	2005
Income (loss) before provision for income taxes	$14,909	$(43,953)	$(198,249)

Expected income tax (benefit) at 35% statutory rate	$5,218	$(15,384)	$(69,387)
Change in valuation allowance allocated to tax expense	(7,172)	13,236	68,694
Nondeductible compensation including stock plans	1,089	1,324	—
Other permanent items	865	824	693

Income tax provision	$—	$—	$—

        At December 31, 2007, the Company had unused net operating loss carryforwards of approximately $1.4 billion available to reduce federal taxable income, expiring in 2008 through 2027, and $266.0 million available to reduce state taxable income, expiring in 2008 through 2012. The Company also has federal and net state tax credits of approximately $112.2 million available to offset federal and state income taxes, both of which begin to expire in 2008. Due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved these tax benefits.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

	2007	2006
Net operating loss carryforwards	$261,512	$276,830
Tax credit carryforwards	77,727	104,291
Capitalized research costs	377,374	388,219
Property and other intangible assets	58,987	65,898
Deferred revenue	5,053	7,769
Stock compensation	18,023	14,216
Accrued restructuring	19,761	27,005
Unrealized loss on marketable securities	—	143
Other	12,522	13,625

Gross deferred tax assets	830,959	897,996
Valuation allowance	(710,037)	(765,646)

Total deferred tax assets	120,922	132,350

Deferred tax liabilities:
Other intangible assets	(118,965)	(132,350)
Unrealized gain on marketable securities	(1,957)	—

Total deferred tax liabilities	(120,922)	(132,350)

Net deferred taxes	$—	$—

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

        The valuation allowance decreased by $55.6 million during 2007 due primarily to the Company's adoption of FIN 48, as more fully described below, which resulted in a net derecognition of approximately $33.7 million of deferred tax assets from tax credit carryforwards and the related valuation allowance. In addition, there were net reductions of approximately $14.9 million due to temporary items arising from changes in the differences of costs for financial accounting and tax purposes, especially for capitalized research costs, property and other intangible assets, accrued restructuring and amortized intangible assets. Net operating loss carryforwards decreased by approximately $15.3 million as the amount of losses expiring during the year exceeded current net operating losses from operations.

        All of the Company's deferred tax assets that are not offset with reversing deferred tax liabilities have a full valuation allowance recorded against them as, pursuant to the criteria under SFAS 109, it is "more likely than not" that they will not be realized based on the Company's historical accumulated loss position. Should the Company continue to have profitable operations in the future, some or all of the deferred tax assets may be considered realizable. If and when the Company concludes that the realization of the deferred tax assets is more likely than not, the Company will record a reduction in the valuation allowance in the period such determination is made.

        Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007 would be allocated as follows (in thousands):

Reported in the statement of operations	$694,052
Reported as a decrease to goodwill	17,942
Reported in other comprehensive income (loss)	(1,957)

Total valuation allowance	$710,037

        As discussed in Note 2, the Company adopted SFAS 123R effective January 1, 2006 for stock-based compensation plans. Generally, tax return deductions are allowable on such arrangements, but, may arise in different amounts and periods from compensation costs recognized on financial statements. Pursuant to SFAS 123R, if the tax return deduction for an award exceeds the cumulative compensation cost recognized in the financial statements, any excess tax benefit shall be recognized as additional paid-in capital when the deduction reduces taxes payable. Prior to adoption, the Company recognized deferred tax assets, along with an offsetting valuation allowance, for net operating loss carryforwards that included deductions for excess tax benefits from stock-based compensation. On adoption, the Company chose to derecognize the deferred tax asset for these excess tax deductions in the net operating loss carryforwards, along with the offsetting valuation allowance. The net tax amount of the unrealized excess tax benefits that are no longer included and disclosed as deferred tax assets for December 31, 2007, is approximately $234.0 million.

        Effective January 1, 2007, the Company adopted FIN 48. Upon implementation, the Company derecognized $33.7 million, net, of deferred tax assets related to research and development and investment tax credit carryforwards that did not meet the more-likely-than-not recognition threshold under FIN 48. The adjustment did not impact retained earnings or the statement of operations, as there is a full valuation allowance recorded against these deferred tax assets. There would be no affect on the Company's effective tax rate upon a recognition of this tax benefit because any increase in the benefit would result an increase in a deferred tax asset and a corresponding increase in the Company's valuation allowance. The Company does not expect that the unrecognized tax benefit will materially increase or decrease in the next year. It is the Company's accounting policy to treat interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

has not recognized any interest and penalties related to uncertain tax positions to date since adoption of FIN 48.

        A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$40,013
Additions based on tax positions related to current year	1,040
Other additions or reductions	—

Total valuation allowance	$41,053

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

12.   Related Party Transactions

        In November 2003, the Company sold specified assets, including intellectual property to Portola Pharmaceuticals, Inc. ("Portola"), a company founded and owned in part by a member of Millennium's board of directors. In exchange for these assets, the Company received Portola Series A preferred convertible stock, representing less than a 5% ownership in Portola. The investment in Portola is accounted for using the cost method and is included in other assets on the balance sheet at December 31, 2007 and 2006. In addition, commencing in June 2004, Portola sub-leased specified research facilities of the Company in South San Francisco, CA. In August 2004, the Company entered into an additional transaction with Portola to license to Portola the Company's Factor Xa inhibitor program in return for milestone and royalty payments upon achievement of certain events. In December 2007, the Company recorded $5.0 million in strategic alliance revenue for the achievement of a clinical development milestone under the Factor Xa inhibitor program. In December 2005, the Company entered into a transaction with Portola to license to Portola the Company's Aggregometer system in exchange for cash and Portola Series B preferred stock, which combined with the previous stock issued, maintains the Company's ownership in Portola at less than 5%.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

13.   Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2007	Second Quarter Ended June 30, 2007	Third Quarter Ended September 30, 2007	Fourth Quarter Ended December 31, 2007
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$58,640	$62,550	$70,360	$73,691
Revenue under strategic alliances	15,714	11,826	10,628	57,249
Royalties	36,370	38,903	41,344	50,250

Total revenues	110,724	113,279	122,332	181,190

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	5,358	5,379	6,931	10,712
Research and development	69,206	71,374	70,152	76,362
Selling, general and administrative	41,548	49,040	45,348	53,126
Restructuring	5,611	5,772	1,667	(164)
Amortization of intangibles	8,487	8,487	8,488	8,488

Total costs and expenses	130,210	140,052	132,586	148,524

Income (loss) from operations	(19,486)	(26,773)	(10,254)	32,666
Other income, net	12,708	9,092	8,561	8,395

Net income (loss)	$(6,778)	$(17,681)	$(1,693)	$41,061

Amounts per common share:
Earnings (loss) per share, basic and diluted	$(0.02)	$(0.06)	$(0.01)	$0.13

Weighted-average shares, basic	316,072	317,799	318,871	320,089

Weighted-average shares, diluted	316,072	317,799	318,871	340,668

        Refer to Note 2 for the calculation of diluted earnings per share for the quarter ended December 31, 2007.

Millennium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements December 31, 2007 (Continued)

	First Quarter Ended March 31, 2006	Second Quarter Ended June 30, 2006	Third Quarter Ended September 30, 2006	Fourth Quarter Ended December 31, 2006
	(In Thousands, Except Per Share Amounts)
Revenues:
Net product sales	$53,373	$58,786	$53,161	$55,132
Revenue under strategic alliances	38,629	27,165	17,196	48,685
Royalties	30,473	34,172	33,737	36,321

Total revenues	122,475	120,123	104,094	140,138

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	15,828	14,102	6,730	8,785
Research and development	80,839	77,439	71,764	80,868
Selling, general and administrative	37,224	39,261	36,037	50,371
Restructuring	2,831	1,554	1,352	14,656
Amortization of intangibles	8,487	8,487	8,488	8,488

Total costs and expenses	145,209	140,843	124,371	163,168

Loss from operations	(22,734)	(20,720)	(20,277)	(23,030)
Other income, net	1,893	3,053	6,560	31,302

Net income (loss)	$(20,841)	$(17,667)	$(13,717)	$8,272

Amounts per common share:
Earnings (loss) per share, basic and diluted	$(0.07)	$(0.06)	$(0.04)	$0.03

Weighted-average shares, basic	311,823	313,321	314,228	315,481

Weighted-average shares, diluted	311,823	313,321	314,228	318,468

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

1.     Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

b)    Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Millennium Pharmaceuticals, Inc.

        We have audited Millennium Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Millennium Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Millennium Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Millennium Pharmaceuticals, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 25, 2008

c)     Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        On February 28, 2008, we entered into indemnification agreements with each of our directors and executive officers. The indemnification agreement is in addition to the coverage provided by our certificate of incorporation and by our officers' and directors' liability insurance. The indemnification agreement provides, among other things, that we will indemnify our directors and executive officers for certain expenses including attorneys' fees, judgments, fines, penalties and settlement amounts, and certain other expenses that the director or officer actually and reasonably incurs in any action or proceeding arising out of the person's services as our director or executive officer. In certain circumstances, expenses may be paid in advance to the officer or director. The agreement does not indemnify the officer or director in connection with a proceeding initiated by the officer or director unless our Board of Directors approved the initiation of the proceeding or the proceeding was commenced following a change in control. The agreement also does not indemnify the person to the extent the person's expenses are reimbursed from the proceeds of insurance, and if we make any indemnification payments to the person which are later reimbursed from the proceeds of insurance, the person must refund the amount of the reimbursed payments to us.

        This description of the indemnification agreements is not complete and is qualified in its entirety by reference to the complete text of the form of the agreements filed as Exhibit 10.58 to this Annual Report on Form 10-K for the year ended December 31, 2007.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The section entitled "Our Executive Officers" in Part I of this annual report contains information about our executive officers.

        We provide information in response to this item in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2008 Annual Meeting of Stockholders expected to be held on May 22, 2008 as follows:

  •
  Information about our directors will appear in the section entitled "Election of Directors."

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

        We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees, known as the Core Values Handbook. The Core Values Handbook is available on our website at http://www.millennium.com/investors in the corporate governance section. We intend to post on our website all disclosures that are required by law or NASDAQ Global Select Market listing standards concerning any amendments to, or waivers from, our code of business conduct and ethics. Stockholders may request a free copy of the Core Values Handbook by writing to Investor Relations, Millennium Pharmaceuticals, Inc., 40 Landsdowne Street, Cambridge, Massachusetts 02139 or submitting a request through the website.

Item 11.    EXECUTIVE COMPENSATION

        We provide information about our executive compensation in the sections entitled "Director Compensation," "Compensation of Executive Officers," "Compensation Discussion and Analysis," and "Compensation and Talent Committee Report on Executive Compensation" in the proxy statement we file with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders expected to be held on May 22, 2008. We incorporate herein by reference the information contained in those sections of our proxy statement.

        The Compensation and Talent Committee Report on Executive Compensation contained in the proxy statement for our 2008 Annual Meeting of Stockholders shall be deemed furnished in this annual report and shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into such filing.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        We provide information about security ownership of certain beneficial owners and management required by this item in the section entitled "Ownership of Our Common Stock" in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2008 Annual Meeting of Stockholders expected to be held on May 22, 2008. We incorporate herein by reference the information contained in that section of our proxy statement.

Equity Compensation Plan Information

        We provide information about security ownership of certain beneficial owners and management required by this item in the section entitled "Equity Compensation Plan Information" in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2008 Annual Meeting of Stockholders expected to be held on May 22, 2008. We incorporate herein by reference the information contained in that section of our proxy statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        We provide the information required by this item in the section entitled "Our Corporate Governance" in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2008 Annual Meeting of Stockholders expected to be held on May 22, 2008. We incorporate herein by reference the information contained in that section of our proxy statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We provide the information required by this item in the section entitled "Independent Registered Public Accounting Firm" in the proxy statement we file with the Securities and Exchange Commission in connection with our solicitation of proxies for our 2008 Annual Meeting of Stockholders expected to be held on May 22, 2008. We incorporate herein by reference the information contained in that section of our proxy statement.

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

Date: February 29, 2008	MILLENNIUM PHARMACEUTICALS, INC.
	By:	/s/ DEBORAH DUNSIRE Deborah Dunsire President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBORAH DUNSIRE Deborah Dunsire	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ MARSHA H. FANUCCI Marsha H. Fanucci	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ ROBERT F. FRIEL Robert F. Friel	Director	February 29, 2008
/s/ A. GRANT HEIDRICH, III A. Grant Heidrich, III	Director	February 29, 2008
/s/ CHARLES J. HOMCY Charles J. Homcy	Director	February 29, 2008
/s/ RAJU S. KUCHERLAPATI Raju S. Kucherlapati	Director	February 29, 2008
/s/ JEFFREY LEIDEN Jeffrey Leiden	Director	February 29, 2008

/s/ MARK J. LEVIN Mark J. Levin	Director	February 29, 2008
/s/ NORMAN C. SELBY Norman C. Selby	Director	February 29, 2008
/s/ KENNETH E. WEG Kenneth E. Weg	Director	February 29, 2008
/s/ ANTHONY H. WILD Anthony H. Wild	Director	February 29, 2008

EXHIBIT INDEX

		Incorporated by Reference
					Filed with this 10-K
Exhibit No.	Description	Form	SEC filing date	Exhibit number
	Articles of Incorporation and By-laws
3.1	Restated Certificate of Incorporation, as amended	8-K	05/10/2007	3.1
3.2	Second Amended and Restated By-laws	8-K	05/10/2007	3.2
	Instruments defining the rights of security holders, including indentures
4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company	S-1/A(333-02490)	05/02/1996	4.1
4.2	Rights Agreement dated April 5, 2001 by and between the Company and State Street Bank and Trust Company, N.A.	8-K	04/05/2001	4.1
4.3	Indenture, dated November 15, 2006, between the Company and U.S. Bank National Association, as Trustee, relating to the 2.25% Convertible Senior Notes due November 15, 2011 (including the form of Global Note attached as Exhibit A thereto)	8-K	11/21/2006	4.1
	Material contracts—financing agreements
10.1	Form of Master Equipment Lease Financing Agreement, dated September 19, 1996 by and between the Company and GE Capital Corporation, as amended	10-Q 10-Q 10-K 10-K	11/13/1996 08/14/1997 02/25/2000 03/15/2001	10.2 10.9 10.3, 10.4 10.2
	Material contracts—leases
10.2	Lease Agreement dated August 26, 1993, as amended, by and between the Company and the Massachusetts Institute of Technology, as amended, for 640 Memorial Drive, Cambridge, MA	S-1 (333-2490) 10-K 10-K 10-K	03/18/1996 03/24/1999 02/25/2000 03/15/2001	10.32 10.57 10.6 10.4
10.3	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 35 Landsdowne Street, Cambridge, MA	10-Q	11/9/2000	10.3
10.4	Lease Agreement dated August 4, 2000 by and between the Company and Forest City Enterprises, Inc. for 40 Landsdowne Street, Cambridge, MA	10-Q	11/9/2000	10.4

10.5	First Amendment to Lease FC 40 Landsdowne, Inc. to the Company dated November 5, 2001	10-K	03/08/2006	10.5
	Material contracts—research and development/collaboration agreements
10.6(a)†	Collaboration and License Agreement dated June 22, 2000 by and between the Company and the sanofi-aventis Group (as successor to Aventis Pharmaceuticals, Inc.), as amended	10-Q 10-Q	07/26/2000 10/25/2001	10.1 10.3
10.6(b)†	Second Amendment effective as of December 22, 2002 and dated April 22, 2003 to the Collaboration and License Agreement	10-Q	08/12/2003	10.1
10.6(c)†	Technology Development Agreement dated June 22, 2000	10-Q	07/26/2000	10.2
10.6(d)	Registration Rights Agreement dated June 22, 2000	10-Q	07/26/2000	10.4
10.6(e)†	Letter Agreement dated May 27, 2004 relating to the Collaboration and License Agreement	10-Q	08/04/2004	10.1
10.6(f)†	Letter Agreement dated July 21, 2005	10-Q	08/08/2005	10.7
10.6(g)†	Third Amendment effective as of October 31, 2005 and dated November 7, 2005 to the Collaboration and License Agreement	10-K	03/08/2006	10.7(g)
	Material contracts—INTEGRILIN® (eptifibatide) Injection
10.7†	License and Supply Agreement between the Company (as successor to COR Therapeutics, Inc.) and Solvay, Société Anonyme, dated July 27, 1994, as amended	10-Q*	11/13/1998	10.24 10.25 10.26 10.27 10.28 10.29
10.8†	New Long Term Supply Agreement between the Company and Solvay, Société Anonyme, dated January 1, 2003	10-K	03/07/2003	10.9
10.9†	Collaboration Agreement between Schering-Plough Ltd., Schering Corporation and the Company (as successor to COR Therapeutics, Inc.) dated April 10, 1995, as amended	10-Q* 10-K* 10-K* 10-Q* 10-Q*	08/08/1995 03/25/1999 03/30/2000 08/10/2000 11/08/2000	10.41 10.33 10.35 10.1 10.1, 10.2

10.10†	Letter agreement dated June 4, 2002 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company	10-K	03/10/2004	10.8
10.11†	Addendum to Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 1, 2003	10-K	03/10/2004	10.9
10.12†	Letter agreement dated November 3, 2003 relating to the Collaboration Agreement dated April 10, 1995 between Schering Corporation and the Company	10-K	03/10/2004	10.10
10.13†	Agreement about European Commercialization of Integrilin by and among the Company, Schering Corporation and Schering-Plough, Ltd. dated June 21, 2004	10-Q	08/04/2004	10.2
10.14†	Letter agreement dated September 17, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd	10-K	03/08/2005	10.10
10.15†	Letter agreement dated November 30, 2004 relating to the Addendum dated June 1, 2003 to the Collaboration Agreement among the Company, Schering Corporation and Schering-Plough, Ltd	10-K	03/08/2005	10.11
10.16†	Amended and Restated Integrilin Agreement dated July 22, 2005 among the Company, Schering Corporation and Schering-Plough, Ltd.	10-Q	11/08/2005	10.1
10.17†	Side Agreement dated October 13, 2005 among the Company, Schering Corporation and Schering-Plough Ltd.	10-Q	11/08/2005	10.2
10.18†	Supply Agreement dated September 1, 2005 by and between the Company and Schering Corporation	10-Q	11/08/2005	10.3
10.19(a)†	License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004	10-Q	08/04/2004	10.3

10.19(b)†	Letter agreement dated March 4, 2005 relating to the License, Development and Commercialization Agreement by and between GlaxoSmithKline plc and the Company dated June 22, 2004	10-K	03/08/2005	10.12(b)
	Material contracts—VELCADE® (bortezomib) for Injection
10.20†	Patent License Agreement between the Public Health Service and the Company dated December 2, 2002	10-K	03/10/2004	10.11
10.21(a)†	Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003	10-Q	08/12/2003	10.2
10.21(b)†	Amendment dated July 15, 2004 to Collaboration, Distribution and License Agreement by and between the Company and Ortho Biotech Products, L.P. dated June 30, 2003	10-Q/A	11/09/2006	10.5
10.22(a)†	Co-Promotion Agreement dated October 25, 2006 between the Company and Ortho Biotech Inc.	10-K	03/01/2007	10.22
10.22(b)†	First Amendment dated May 2, 2007 to the Co-Promotion Agreement between the Company and Ortho Biotech, Inc. dated October 25, 2006	10-Q	08/08/2007	10.1
	Material contracts—management contracts and compensatory plans
10.23#	Key Employee Change in Control Severance Plan	10-K	03/08/2006	10.26
10.24#	Non-Qualified Deferred Compensation Plan	10-K	03/08/2006	10.27
10.25#	Description of Non-Employee Director Compensation	8-K	05/10/2007	99.4
10.26#	Description of Success Sharing Bonus Program of Millennium Pharmaceuticals, Inc.	10-K	03/01/2007	10.27
10.27#	2007 Incentive Plan	8-K	05/10/2007	99.1
10.28#	Form of Terms of Stock Option Granted Under 2007 Incentive Plan	8-K	05/10/2007	99.2
10.29#	Form of Restricted Stock Agreement Under 2007 Incentive Plan	8-K	05/10/2007	99.3

10.30#	Form of Restricted Stock Unit Agreement Under 2007 Incentive Plan				X
10.31#	2003 Employee Stock Purchase Plan for Non-U.S. Subsidiaries and Affiliated Entities, as amended	10-Q	11/08/2005	10.5
10.32#	2000 Stock Incentive Plan, as amended	10-K	03/07/2003	10.14
10.33#	Form of Terms of Stock Option Granted Under 2000 Stock Incentive Plan	10-K	03/08/2006	10.33
10.34#	Form of Restricted Stock Agreement Under 2000 Stock Incentive Plan	10-K	03/08/2006	10.28
10.35#	1997 Equity Incentive Plan, as amended	10-K	03/07/2003	10.15
10.36#	1996 Equity Incentive Plan, as amended	10-K	03/07/2003	10.16
10.37#	1996 Employee Stock Purchase Plan, as amended	10-Q	08/04/2006	10.2
10.38#	1993 Incentive Stock Plan, as amended	10-K	03/07/2003	10.20
10.39#	1991 Equity Incentive Plan, as amended, assumed by the Company as successor to COR Therapeutics, Inc.	10-Q*	05/09/2001	10.2
10.40#	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium BioTherapeutics, Inc.	10-K	03/07/2003	10.23
10.41#	1997 Equity Incentive Plan, as amended, assumed by the Company as successor to Millennium Predictive Medicine, Inc.	10-K	03/07/2003	10.24
10.42#	Form of Indemnification Agreement between the Company (as successor to COR Therapeutics, Inc.) and Charles J. Homcy	S-1 (33-40627)*	05/16/1991	10.1
10.43#	Agreement dated August 6, 2004 between the Company and Marsha H. Fanucci	10-Q	11/09/2004	10.1
10.44#	Offer letter agreement dated September 28, 2004 between the Company and Laurie B. Keating	10-Q	11/09/2004	10.3
10.45#	Offer Letter Agreement dated June 23, 2005 between the Company and Deborah Dunsire	10-Q	08/08/2005	10.1
10.46#	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire	10-Q	08/08/2005	10.2

10.47#	Restricted Stock Agreement dated July 18, 2005 between the Company and Deborah Dunsire	10-Q	08/08/2005	10.3
10.48#	Incentive Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005	10-Q	08/08/2005	10.4
10.49#	Nonstatutory Stock Option Granted under 2000 Stock Incentive Plan to Deborah Dunsire on July 18, 2005	10-Q	08/08/2005	10.5
10.50#	Description of Deferred Compensation Plan for Deborah Dunsire	10-Q	08/08/2005	10.6
10.51#	Offer letter agreement dated January 23, 2006 between the Company and Christophe Bianchi	10-K	03/08/2006	10.53
10.52#	Offer letter agreement dated February 6, 2006 between the Company and Stephen M. Gansler	10-K	03/08/2006	10.54
10.53#	Form of agreement entered into with certain executive officers of the Company, together with a schedule of the parties thereto	10-Q	08/08/2007	10.2
10.54#	Offer letter agreement dated September 30, 1997 between the Company and Anna Protopapas				X
10.55#	Offer letter agreement dated June 11, 1999 between the Company and Joseph B. Bolen				X
10.56#	Offer letter agreement dated August 29, 2001 between the Company and Nancy Simonian				X
10.57#	Offer letter agreement dated February 28, 2001 between the Company and Peter F. Smith				X
10.58#	Form of Indemnification Agreement entered into with certain executive officers of the Company, together with a schedule of parties thereto				X
	Additional Exhibits
21	Subsidiaries of the Company				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Statement Pursuant to 18 U.S.C. §1350	X
32.2	Statement Pursuant to 18 U.S.C. §1350	X

#
Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K

†
Confidential treatment has been requested or granted as to certain portions, which portions have been separately filed with the Securities and Exchange Commission

*
COR Therapeutics, Inc. filing (Commission file number 0-19290)

        Unless otherwise noted, the Commission file number for all exhibits incorporated by reference herein is 0-28494.

Millennium Pharmaceuticals, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

        Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Charges Utilized/Write-offs	Balance at End of Period
Year ended December 31, 2005	(1,500)	(2,004)	1,000	(2,504)
Year ended December 31, 2006	(2,504)	(21)	2,004	(521)
Year ended December 31, 2007	(521)	(5)	2	(524)

QuickLinks

Documents incorporated by reference
TABLE OF CONTENTS PART I
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
Regulatory Risks
Risks Relating to Our Business, Strategy and Industry
Risks Relating to Our Financial Results and Need for Financing
Risks Relating to Collaborators
Risks Relating to Intellectual Property
Risks Relating to Product Manufacturing, Marketing and Sales
Risks Relating to Holding Our Common Stock
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PERFORMANCE GRAPH
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
Millennium Pharmaceuticals, Inc. Notes to Consolidated Financial Statements December 31, 2007
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Millennium Pharmaceuticals, Inc. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Allowance for Doubtful Accounts