Form 10-Q
period 2008-03-31
MILLENNIUM PHARMACEUTICALS INC
filed 2008-05-12
CIK 1002637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 2, 2008:   327,288,246

MILLENNIUM PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

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

PART I   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,973	$89,163
Marketable securities	787,315	802,113
Accounts receivable, net of allowances of $514 in 2008 and $524 in 2007	85,562	126,349
Inventory	7,410	6,821
Prepaid expenses and other current assets	10,118	9,624
Total current assets	1,034,378	1,034,070
Property and equipment, net	144,715	147,869
Restricted cash	7,584	7,650
Other assets	29,646	29,961
Goodwill	1,218,630	1,217,501
Developed technology, net	230,048	238,413
Intangible assets, net	60,914	61,036
Total assets	$2,725,915	$2,736,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,562	23,461
Accrued expenses	59,311	75,370
Current portion of restructuring	19,862	22,986
Current portion of deferred revenue	4,357	9,412
Current portion of capital lease obligations	1,262	1,246
Total current liabilities	101,354	132,475
Other long-term liabilities	2,333	2,016
Restructuring, net of current portion	21,359	26,416
Deferred revenue, net of current portion	14,574	14,905
Capital lease obligations, net of current portion	73,474	73,795
Long-term debt	250,000	250,000

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 500,000 shares authorized: 326,660 shares at March 31, 2008 and 324,605 shares at December 31, 2007 issued and outstanding	327	325
Additional paid-in capital	4,738,195	4,728,762
Accumulated other comprehensive income	5,755	3,888
Accumulated deficit	(2,481,456)	(2,496,082)
Total stockholders’ equity	2,262,821	2,236,893
Total liabilities and stockholders’ equity	$2,725,915	$2,736,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007

Revenues:
Net product sales	$83,470	$58,640
Revenue under strategic alliances	15,523	15,714
Royalties	40,459	36,370
Total revenues	139,452	110,724

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	10,160	5,358
Research and development (Note 1)	71,406	69,206
Selling, general and administrative (Note 1)	49,795	41,548
Restructuring	(2,870)	5,611
Amortization of intangibles	8,487	8,487
Total costs and expenses	136,978	130,210

Income (loss) from operations	2,474	(19,486)

Other income (expense):
Investment income, net	14,553	15,495
Interest expense	(2,401)	(2,787)
Net income (loss)	$14,626	$(6,778)

Amounts per common share:

Earnings (loss) per share, basic and diluted	$0.05	$(0.02)

Weighted average shares, basic	321,608	316,072
Weighted average shares, diluted	326,694	316,072

Note 1:  Stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007

Research and development	$1,361	$2,055
Selling, general and administrative	4,162	3,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$14,626	$(6,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,634	17,083
Realized gain on sale of restructured assets	(211)	—
Amortization of deferred financing costs	402	448
Realized gain on securities, net	(3,315)	(5,092)
401K stock match	167	1,650
Stock-based compensation expense	5,523	5,402
Changes in operating assets and liabilities:
Accounts receivable	40,787	24,203
Inventory	(589)	1,508
Prepaid expenses and other current assets	(494)	576
Restricted cash and other assets	66	(3,509)
Accounts payable and accrued expenses	(30,863)	(20,534)
Deferred revenue	(5,386)	(838)
Other long-term liabilities	317	34
Net cash provided by operating activities	33,664	14,153

Cash Flows from Investing Activities:
Investments in marketable securities	(177,153)	(190,474)
Proceeds from sales and maturities of marketable securities	195,811	117,991
Purchases of property and equipment	(1,354)	(1,100)
Other investing activities	400	1,269
Net cash provided by (used in) investing activities	17,704	(72,314)

Cash Flows from Financing Activities:
Net proceeds from employee stock purchases	3,747	8,351
Repayment of principal of long-term debt obligations	—	(99,571)
Principal payments on capital leases	(305)	(291)
Net cash provided by (used in) financing activities	3,442	(91,511)

Increase (decrease) in cash and cash equivalents	54,810	(149,672)
Effects of exchange rate changes on cash and cash equivalents	—	1
Cash and cash equivalents, beginning of period	89,163	212,273
Cash and cash equivalents, end of period	$143,973	$62,602

Supplemental Cash Flow Information:
Cash paid for interest	$610	$3,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2008, and for the three months ended March 31, 2008 and 2007, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2007, have been derived from audited financial statements.

2.   Summary of Significant Accounting Policies

Cash Equivalents, Marketable Securities and Other Investments

Cash equivalents principally consist of money market funds and corporate bonds with maturities of three months or less at the date of purchase. Marketable securities primarily consist of investment-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. Other investments represent ownership in private companies in which the Company holds less than a 20 percent ownership position and does not otherwise exercise significant influence. The Company carries such investments at cost unless significant influence can be exercised over the investee, in which case such securities are recorded using the equity method. The Company monitors these investments in private companies on a quarterly basis and determines whether any impairment in their value would require a charge to the statement of operations, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions.  These other investments are included in other long-term assets at March 31, 2008 and December 31, 2007.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2008 and December 31, 2007 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

During the three months ended March 31, 2008, the Company recorded realized gains on marketable securities and other investments of $3.7 million and realized losses on marketable securities of $0.4 million.  During the three months ended March 31, 2007, the Company recorded realized gains on marketable securities and other investments of $6.0 million and realized losses on marketable securities of $0.9 million.

Realized gains on marketable securities for the three months ended March 31, 2008 included a realized gain of approximately $1.2 million related to the Company’s share of proceeds from a class action proceeding against WorldCom, Inc.  The Company had previously recorded realized losses equal to the carrying value of its investment in WorldCom, Inc., as the decline in value was determined to be other-than-temporary at that time.

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

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

Revenues from Ortho Biotech Products, L.P. (“OBL”), a member of the Johnson & Johnson Family of Companies, accounted for approximately 19 percent and 15 percent of consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

Revenues from Schering-Plough Ltd. and Schering Corporation (collectively “SGP”) accounted for approximately 16 percent and 25 percent of consolidated revenues for the three months ended March 31, 2008 and 2007, respectively.

There were no other significant customers under strategic alliances and royalties for the three months ended March 31, 2008 and 2007.

Information Concerning Market and Source of Supply Concentration

The Company relies on third party contract manufacturers for the manufacturing of the active ingredient, formulation, fill/finish and packaging of VELCADE for both commercial purposes and for ongoing clinical trials. The Company has established long term supply relationships for the production of commercial supplies of VELCADE. The Company works with one manufacturer under a long term supply agreement to complete fill/finish for VELCADE. The Company is currently qualifying a second fill/finish supplier in order to mitigate its risk of VELCADE supply interruption.

The Company distributes VELCADE in the United States through a sole-source open access distribution model where the Company sells directly to an independent third party who in turn distributes to the wholesaler base. In April 2006, the Company’s distributor added a second distribution site to its network in order to improve access to the product for physicians in the western United States.

INTEGRILIN has received regulatory approvals in the United States, the countries of the European Union and a number of other countries for various indications. The Company and SGP co-promoted INTEGRILIN in the United States and shared any profits and losses through August 31, 2005. In September 2005, SGP acquired the exclusive development and commercialization rights to INTEGRILIN in the United States from the Company. In the European Union, GlaxoSmithKline plc (“GSK”) exclusively markets INTEGRILIN. The Company continues to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories, and at the expense of GSK in the GSK territory.

The Company relies on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. The Company has three approved manufacturers, two of which currently provide the Company with eptifibatide, the active pharmaceutical ingredient (“API”) necessary to make INTEGRILIN, for both clinical trials and commercial supply. Solvay, S.A., one of the current manufacturers, owns the process technology used by it and one other manufacturer for the production of the API. In June 2006, the Company received FDA approval of its own alternative process technology utilized by the second manufacturer for the production of eptifibatide. The European Medicines Agency approved the alternate process technology for eptifibatide in June 2007. The Company has two manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for INTEGRILIN for the United States. The FDA or other regulatory agencies must approve the processes or the facilities that may be used for the manufacture of the Company’s marketed products.

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

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Inventory consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$3,909	$4,270
Work in process	2,794	1,385
Finished goods	707	1,166
	$7,410	$6,821

Goodwill and Intangible Assets

Intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

Intangible assets consist of the following (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$435,000	$(204,952)	$435,000	$(196,587)
Core technology	$18,712	$(18,712)	$18,712	$(18,712)
Other	17,060	(15,146)	17,060	(15,024)
Total amortizable intangible assets, excluding developed technology	35,772	(33,858)	35,772	(33,736)
Total indefinite-lived trademark	59,000	—	59,000	—
Total intangible assets, excluding developed technology	$94,772	$(33,858)	$94,772	$(33,736)

Amortization of intangibles is computed using the straight-line method over the useful lives of the respective assets as follows:

Developed technology	13 years
Core technology	4 years
Other	2 to 12 years

Amortization expense was approximately $8.5 million in each of the three months ended March 31, 2008 and 2007.  The Company expects to incur amortization expense of approximately $34.0 million for each of the next five years.

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

Goodwill as of March 31, 2008 consists of the excess purchase price over the estimated fair value of net tangible and intangible assets. The carrying value may be adjusted as a result of the continued settlement of contingent consideration arising from acquisitions. Accordingly, goodwill increased by $1.1 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumption, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•                  Level 1 – Observable inputs such as quoted prices in active markets;

•                  Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s third-party investment custodian provides a report which classifies the Company’s holdings within its portfolio under the above valuation hierarchy assumptions.  The Company reviews any estimates and judgments applied by the custodian in determining the appropriate investment classifications.

The Company’s marketable securities were valued at March 31, 2008 by its third-party investment custodian using information provided by pricing services. Because the Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis, the pricing service applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.

Assets measured at fair value at March 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Corporate bonds	$509,853	$—	$509,853	$—
Asset-backed securities	158,067	—	158,067	—
U.S. government securities	119,395	119,395	—	—
Total	$787,315	$119,395	$667,920	$—

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

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

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

•                  royalties earned on sales of INTEGRILIN in Europe, as provided by GSK; and

•                  other royalties.

Advertising and Promotional Expenses

Advertising and promotional expenses are expensed as incurred. During the three months ended March 31, 2008 and 2007, advertising and promotional expenses were $7.3 million and $6.7 million, respectively.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Common equivalent shares from options, warrants, unvested restricted shares and the assumed conversion of convertible notes that were not included in the calculation of diluted shares because the effect would have been anti-dilutive were 25.4 million and 36.6 million at March 31, 2008 and 2007, respectively.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

Basic and diluted earnings (loss) per common share were determined as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Basic
Net income (loss)	$14,626	$(6,778)
Weighted average shares outstanding	321,608	316,072
Basic earnings (loss) per share	$0.05	$(0.02)
Diluted
Net income (loss)	$14,626	$(6,778)
Weighted average shares outstanding	321,608	316,072
Effect of dilutive options and restricted stock	5,086	—
Weighted average shares assuming dilution	326,694	316,072
Diluted earnings (loss) per share	$0.05	$(0.02)

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss), changes in unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$14,626	$(6,778)
Unrealized gain (loss) on marketable securities	1,865	(615)
Cumulative translation adjustments	2	4
Comprehensive income (loss)	$16,493	$(7,389)

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2008	December 31, 2007
Unrealized gain on marketable securities	$6,757	$4,892
Cumulative translation adjustments	(1,002)	(1,004)
Accumulated other comprehensive income	$5,755	$3,888

Stock-Based Compensation Expense

SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.  The Company recognized stock-based compensation expense of $5.5 million and $5.4 million during the three months ended March 31, 2008 and 2007, respectively.

Accounting Pronouncements

In December 2007, the FASB issued EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for the Company beginning on January 1, 2009. The Company is currently evaluating the effect EITF 07-1 will have on its consolidated financial position and results of operations.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

3.   Restructuring

2006 Resource Alignment

In October 2006, the Company announced a program to further align resources with its current corporate priorities of advancing VELCADE and accelerating the clinical and preclinical pipeline by lowering investment in discovery and supporting areas. As part of its program, the Company reduced in-house research and development technologies and headcount in areas where the work could be outsourced.

The Company recorded net restructuring credits of approximately $0.1 million during the three months ended March 31, 2008, under the 2006 restructuring program, primarily related to a gain on the sale of previously impaired assets offset by the net present value adjustment for facilities charged to restructuring in prior years and employee termination benefits as a result of headcount reductions.  The Company recorded restructuring charges of approximately $5.0 million during the three months ended March 31, 2007, under the 2006 restructuring program, primarily for facilities-related costs associated with vacated buildings and employee termination benefits as a result of headcount reductions.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at			Balance at
	December 31,	Net Charges/		March 31,
	2007	(Credits)	Payments	2008
Termination benefits	$639	$47	$(222)	$464
Facilities	9,480	113	(830)	8,763
Asset impairment	—	(211)	211	—
Total	$10,119	$(51)	$(841)	$9,227

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

The Company recorded restructuring charges of approximately $0.1 million and $0.2 million during the three months ended March 31, 2008 and 2007, respectively, under the 2005 restructuring plan, primarily related to the net present value adjustment for facilities charged to restructuring in prior years.

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at			Balance at
	December 31,	Net Charges/		March 31,
	2007	(Credits)	Payments	2008
Facilities	$6,232	$102	$(223)	$6,111

2003 Restructuring Plan

In December 2002 and June 2003, the Company realigned its resources to become a commercially-focused biopharmaceutical company. The Company discontinued specified discovery research efforts, reduced overall headcount, primarily in its discovery group, and consolidated its research and development facilities.

The Company recorded net restructuring credits of approximately $2.9 million during the three months ended March 31, 2008, under the Company’s 2003 restructuring plan, primarily related to the earlier than anticipated sublease of one of its facilities and the sublease extension of another facility, both charged to restructuring in prior years.  The Company recorded restructuring charges of approximately $0.4 million during the three months ended March 31, 2007, under the Company’s 2003 restructuring plan, primarily related to the net present value adjustment for facilities charged to restructuring in prior years.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table displays the restructuring activity and liability balances (in thousands):

	Balance at			Balance at
	December 31,	Net Charges/		March 31,
	2007	(Credits)	Payments	2008
Facilities	$33,051	$(2,921)	$(4,247)	$25,883

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

In connection with its 2006 decision to abandon certain facilities in 2007 under the 2006 restructuring program, the Company shortened the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three months ended March 31, 2008 and 2007, the Company recorded additional depreciation expense of approximately $0.1 million and $2.8 million, respectively, in research and development expense related to its decision.

The projected timing of payments of the remaining restructuring liabilities under all of the Company’s restructuring initiatives at March 31, 2008 is approximately $19.9 million due through March 31, 2009 and $21.3 million thereafter through 2014. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the ultimate terms of any potential subleases or lease restructuring.

4.  Convertible Debt

The Company had the following convertible notes outstanding at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
2.25% convertible senior notes due November 15, 2011	$250,000	$250,000

The Company’s 2.25% convertible senior notes due November 15, 2011 (the “2.25%” notes) are convertible into the Company’s common stock based upon a conversion rate of 64.6465 shares of common stock per $1,000 principal amount of the 2.25% notes, which was equal to the initial conversion price of approximately $15.47 per share of stock, subject to adjustment. The 2.25% notes are convertible only in the following circumstances: (1) if the closing price of the common stock exceeds 120% of the conversion price within a specified period, (2) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (3) if the average trading price per $1,000 principal amount is less than 98% of the product of the closing price of common stock and the then applicable conversion rate within a specified period or (4) during the last three months prior to the maturity date of the notes, unless previously repurchased by the Company under certain circumstances. The 2.25% notes are subordinated in right of payment to all existing and future secured debt of the Company.

Under the terms of the 2.25% notes, the Company is required to make semi-annual interest payments on the outstanding principal balance on May 15 and November 15 of each year. All required interest payments to date have been made.

5.  Stock Plans

SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options, restricted stock and stock issued under the Company’s employee stock purchase plans.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	Stock Options		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Expected life	4.5	4.4	0.5	0.5
Risk-free interest	2.58%	4.73%	3.50%	4.82%
Volatility	40%	40%	35%	40%

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The following table presents the combined option activity of the Company’s stock plans for the three months ended March 31, 2008:

			Weighted-
			Average
	Shares of	Weighted-	Remaining
	Common Stock	Average	Contractual	Aggregate
	Attributable to	Exercise Price	Term	Intrinsic Value
	Options	of Options	(in years)	(in thousands)
Outstanding at January 1, 2008	19,904,277	$16.32
Granted	2,569,505	13.93
Exercised	(397,296)	9.43
Forfeited or expired	(272,481)	30.69
Outstanding at March 31, 2008	21,804,005	$15.98	6.08	$68,608
Vested or expected to vest at March 31, 2008	21,037,972	$16.11	5.96	$66,402
Exercisable at March 31, 2008	16,505,532	$17.20	5.12	$51,274

As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $14.5 million, including estimated forfeitures, which will be recognized over the weighed-average remaining requisite service period of approximately one and one half years.

A summary of the status of nonvested shares of restricted stock and restricted stock units as of March 31, 2008, and changes during the three months then ended, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	3,079,541	$10.70
Granted	1,708,974	13.91
Vested	(940,072)	10.71
Forfeited	(57,881)	11.93
Nonvested at March 31, 2008	3,790,562	$12.15

As of March 31, 2008 the total remaining unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units amounted to approximately $23.2 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately one and one half years.

6. Subsequent Event

On April 10, 2008, the Company entered into an Agreement and Plan of Merger with Takeda Pharmaceutical Company Limited, a corporation organized under the laws of Japan, or TPC, Takeda America Holdings, Inc., a New York corporation and wholly-owned subsidiary of TPC, or Parent, and Mahogany Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub.  Pursuant to the merger agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer on April 11, 2008 to acquire all of the outstanding shares of the Company’s common stock at a purchase price of $25.00 per share, net to the holder in cash, subject to any required withholding of taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated April 11, 2008, and the related Letter of Transmittal, each as amended or supplemented from time to time.

                The initial offering period for the tender offer expired at 12:00 midnight, New York City time, at the end of Thursday, May 8, 2008.  According to the depositary for the tender offer, as of the expiration of the initial offering period, 300,871,367 shares of the Company’s common stock had been tendered, representing approximately 91.9% of the Company’s outstanding shares of common stock (of which 26,917,513 shares, or approximately 8.2% of the Company’s outstanding shares, were tendered under guaranteed delivery procedures).  Merger Sub has accepted for payment all shares of the Company’s common stock that were validly tendered and not withdrawn during the initial offering period, and payment for such shares has been or will be made promptly, in accordance with the terms of the tender offer.  The Company has been advised that shares validly tendered in satisfaction of guaranteed delivery procedures will also be accepted for payment and promptly paid for.  Pursuant to the merger agreement, promptly upon acceptance for payment of, and payment for, the tendered shares of the Company’s common stock in the tender offer, Merger Sub has the right to designate a number of individuals to the Company’s board of directors.

Millennium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

                Merger Sub has commenced a subsequent offering period to acquire all of the remaining untendered shares.  This subsequent offering period will expire at 12:00 midnight, New York City time, at the end of May 13, 2008, unless extended. During this subsequent offering period, holders of shares of the Company’s common stock who did not previously tender their shares in the offer may do so and Merger Sub will promptly purchase any shares properly tendered as such shares are tendered for the same consideration, without interest, paid in the tender offer. Procedures for tendering shares during the subsequent offer period are the same as during the initial offering period with two exceptions: (1) shares cannot be delivered by using the guaranteed delivery procedure, and (2) pursuant to applicable law, shares tendered during the subsequent offer period may not be withdrawn. Merger Sub reserves the right to further extend the subsequent offering period in accordance with applicable law and the terms of the merger agreement.

After expiration of the subsequent offering period, TPC intends to complete its acquisition of the Company on or about May 14, 2008, by means of a merger under Delaware law. As a result of its purchase of shares in the tender offer, Merger Sub has sufficient voting power to approve the merger without the affirmative vote of any other stockholder of the Company. As a result of such merger, the Company will become an indirect wholly-owned subsidiary of TPC, and each share of the Company’s outstanding common stock will be cancelled and (except for shares held by the Company, TPC, wholly-owned subsidiaries of Takeda or the Company, or by holders who properly exercise their appraisal rights under Delaware law) will be converted into the right to receive the same consideration, without interest, received by holders who tendered shares in the tender offer.  Following the effective time of the merger, the Company’s common stock will cease to be traded on Nasdaq.

In the Offer to Purchase, Parent and Merger Sub stated that they would need approximately $8.8 billion to purchase all of the Company’s outstanding shares of common stock pursuant to the tender offer, to cash out certain employee options, restricted stock and restricted stock units, to fund amounts that may become payable under the Company’s outstanding convertible notes, and to consummate the merger, plus related fees and expenses. Parent and Merger Sub also stated in the Offer to Purchase that, to the extent necessary, TPC would provide them with sufficient funds through cash on hand to purchase all shares properly tendered in the tender offer and would provide funding for the merger. The tender offer was not conditioned upon Parent’s, Merger Sub’s or TPC’s ability to finance the purchase of shares pursuant to the tender offer.  Pursuant to the merger agreement, TPC has unconditionally guaranteed the full and complete performance by Parent and Merger Sub of their respective obligations under the merger agreement.

On April 10, 2008, a purported shareholder class action lawsuit was filed by a single plaintiff against the Company and each of its directors, as well as Parent and Merger Sub, in Superior Court for Middlesex County, Massachusetts.  The action, captioned Eleanor Turberg v. Millennium Pharmaceuticals, Inc. et al. (Case No. 08-1466, Superior Court, Middlesex County, MA), is brought by Eleanor Turberg, who claims to be an individual Millennium stockholder, on her own behalf, and seeks certification as a class action on behalf of all Millennium stockholders except the defendants and any person, firm, trust, corporation or other entity related to or affiliated with any defendants.  The complaint alleges, among other things, that the defendants breached fiduciary duties of loyalty, due care, independence, good faith and fair dealing, and/or aided and abetted the breach of fiduciary duties, owed to our stockholders in connection with the transactions contemplated by the Merger Agreement.  The complaint seeks, among other things, an order:

•                  enjoining the defendants from proceeding with the proposed acquisition of shares of our common stock by Takeda,

•                  rescinding, to the extent already implemented, the proposed acquisition of shares of our common stock by Takeda,

•                  awarding the plaintiff and the purported class damages and

•                  awarding plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On May 5, 2008, the court heard the plaintiff’s motion for a preliminary injunction enjoining the acceptance of tendered shares by Takeda.  Following the hearing, the court denied the plaintiff’s motion.

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

Overview

We are an innovation-driven biopharmaceutical company focused on discovering, developing and commercializing medicines to improve the lives of patients with cancer, inflammatory bowel diseases and other inflammatory diseases. We currently commercialize VELCADE, the global market leader for the treatment of patients with multiple myeloma who have received at least one prior therapy and the United States market leader for the treatment of mantle cell lymphoma, or MCL, patients who have received at least one prior therapy. We are also awaiting a decision from the Food and Drug Administration, or FDA, with respect to our supplementary new drug application, or sNDA, to market VELCADE for patients with newly diagnosed multiple myeloma. We have a development pipeline of clinical and preclinical product candidates in our therapeutic focus areas of cancer and inflammatory diseases and we have an oncology-focused drug discovery organization. Strategic business relationships are a key component of our business to maximize the global potential of our products and product candidates.

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

In the near term, we expect to focus our commercial activities in cancer where we plan to build on our commercial and regulatory experience with VELCADE. We also are working to obtain approval to market VELCADE in the United States and, through Ortho Biotech Products, L.P., or OBL, a member of The Johnson & Johnson Family of Companies and an affiliate of OBI, outside of the United States for the treatment of multiple myeloma in newly diagnosed, or front-line, patients and for the treatment of additional types of cancers. We believe, if approved, these additional uses of VELCADE will lead to a significant expansion of our cancer business.

In the area of inflammatory disease, we are advancing novel product candidates in clinical development as potential treatments for serious and widely prevalent conditions. For example, MLN0002 is a highly selective gut-targeted immune therapy being studied in inflammatory bowel diseases. We expect to initiate pivotal trials with MLN0002 in patients with moderate to severe ulcerative colitis and Crohn’s disease in late 2008 or early 2009. If we successfully complete these trials and are successful in obtaining FDA approval, we believe MLN0002 could be available to patients as early as 2012.  In the long term, we expect to bring new products to market on a regular basis from our pipeline of discovery and development-stage programs. We also expect to continue to evaluate opportunities to in-license and acquire molecules from other companies in order to supplement our pipeline.

On April 10, 2008, we entered into an Agreement and Plan of Merger with Takeda America Holdings, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, and Mahogany Acquisition Corp., a wholly-owned subsidiary of Takeda America Holdings, Inc., which we refer to as Merger Sub.  We refer to Takeda America Holdings, Inc., Takeda Pharmaceutical Company Limited and Merger Sub collectively as Takeda and we refer to the Agreement and Plan of Merger as the Merger Agreement.  Pursuant to the Merger Agreement, Merger Sub has completed a cash tender offer for all of our outstanding common stock at a purchase price of $25.00 per share.

The tender offer expired at midnight at the end of May 8, 2008, after which Merger Sub accepted and paid for all shares validly tendered and not withdrawn at the time, representing approximately 83.7% of our outstanding common stock (excluding 26,917,513 shares, or approximately 8.2% of our outstanding shares, tendered under guaranteed delivery procedures), and announced a three business day subsequent offering period.   We expect that the subsequent offering period will be followed by the merger of Merger Sub into Millennium on or shortly after May 14, 2008 under the short-form merger procedures provided by Delaware law.

VELCADE® (bortezomib) for Injection

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

In late 2007, we announced positive results from the large, randomized, Phase III VISTA trial in patients with newly diagnosed multiple myeloma who are not eligible for stem cell transplantation. In this trial, the therapy of VELCADE, melphalan and prednisone demonstrated a highly statistically significant improvement, compared with melphalan and prednisone alone across all efficacy endpoints. In December 2007, we filed a sNDA, for use of VELCADE in patients with newly diagnosed multiple myeloma. The filing was granted priority review by the FDA. The FDA decision date is scheduled to occur by June 20, 2008.

Outside of the United States, VELCADE is approved by the European Commission as a monotherapy for multiple myeloma patients who have received at least one prior therapy and who have already undergone or are unsuitable for bone marrow transplantation. Regulatory authorities in a number of other countries, including countries within Latin America, South-East Asia and Japan have also approved VELCADE. The product is now approved in more than 85 countries. In December 2007, OBL submitted a variation to its Marketing Authorization to the European Medicines Evaluation Agency, or EMEA, for use of VELCADE for the treatment of newly diagnosed multiple myeloma. We expect the EMEA’s decision on the submission by the end of 2008.

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

We are engaged with JJPRD in an extensive global program for further clinical development of VELCADE with the purpose of maximizing the commercial potential of VELCADE. This program is investigating the potential of VELCADE to treat multiple forms of tumors, including continued clinical development of VELCADE for multiple myeloma and non-Hodgkin’s lymphoma, or NHL. JJPRD is currently responsible for 45% of the joint development costs. We are responsible for the remaining 55% of the joint development costs. We are eligible to receive payments from JJPRD or OBL for achieving clinical development milestones, regulatory milestones outside of the United States or agreed-upon sales levels of VELCADE outside of the United States.

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

On September 1, 2005, SGP obtained the exclusive U.S. development and commercialization rights for INTEGRILIN products from us and paid us a nonrefundable upfront payment of approximately $35.5 million. In addition, we are entitled to receive royalties on net product sales of INTEGRILIN in the United States from SGP for so long as SGP is engaged in the commercialization and sale of an INTEGRILIN product in the United States, with the potential of receiving royalties beyond the 2014 patent expiration date. Minimum royalty payments for 2006 and 2007 were approximately $85.4 million. There are no guaranteed minimum royalty payments for 2008 or future years. We also receive royalties on net product sales by SGP in SGP’s territory outside of the United States. SGP’s obligation to pay us royalties in other countries expires on a country by country basis upon the later of fifteen years from the first commercial use of an INTEGRILIN product in such country and the expiration of the last to expire patent covering such INTEGRILIN product. We continue to manage the supply chain for INTEGRILIN at the expense of SGP for products sold in the SGP territories including the U.S. We receive payments as a result of managing the supply chain and record those payments as strategic alliance revenue.

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

In June 2000, we entered into a broad agreement in the field of inflammatory disease with Aventis, now sanofi-aventis, which includes joint discovery, development and commercialization of small molecule drugs for the treatment of specified inflammatory diseases. This agreement covers certain of our development programs in the inflammatory disease area and provides us with potential access to sanofi-aventis’ large promotional infrastructure in connection with the commercialization of jointly developed products. The discovery phase of this collaboration has concluded. One development program, MLN6095, continues under the agreement.

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

An analysis of the amount of, and change in, these allowances is as follows (in thousands):

	Discounts	Returns	Governmental and contractual adjustments	Total
Balance at December 31, 2007	$819	$3,453	$3,238	$7,510
Current provisions relating to sales in current period	1,828	851	5,258	7,937
Payments/credits relating to sales in current period	(638)	(4)	(2,646)	(3,288)
Payments/credits relating to sales in prior period	(988)	(301)	(2,382)	(3,671)
Balance at March 31, 2008	$1,021	$3,999	$3,468	$8,488

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

We consider several factors in our estimation process, including our internal sales forecasts and inventory levels in the distribution channel. We have experienced, and expect, that wholesalers will not stock significant inventory due to the product’s cost, expense to store and just-in-time distribution model and as a result, returns have been, and we expect will continue to be low. When considering the level of inventory in the distribution channel, we determine whether an adjustment to the sales return reserve is appropriate. For example, if levels of inventory in the distribution channel increase and we believe sales returns will be larger than expected, we adjust the sales return reserve, taking into account historical experience, our returned goods policy and the shelf life of our product, which ranges from 18 to 24 months.

We have reduced and may, from time to time in the future, reduce our product returns estimate. Doing so results in increased product revenue at the time the return estimate is reduced. For example, since the launch of VELCADE in 2003, we have estimated our returns based upon historical trends in the pharmaceutical industry for similar products and our historical return patterns as they became available. In 2006, we reduced our return estimate based on lower than previously anticipated returns as our first commercial lots reached expiration during the second half of 2005. These adjustments to our estimates were not material to product sales in any quarter or on an annual basis for 2006. We did not make any adjustments to our return estimate during the three months ended March 31, 2008.

If circumstances change or conditions become more competitive in the market for therapeutic products that address the approved indications for VELCADE, we may take actions to increase our product return estimates. Doing so would result in an incremental reduction of product sales at the time the return estimate is changed. For example, an increase in our returns as a percentage of gross sales for the three months ended March 31, 2008 of 0.50% would have resulted in a $0.5 million decrease in net product sales.

Governmental and contractual adjustments

Governmental and contractual adjustment reserves relate to chargebacks and rebates. Chargeback reserves represent our estimated obligations resulting from the difference between the wholesaler price and the lower pricing as mandated by statute to eligible federally funded healthcare providers, and in rare instances, lower contractual pricing to certain other classes of trade. We determine our chargeback estimates based on our historical chargeback data. Chargebacks are generally invoiced and paid monthly in arrears, so that our accrual consists of an estimate of the amount to be expected for the current month’s product sales for which actual adjustments have not been billed, plus an accrual based upon the amount of inventory in the distribution channel. Rebate reserves relate to our reimbursement arrangements with state Medicaid programs. We determine our rebate estimates based on our historical experience regarding rebates, outstanding claims and payments under state Medicaid programs. Rebate amounts generally are invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the rebates that will be paid on the current quarter’s product sales, plus an accrual for unprocessed and unpaid rebates from prior periods. Governmental and contractual adjustment reserve accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product revenue and the establishment of a liability. We adjust the accrual rate quarterly to reflect actual experience, taking into consideration price increases, as well as current and expected product sales to federally and state funded healthcare providers. Historically, these adjustments have not been material.

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

Under certain of our license agreements, the royalty structure is tiered based upon annual sales and resets at the beginning of each annual period. For all of our royalty arrangements, we perform an analysis of historical royalties we have been paid, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period which they become known, typically the following quarter. These adjustments have not been, and we do not expect them to be, significant. To the extent we do not have sufficient ability to accurately estimate royalty revenue, we record royalties on a cash basis

Inventory

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

Stock-Based Compensation Expense

SFAS No. 123 (revised 2004), “Share Based Payment,” or SFAS 123R, requires the recognition of the fair value of stock-based compensation expense in our operations, and accordingly the SFAS 123R fair value method has had and will continue to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Option valuation models require the input of highly subjective assumptions, including stock price volatility and expected term of an option. In determining our volatility, we have considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity in addition to our historical volatility. After considering other such factors as our stage of development, the length of time we have been public and the impact of having a marketed product, we believe a blended volatility rate based upon historical performance, as well as the implied volatilities of currently traded options, best reflects the expected volatility of our stock going forward. Changes in market price directly affect volatility and could cause stock-based compensation expense to vary significantly in future reporting periods.

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

In March 2006, we revised our annual merit compensation program to include the availability of both stock options and restricted stock to certain employees. In March 2007, we extended the choice of stock options or restricted stock to all employees through the annual merit compensation program. Additionally, in March 2007, we implemented performance based vesting for a portion of executive officer restricted stock awards. A significant portion of the annual equity awards to all executive officers will vest only upon achievement of predefined performance objectives. In May 2007, we issued restricted stock units to members of the Board of Directors as partial compensation for their board member service. For the three months ended March 31, 2008 and 2007, we recognized total stock-based compensation expense under SFAS 123R of $5.5 million and $5.4 million, respectively. As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $14.5 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service periods of approximately one and one half years. As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units amounted to approximately $23.2 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service periods of approximately one and one half years.

Accounting Pronouncements

In December 2007, the FASB issued EITF Issue 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for us beginning on January 1, 2009. We are currently evaluating the effect of EITF 07-1 on our consolidated financial statements.

Subsequent Event

On April 10, 2008, we entered into an Agreement and Plan of Merger with Takeda Pharmaceutical Company Limited, a corporation organized under the laws of Japan, or TPC, Takeda America Holdings, Inc., a New York corporation and wholly-owned subsidiary of TPC, or Parent, and Mahogany Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub.  Pursuant to the merger agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer on April 11, 2008 to acquire all of the outstanding shares of our common stock at a purchase price of $25.00 per share, net to the holder in cash, subject to any required withholding of taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated April 11, 2008, and the related Letter of Transmittal, each as amended or supplemented from time to time.

The initial offering period for the tender offer expired at 12:00 midnight, New York City time, at the end of Thursday, May 8, 2008.  According to the depositary for the tender offer, as of the expiration of the initial offering period, 300,871,367 shares of our common stock had been tendered, representing approximately 91.9% of our outstanding shares of common stock (of which 26,917,513 shares, or approximately 8.2% of our outstanding shares, were tendered under guaranteed delivery procedures).  Merger Sub has accepted for payment all shares of our common stock that were validly tendered and not withdrawn during the initial offering period, and payment for such shares has been or will be made promptly, in accordance with the terms of the tender offer.  We have been advised that shares validly tendered in satisfaction of guaranteed delivery procedures will also be accepted for payment and promptly paid for.  Pursuant to the merger agreement, promptly upon acceptance for payment of, and payment for, the tendered shares of our common stock in the tender offer, Merger Sub has the right to designate a number of individuals to our board of directors.

Merger Sub has commenced a subsequent offering period to acquire all of the remaining untendered shares.  This subsequent offering period will expire at 12:00 midnight, New York City time, at the end of May 13, 2008, unless extended. During this subsequent offering period, holders of shares of our common stock who did not previously tender their shares in the offer may do so and Merger Sub will promptly purchase any shares properly tendered as such shares are tendered for the same consideration, without interest, paid in the tender offer. Procedures for tendering shares during the subsequent offer period are the same as during the initial offering period with two exceptions: (1) shares cannot be delivered by using the guaranteed delivery procedure, and (2) pursuant to applicable law, shares tendered during the subsequent offer period may not be withdrawn. Merger Sub reserves the right to further extend the subsequent offering period in accordance with applicable law and the terms of the merger agreement.

After expiration of the subsequent offering period, TPC intends to complete its acquisition of Millennium on or about May 14, 2008, by means of a merger under Delaware law. As a result of its purchase of shares in the tender offer, Merger Sub has sufficient voting power to approve the merger without the affirmative vote of any other Millennium stockholder. As a result of such merger, we will become an indirect wholly-owned subsidiary of TPC, and each share of our outstanding common stock will be cancelled and (except for shares held by us, TPC, wholly-owned subsidiaries of Takeda or us, or by holders who properly exercise their appraisal rights under Delaware law) will be converted into the right to receive the same consideration, without interest, received by holders who tendered shares in the tender offer.  Following the effective time of the merger, our common stock will cease to be traded on Nasdaq.

In the Offer to Purchase, Parent and Merger Sub stated that they would need approximately $8.8 billion to purchase all of our outstanding shares of common stock pursuant to the tender offer, to cash out certain employee options, restricted stock and restricted stock units, to fund amounts that may become payable under our outstanding convertible notes, and to consummate the merger, plus related fees and expenses. Parent and Merger Sub also stated in the Offer to Purchase that, to the extent necessary, TPC would provide them with sufficient funds through cash on hand to purchase all shares properly tendered in the tender offer and would provide funding for the merger. The tender offer was not conditioned upon Parent’s, Merger Sub’s or TPC’s ability to finance the purchase of shares pursuant to the tender offer.  Pursuant to the merger agreement, TPC has unconditionally guaranteed the full and complete performance by Parent and Merger Sub of their respective obligations under the merger agreement.

Results of Operations

			Increase/
			(Decrease)
	Three Months Ended March 31,		Percentage Change
(in thousands, except per share amounts)	2008	2007	2008/2007

Revenues:
Net product sales	$83,470	$58,640	42%
Revenue under strategic alliances	15,523	15,714	(1)
Royalties	40,459	36,370	11
Total revenues	139,452	110,724	26

Costs and expenses:
Cost of sales (excludes amortization of acquired intangible assets)	10,160	5,358	90
Research and development (Note 1)	71,406	69,206	3
Selling, general and administrative (Note 1)	49,795	41,548	20
Restructuring	(2,870)	5,611	(151)
Amortization of intangibles	8,487	8,487	—
Total costs and expenses	136,978	130,210	5

Income (loss) from operations	2,474	(19,486)	113

Other income (expense):
Investment income, net	14,553	15,495	(6)
Interest expense	(2,401)	(2,787)	(14)
Net income (loss)	$14,626	$(6,778)	316%

Amounts per common share:
Earnings (loss) per share, basic and diluted	$0.05	$(0.02)

Weighted average shares, basic	321,608	316,072
Weighted average shares, diluted	326,694	316,072

Note 1:  Stock-based compensation expense is allocated in the condensed consolidated statements of operations expense lines as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007

Research and development	$1,361	$2,055
Selling, general and administrative	4,162	3,347

 Revenues

Total revenues increased 26% to $139.5 million during the three months ended March 31, 2008, or the 2008 Three Month Period, compared to the three months ended March 31, 2007, or the 2007 Three Month Period.  The increase was primarily related to higher net product sales and additional royalty revenue earned on sales of VELCADE outside the United States.

Net product sales of VELCADE increased 42% to $83.5 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The increase was primarily attributable to growth in product demand and to a lesser extent, price increases during the period.    Reserves as a percentage of gross product sales for discounts, product returns and governmental and contractual adjustments were 9% in the 2008 Three Month Period and 7% in the 2007 Three Month Period.  The increase in reserves was primarily related to increased governmental and contractual adjustments.  Net product sales of VELCADE represented approximately 60% and 53% of our total revenues in the 2008 and 2007 Three Month Periods, respectively.

Revenue under strategic alliances decreased 1% to $15.5 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The decrease was primarily attributable to lower reimbursement of research and development costs offset by higher nonrefundable license payments.  We expect revenue under strategic alliances to fluctuate in future periods depending on the level of revenues earned for ongoing development efforts, the level of milestones achieved and the number of alliances we may enter into in the future with other biopharmaceutical companies.

Royalty revenue increased 11% to $40.5 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The increase was primarily a result of increased sales of VELCADE outside the United States.

Cost of Sales

Cost of sales increased 90% to $10.2 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The increase was primarily related to costs associated with managing the INTEGRILN supply chain on behalf of SGP and GSK and manufacturing-related expenses associated with increased sales of VELCADE.

Research and Development

Research and development expenses increased 3% to $71.4 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The increase was primarily a result of higher expenses associated with manufacturing and clinical development activity, including expenses related to MLN0002.  Partially offsetting this increase was a decrease in stock-based compensation expense as a result of forfeitures in excess of our original estimates related to certain cliff-based awards held by employees whose employment was terminated in connection with restructuring initiatives and normal attrition.

In addition to our ongoing clinical trials of VELCADE, we have a significant pipeline of product candidates in clinical and late preclinical development. In March 2008, we announced the expansion of our inflammatory bowel disease program through the advancement of MLN3126 from discovery to our development pipeline.  MLN3126 is a selective antagonist of CCR9, a chemokine receptor know to be important in the migration of inflammatory cells into the gastrointestinal tract.  The following chart summarizes the applicable disease indication and the clinical or preclinical trial status of our pipeline of drug candidates.

Product Description	Disease Indication	Current Trial Status
Cancer
MLN0518 is a small molecule inhibitor of the class III receptor tyrosine kinase (RTKs), FLT-3, c-KIT, and PDGF-R	Acute myeloid leukemia Glioma(1) Prostate cancer(1)	phase I/II phase I/II phase I/II
MLN8054/MLN8237 are small molecule inhibitors of Aurora A Kinase	Advanced malignancies	phase I
MLN4924 is a small molecule inhibitor of Nedd8—activating enzyme (NAE)	Advanced malignancies	phase I
MLN2238 is a second generation proteasome small molecule inhibitor	Advanced malignancies	preclinical
Inflammatory Bowel Diseases
MLN0002 is a humanized monoclonal antibody directed against the alpha4beta7 integrin	Ulcerative colitis Crohn’s disease	phase II(2)
MLN3126 is a small molecule CCR9 inhibitor	Crohn’s disease	preclinical
Other Inflammatory Diseases
MLN1202 is a humanized monoclonal antibody directed against CCR2	Atherosclerosis Multiple sclerosis	phase IIa-completed
MLN3897/3701 are small molecule CCR1 inhibitors(3)	Chronic inflammatory diseases	phase I/II
MLN6094 is a small molecule CrTh2 receptor antagonist(4)	Asthma	preclinical

(1)	Trials are conducted through Cancer Therapy Evaluation Program, a division of the National Cancer Institute.

(2)	Clinical trials resumed in May 2007 with a new, commercially scalable cell line; prior phase II data established proof-of-concept for this mechanism in ulcerative colitis.

(3)

In November 2007, we announced that the results from a phase II trial of MLN3897 did not achieve the pre-established criteria for moving this product candidate forward in rheumatoid arthritis. We are contemplating further development of this program in oncology indications.

(4)	In development through our sanofi-aventis small molecule inflamatory disease collaboration.

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

Selling, General and Administrative

Selling, general and administrative expenses increased 20% to $49.8 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The increase was primarily attributable to higher expense associated with the long-term investment in our VELCADE brand, including continuing medical education, marketing materials, and higher commission expense payable to our sales force with increased product sales.

Restructuring

During the 2008 Three Month Period, we recorded a total of $2.9 million of net restructuring credits under all of our restructuring initiatives. We recorded net restructuring credits of approximately $0.1 million under the 2006 restructuring program primarily related to a gain on the sale of previously impaired assets offset by the net present value adjustment for facilities charged to restructuring in prior years and employee termination benefits as a result of headcount reductions.  We recorded restructuring charges in the 2008 Three Month Period of approximately $0.1 million under the 2005 restructuring plan, primarily related to the net present value adjustment for facilities charged to restructuring in prior years.  We also recorded net restructuring credits of approximately $2.9 million in the 2008 Three Month Period under the 2003 restructuring plan primarily related to the earlier than anticipated sublease of one of our facilities and the sublease extension of another facility, both charged to restructuring in prior years.

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

We estimate that of the remaining restructuring liabilities under all restructuring initiatives at March 31, 2008, we will pay approximately $19.9 million through March 31, 2009 and $21.3 million thereafter through 2014.

In connection with the 2006 decision to abandon certain facilities in 2007 under the 2006 restructuring program, we shortened the useful lives of the leasehold improvements at these facilities in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the 2008 and 2007 Three Month Periods, we recorded additional amortization expense of approximately $0.1 million and $2.8 million, respectively, in research and development expense related to our decision.

Amortization of Intangibles

Amortization of intangible assets was $8.5 million in both the 2008 and 2007 Three Month Periods. Amortization primarily related to specifically identified intangible assets from the COR acquisition. We will continue to amortize the specifically identified intangible assets from our COR acquisition through 2015. We expect to incur amortization expense of approximately $34.0 million for each of the next five years.

Investment Income

Investment income decreased 6% to $14.6 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The decrease was primarily attributable to lower realized gains offset by higher interest income as a result of higher average balance of invested funds.  Realized gains in the 2007 Three Month Period included a $3.5 million gain on sale of our investment in SGX Pharmaceuticals, Inc. common stock and a $2.3 million gain related to our share of additional proceeds from a the class action proceeding against WorldCom, Inc.

Interest Expense

Interest expense decreased 14% to $2.4 million in the 2008 Three Month Period compared to the 2007 Three Month Period.  The decrease was primarily related to a decrease in interest on our convertible notes as a result of lower average balances of indebtedness during the period due to the repayment of our $83.3 million principal balance and our $16.2 million principal balance convertible notes during the 2007 Three Month Period.

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

As of March 31, 2008, we had $931.3 million in cash, cash equivalents and marketable securities. This excludes $7.6 million of interest-bearing marketable securities classified as restricted cash on our balance sheet as of March 31, 2008, which primarily serve as collateral for letters of credit securing leased facilities.

Our significant capital resources and sources and uses of cash are as follows:

(in thousands)	March 31, 2008	December 31, 2007
Cash, cash equivalents and marketable securities	$931,288	$891,276
Working capital	933,024	901,595

	Three Months Ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$33,664	$14,153
Investing activities	17,704	(72,314)
Financing activities	3,442	(91,511)
Capital expenditures (included in investing activities above)	(1,354)	(1,100)

Cash Flows

Operating activities provided cash of $33.7 million in the 2008 Three Month Period.  The principal source of funds was the collection of accounts receivable, net income and adjustments for non-cash charges offset by the payment of expenses.  Cash flows from operations can vary significantly due to various factors including changes in accounts receivable, as well as changes in accounts payable and accrued expenses. The average collection period of our accounts receivable can vary and is dependent on various factors, including the type of revenue and the payment terms related to those revenues.

Investing activities provided cash of $17.7 million in the 2008 Three Month Period. The principal source of funds was proceeds from the sale of marketable securities.  In February 2008, we received proceeds of approximately $1.2 million related to our share of proceeds from a class action proceeding against WorldCom, Inc.

Financing activities provided cash of $3.4 million in the 2008 Three Month Period. The principal source of funds was from the purchase of common stock by our employees.  We also used $0.3 million in financing activities to make principal payments on our capital leases.

We believe that our existing cash and cash equivalents and the anticipated cash receipts from our product sales, current strategic alliances and royalties will be sufficient to support our expected operations, fund our debt service and capital lease obligations and fund our capital commitments for at least the next several years.

Contractual Obligations

There have been no additional significant changes to our contractual obligations and commercial commitments included in our Form 10-K as of December 31, 2007.

As of March 31, 2008, we did not have any financing arrangements that were not reflected in our balance sheet.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We manage our fixed income investment portfolio in accordance with our Policy for Securities Investments, or Investment Policy, that has been approved by our Board of Directors. The primary objectives of our Investment Policy are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in investment-grade corporate bonds with effective maturities of three years or less, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $13.9 million decrease in the fair value of our investments as of March 31, 2008. However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Our Investment Policy specifies credit quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment. We do not own derivative financial instruments in our investment portfolio as of March 31, 2008.

We receive distribution fees from OBL based on worldwide product sales of VELCADE outside of the U.S. and we make payments for certain inventory purchases and clinical trials outside of the U.S.  As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates, primarily the EURO.  Movement in foreign currency exchange rates could cause royalty revenue or research and development expense to vary significantly in future reporting periods.  We currently do not engage in any hedging strategies with respect to such foreign currency exposures.

The estimated fair value of our 2.25% notes as of March 31, 2008 was $297.1 million based on quoted market values. The interest rates on our convertible notes and capital lease obligations are fixed and therefore not subject to interest rate risk.

As of March 31, 2008 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 4.         Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On April 10, 2008, a purported shareholder class action lawsuit was filed by a single plaintiff against us and each of our directors, as well as Takeda America Holdings, Inc. and Mahogony Acquisition Corp., in Superior Court for Middlesex County, Massachusetts.  The action, captioned Eleanor Turberg v. Millennium Pharmaceuticals, Inc. et al. (Case No. 08-1466, Superior Court, Middlesex County, MA), is brought by Eleanor Turberg, who claims to be an individual Millennium stockholder, on her own behalf, and seeks certification as a class action on behalf of all Millennium stockholders except the defendants and any person, firm, trust, corporation or other entity related to or affiliated with any defendants.  The complaint alleges, among other things, that the defendants breached fiduciary duties of loyalty, due care, independence, good faith and fair dealing, and/or aided and abetted the breach of fiduciary duties, owed to our stockholders in connection with the transactions contemplated by the Merger Agreement.  The complaint seeks, among other things, an order:

•                  enjoining the defendants from proceeding with the proposed acquisition of shares of our common stock by Takeda,

•                  rescinding, to the extent already implemented, the proposed acquisition of shares of our common stock by Takeda,

•                  awarding the plaintiff and the purported class damages and

•                  awarding plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On May 5, 2008, the court heard the plaintiff’s motion for a preliminary injunction enjoining the acceptance of tendered shares by Takeda.  Following the hearing, the court denied the plaintiff’s motion.

We intend to vigorously defend against these claims; however, the outcome of all litigation is uncertain and we may not be successful in defending against these claims.  Regardless of the outcome of this lawsuit, it could delay or prevent our acquisition by Takeda, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Item 1A.  RISK FACTORS

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

We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements about our acquisition by Takeda, growth and future financial and operating results, discovery and development of products, strategic alliances, regulatory approvals, competitive strengths, intellectual property, litigation, mergers and acquisitions, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations and sales efforts. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

Risks Related to Our Acquisition

If our acquisition by Takeda is not completed as expected, our stock price, business and results of operations may suffer.

On April 10, 2008, we entered into an Agreement and Plan of Merger with Takeda America Holdings, Inc., which we refer to as Parent, and Mahogany Acquisition Corp., a wholly-owned subsidiary of Parent, which we refer to as Merger Sub.  We refer to the Agreement and Plan of Merger as the Merger Agreement, which we have previously filed with the U.S. Securities and Exchange Commission.  Pursuant to the Merger Agreement, Merger Sub has completed a tender offer for all of our outstanding common stock at a purchase price of $25.00 per share.  The tender offer expired at midnight at the end of May 8, 2008, after which Merger Sub accepted and paid for all shares validly tendered and not withdrawn at the time, representing approximately 83.7% of our outstanding common stock (excluding 26,917,513 shares, or approximately 8.2% of our outstanding shares, tendered under guaranteed delivery procedures), and announced a three business day subsequent offering period.   We expect that the subsequent offering period will be followed by the merger of Merger Sub into Millennium on or shortly after May 14, 2008 under the short-form merger procedures provided by Delaware law.

It is possible, however, that the required conditions to the short-form merger or the merger generally under the Merger Agreement may not be satisfied.  The merger might be delayed if Takeda cannot use the short-form merger procedure and is required to obtain stockholder approval, or it could be prevented if a court or other governmental authority were to block the merger or make it illegal.  If the merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including:

•      activities related to the merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transaction does not occur;

•      the market price of our common stock could decline following an announcement that the proposed transaction had been abandoned or delayed;

•      because Takeda would own a substantial majority of our common stock, there may not be an active trading market for our remaining shares of common stock and we may not be able to sustain our Nasdaq listing;

•      we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses; and

•      we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

A lawsuit has been filed against us and the members of our Board of Directors arising out of our acquisition by Takeda, which may delay or prevent the proposed transaction.

On April 10, 2008, a purported shareholder class action lawsuit was filed by a single plaintiff against us and each of our directors, as well as Parent and Merger Sub, in Superior Court for Middlesex County, Massachusetts.  The action, captioned Eleanor Turberg v. Millennium Pharmaceuticals, Inc. et al. (Case No. 08-1466, Superior Court, Middlesex County, MA), is brought by Eleanor Turberg, who claims to be an individual Millennium stockholder, on her own behalf, and seeks certification as a class action on behalf of all Millennium stockholders except the defendants and any person, firm, trust, corporation or other entity related to or affiliated with any defendants.  The complaint alleges, among other things, that the defendants breached fiduciary duties of loyalty, due care, independence, good faith and fair dealing, and/or aided and abetted the breach of fiduciary duties, owed to our stockholders in connection with the transactions contemplated by the Merger Agreement.  The complaint seeks, among other things, an order (a) enjoining the defendants from proceeding with the proposed acquisition of shares of our common stock by Takeda, (b) rescinding, to the extent already implemented, the proposed acquisition of shares of our common stock by Takeda, (c) awarding the plaintiff and the purported class damages and (d) awarding plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.  On May 5, 2008, the court denied the plaintiff’s motion for a preliminary injunction against Merger Sub accepting shares tendered in the tender offer, and on May 9, 2008, Merger Sub accepted the shares tendered in the tender offer.  We intend to vigorously defend against these claims; however, the outcome of all litigation is uncertain and we may not be successful in defending against these claims.  Regardless of the outcome of this lawsuit, it could delay or prevent our acquisition by Takeda, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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

Additionally, because VELCADE and other products we may develop could be used in combination with therapies we do not control, our sales of VELCADE and other future products could be adversely affected if those combined therapies became subject to increased safety concerns, were withdrawn from the market or otherwise lost favor among practitioners.

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval.

On September 27, 2007, the President signed the Food and Drug Administration Amendments Act of 2007, or the FDAAA, into law. The FDAAA grants a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. While we expect the FDAAA to have a substantial effect on the pharmaceutical industry, the extent of that effect is not yet known. As the FDA issues regulations, guidance and interpretations relating to the new legislation, the impact on the industry, as well as our business, will become clearer. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute products after approval.

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

Sales of INTEGRILIN could also be negatively affected in the future by other competitive factors, including:

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

Following any future acquisitions that we may make, our failure to adequately address the financial, operational or legal risks of these transactions could harm our business. Financial aspects of these transactions that could alter our financial position, reported operating results or stock price include:

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

We recorded net income of $14.6 million for the three months ended March 31, 2008 and net income of $14.9 million for the year ended December 31, 2007.  However, we incurred net losses of $6.8 million for the three months ended March 31, 2007, $44.0 million for the year ended December 31, 2006 and $198.2 million for the year ended December 31, 2005. It is possible that we will incur operating losses in future periods which may be significant. As of March 31, 2008, we had an accumulated deficit of $2.5 billion.

We expect to continue to incur significant expenses in connection with our research and development programs and commercialization activities. As a result, we will need to generate significant revenues to continue to operate profitably. Our ability to generate future profits would be adversely affected if our acquired intangible assets, primarily resulting from our acquisition of COR, and goodwill became impaired as a result of reduced market capitalization, reduced VELCADE revenues, product failures or withdrawals.

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

At March 31, 2008, we had approximately $250.0 million of convertible debt outstanding and $74.7 million of capital lease obligations. As a result of the announcement of our acquisition by Takeda, holders of our convertible debt may elect to convert such debt into shares of our common stock or, following the merger, into the equivalent cash merger consideration, until the end of a repurchase period that will be specified in our notice to the noteholders.  We may incur additional indebtedness in the future, including long term debt, credit lines and property and equipment financings to finance capital expenditures. We intend to satisfy our current and future debt service obligations from cash generated by our operations, our existing cash and investments and funds from external sources. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations become due. Funds from external sources may not be available on acceptable terms, or at all.

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

We recorded net restructuring credits of $2.9 million for the three months ended March 31, 2008 and restructuring charges of $5.6 million for the three months ended March 31, 2007, $12.9 million for the year ended December 31, 2007, $20.4 million for the year ended December 31, 2006 and $77.1 million for the year ended December 31, 2005. Costs associated with our restructuring efforts have included reducing our in-house research and development technologies and headcount in areas in which we believe the work can now be outsourced cost effectively. As a result of these efforts, we expect to recognize other cost savings. We may not achieve our estimated expense reductions or recognize other cost savings anticipated from restructurings because such savings are difficult to predict and speculative in nature.

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

Under the terms of our revised agreement with SGP effective as of September 1, 2005, SGP began paying us royalties based on net product sales of INTEGRILIN. Under the agreement, beginning in 2008, SGP no longer has minimum royalty obligations to us. As a result, if SGP’s INTEGRILIN sales are less than expected, we will receive less royalty revenue than we expect, which could have a material adverse effect on our financial results and our ability to fund other parts of our business.

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

With respect to VELCADE, in June 2002, Ariad Pharmaceuticals, Inc., or Ariad, sent to us and approximately 50 other parties a letter offering a sublicense for the use of United States Patent No. 6,410,516, which is exclusively licensed to Ariad. If this patent is valid and Ariad successfully sues us for infringement, we would require a license from Ariad in order to manufacture and market VELCADE. In 2002, Ariad filed a lawsuit in the United States District Court for the District of Massachusetts against Eli Lilly and Company, or Lilly, alleging infringement of certain claims of Ariad’s patent. In May 2006, the jury rendered a verdict in favor of Ariad that the claims of the patent asserted in the lawsuit are valid and infringed by Lilly. The jury determined that a reasonable royalty of 2.3% should be awarded. In July 2007, the court entered a judgment in accordance with the jury verdict in favor of Ariad against Lilly. We expect that Lilly will challenge this judgment and the validity of the patent with the U.S. Court of Appeals. In July 2007, Lilly filed a motion to stay entry of the final judgment by the court pending re-examination of the patent and Ariad filed an opposition to this motion. In April 2005, Lilly also filed a request in the United States Patent and Trademark Office to reexamine the patentability of certain claims of Ariad’s patent. In addition, we are aware that Amgen Inc. has filed a declaratory relief action seeking an invalidity ruling with respect to this patent. However, Ariad’s initial success in its claim against Lilly may increase the possibility that Ariad could sue additional parties, including us, and allege infringement of the patent.

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

Very recently we received a copy of a notice sent to the National Institutes of Health, or NIH, that a third party is claiming co-inventorship and co-ownership of some of the patents covering the VELCADE drug product that are exclusively licensed to us by the NIH.  The other patents which make up the VELCADE patent estate are solely owned by us and are not subject to this claim.  It is our understanding that the NIH previously reviewed and rejected the claim of this third party.  We are early in the process of evaluating this claim of co-inventorship on these patents licensed from the NIH, and the resulting implications to us if this claim were successful.

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

Competition from generic pharmaceutical manufacturers could negatively affect our products sales.

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

We have no manufacturing facilities for INTEGRILIN and, accordingly, rely on third party contract manufacturers for the clinical and commercial production of INTEGRILIN. We have three approved manufacturers, two of which currently provide us with eptifibatide, the active ingredient necessary to make INTEGRILIN. Solvay, one of the current manufacturers, owns the process technology used by it for the production of eptifibatide. We expect to cease receiving eptifibatide from Solvay by the end of 2008. Thereafter, Lonza will be our sole source manufacturer of eptifibatide, and we own the process technology utilized by it. We have two approved manufacturers that currently perform fill/finish services for INTEGRILIN and two packaging suppliers for INTEGRILIN for the United States. If our current manufacturers are unable to continue or decide to discontinue their manufacturing, fill/finish or packaging services and we are unable to secure alternative manufacturers, the supply of INTEGRILIN could be adversely affected which could substantially harm our business. Furthermore, if we are responsible for supply chain failures that adversely affect OBL or SGP, we could be liable to these parties for any losses they may incur.

In 2006, Solvay raised concerns that the new Millennium process may have been developed using information asserted to be confidential and proprietary to Solvay. We subsequently met with Solvay to demonstrate why we believe no such information was used to develop our new process. If Solvay nevertheless brings a successful claim relating to these concerns and prevails, our ability to practice our new process could be negatively affected, which could adversely affect our ability to obtain INTEGRILIN from suppliers using the new process or the cost of manufacturing eptifibatide and could in turn harm our business.

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

In both the United States, on federal and state levels, and foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. For example, the Medicare Prescription Drug and Modernization Act of 2003 and its implementing regulations impose new requirements for the distribution and pricing of prescription drugs which may adversely affect the marketing of our products. Further proposals are also likely. The potential for adoption of additional proposals and ensuing uncertainty among prescribers could reduce sales levels and could affect the timing of product revenue, our ability to raise capital, obtain additional collaborators and market our products.

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

MILLENNIUM PHARMACEUTICALS, INC.
(Registrant)

Dated: May 12, 2008	/s/ MARSHA H. FANUCCI
Marsha H. Fanucci
Senior Vice President and Chief Financial Officer
(principal financial and chief accounting officer)

Exhibit Index

Exhibit No.	Description
10.1

Form of Indemnification Agreement entered into with certain executive officers of the Company, together with a schedule of parties thereto (incorporated herein by reference to Exhibit 10.58 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Statement Pursuant to 18 U.S.C. §1350

32.2	Statement Pursuant to 18 U.S.C. §1350